Form 10-Q
period 1995-04-30
MESABI TRUST
filed 1995-06-13
CIK 65172

               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549

                           Form 10-Q

/x/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 1995 or

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________________ to ______________

Commission file number 1 - 4488

                          MESABI TRUST
     (Exact name of registrant as specified in its charter)

           New York                                   13-6022277
_____________________________________             ___________________
(State   or   other  jurisdiction  of              (I.R.S. Employer
  incorporation or organization)                  Identification No.)

In care of Bankers Trust Company,
          Corporate Trust & Agency Group
          P.O. Box 318
          Church Street Station
          New York, New York                            10015
___________________________________________       ___________________
(Address  of  principal executive  offices)            (Zip Code)

Registrant's telephone number, including area  code: (212) 250-6696

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _____X_____ No __________

At  June  10,  1995,  there were 13,120,010 Units  of  Beneficial
Interest in Mesabi Trust outstanding.

                 PART I - FINANCIAL INFORMATION


Item 1.   FINANCIAL STATEMENTS

                                          THREE MONTHS ENDED

                                                APRIL 30
                                         ---------------------
                                         1995             1994
                                         ----             ----

A.  Condensed Statements of Income

  Revenues:

       Royalty income                  $190,157         $209,725
       Interest income                   10,004            4,030
                                       --------         --------
                                       $200,161         $213,755

  Expenses                               72,991           94,319
                                       --------         --------
  Net income                           $127,170         $119,436
                                       --------         --------
                                       --------         --------

  Weighted average number
  of units outstanding               13,120,010       13,120,010

  Net income per unit                 $0.009693        $0.009103

  Distributions declared
  per unit                             $  --            $  --


SEE NOTES TO FINANCIAL STATEMENTS.

B. Condensed Balance Sheets


                                   April 30, 1995    January 31, 1995
                                   --------------    ----------------

Assets:

 Cash                                  $  8,165        $1,442,627

 U.S. Government securities,
    at cost (which approximates
    market)                             649,803           366,650

 Accrued income                         143,266           177,924
 Prepaid insurance                          563             3,938
                                       --------        ----------

                                       $801,797        $1,991,139
                                       --------        ----------

  Fixed property, including
   intangibles, at nominal values:

   Amended Assignment of
      Peters Lease                     $      1        $        1

   Assignment of Cloquet Lease                1                 1

   Certificate of beneficial
      interest for 13,120,010
      units of Land Trust                     1                 1
                                       --------         ---------

                                       $      3        $        3
                                       --------        ----------

                                       $801,800        $1,991,142
                                       --------        ----------
                                       --------        ----------


  Liabilities, Unallocated
  Reserve and Trust Corpus:

   Liabilities:
      Distribution payable            $   --           $1,312,001
      Accrued expenses                  23,391             41,566
                                      --------         ----------

                                      $ 23,391         $1,353,567

   Deferred income                     175,878            162,214
   Unallocated reserve                 602,528            475,358

     Trust Corpus                            3                  3
                                      --------         ----------

                                      $801,800         $1,991,142
                                      --------         ----------
                                      --------         ----------


SEE NOTES TO FINANCIAL STATEMENTS.

 C.   Condensed Statements of Cash  Flows


                                           THREE MONTHS ENDED
                                               APRIL 30,
                                         ---------------------
                                         1995             1994
                                         ----             ----


Cash flows from operating
  activities:
   Royalties received                 $243,443        $207,368
   Interest received                     5,040           4,030
   Expenses paid                       (87,791)       (100,775)
                                      ---------       ---------

   Net cash provided by
   operating activities               $ 160,692       $ 110,623
                                      ---------       ---------


Cash flows from investing
  activities:
   Sales and redemptions of
     U.S. Government
     securities                       $1,754,571      $1,656,030
   Purchases of U.S.
     Government securities            (2,037,724)     (1,705,708)
                                      ----------      -----------

  Net cash
  (used in) investing
   activities                        $ (283,153)      $  (49,678)
                                     -----------      -----------

Cash flows from financing
  activities:
   Net cash (used in) financing
   activities, distributions
    to  Unitholders                  $(1,312,001)     $(1,312,001)
                                     ------------     ------------

Net (decrease)
   in  cash                          $(1,434,462)     $(1,251,056)

Cash, beginning of quarter             1,442,627        1,494,936

Cash, end of quarter                 $     8,165      $   243,880
                                     -----------      ------------
                                     -----------      ------------

Reconciliation of net income
  to net cash provided by
  operating activities:
   Net income                         $127,170        $ 119,436
   Decrease in accrued
    income                              34,658            2,234
   Decrease in prepaid insurance         3,375            3,375
   (Decrease) in
     accrued expenses                  (18,175)          (9,831)
   Increase (decrease) in
     deferred income                    13,664           (4,591)
                                      --------        ---------

   Net cash provided by
     operating activities             $160,692        $ 110,623
                                      --------        ---------
                                      --------        ---------


SEE NOTES TO FINANCIAL STATEMENTS.

                          MESABI TRUST

                 NOTES TO FINANCIAL STATEMENTS


Note 1. The financial statements included herein have been prepared without audit (except for the balance sheet at January 31, 1995) in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Trustees, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of
         (a) the results of operations for the three months ended April 30, 1995 and April 30, 1994, (b) the financial position at April 30, 1995 and January 31, 1995, and (c) the cash flows for the three months ended April 30, 1995 and April 30, 1994 have been made.

Note 2. Earnings per unit are based on weighted average number of units outstanding during the period (13,120,010 units).

Item 2.   TRUSTEES'   DISCUSSION   AND  ANALYSIS   OF   FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.

     Leasehold royalty income constitutes the principal source of revenue to Mesabi Trust. Royalty rates are determined by the terms of Mesabi Trust's leases and assignments of leases. Overriding royalties are determined by both the volume and selling price of iron ore pellets sold. Fee royalties payable to Mesabi Land Trust, a Minnesota land trust of which Mesabi Trust is the sole beneficiary ("Mesabi Land Trust"), are based on the amount of crude ore mined, which crude ore is used to produce iron ore pellets.

     Northshore Mining Corporation ("Northshore") is obligated as lessee to pay Mesabi Trust base overriding royalties, in varying amounts constituting a percentage of the gross proceeds of shipments from Silver Bay, Minnesota of pellets produced from Mesabi Trust lands or, to a limited extent, other lands, ranging from 2-1/2% of the gross proceeds for the first one million tons of pellets so shipped annually to 6% of the gross proceeds for all pellets shipped in excess of 4 million tons annually. In addition, Northshore is obligated to pay to Mesabi Trust royalty bonuses constituting a percentage of the gross proceeds of pellets shipped from Silver Bay, Minnesota for sale at prices above a threshold price (which is adjusted on an annual basis for inflation and deflation (but not below $30) and is approximately $35.77 for calendar year 1995), ranging from 1/2 of 1% of the gross proceeds on all tonnage shipped for sale at prices between the threshold price and $2.00 above the threshold price, to 3% of the gross proceeds on all tonnage shipped for sale at prices $10.00 or more above the threshold price. Generally, the obligation of Northshore to pay base overriding royalties and royalty bonuses with respect to the sale of pellets accrues upon the shipment of those pellets from Silver Bay. Northshore also is obligated to pay to Mesabi Trust a minimum advance royalty in equal quarterly installments, which is credited against certain base overriding royalties and royalty bonuses. The amount of advance royalties payable is subject to adjustment (but not below $500,000 per annum) for inflation and deflation and is approximately $596,246 for calendar year 1995. Northshore is obligated to make quarterly royalty payments in January, April, July and October of each year. In the case of base overriding royalties and royalty bonuses, these quarterly payments are to be made whether or not the related proceeds of sale have been received by Northshore by the time such payments become due.

      Due to a combination of factors, shipments from quarter to quarter or from year to year fluctuate greatly. These factors include the normal reduction of Great Lakes shipping activity during the winter months, and reduced pellet sales resulting from adverse economic conditions affecting the steel industry generally.

COMPARISON  OF  THREE MONTHS ENDED APRIL 30, 1995 AND  APRIL  30,
1994

      Mesabi Trust's net income increased to $127,170 for the fiscal quarter ended April 30, 1995, as compared to net income of $119,436 for the fiscal quarter ended April 30, 1994. Mesabi Trust's gross income for the fiscal quarter ended April 30, 1995 was $200,161, consisting of $110,343 in minimum advance royalty income, $27,225 in overriding royalty income, $52,589 in fee royalty income and $10,004 in interest income, as compared to gross income of $213,755, consisting of $146,479 in minimum advance royalty income, $5,448 in overriding royalty income, $57,798 in fee royalty income and $4,030 in interest income, for the fiscal quarter ended April 30, 1994. The decrease in royalty income was primarily due to an increase in the deferred income amount, as compared to a decrease in the comparable prior period. Interest income increased primarily because of higher interest rates (due partly to investing in some longer term government securities in the quarter ended April 30, 1995). Mesabi Trust's expenses for the fiscal quarter ended April 30, 1995 were $72,991, compared to expenses of $94,319 for the fiscal quarter ended April 30, 1994. The decrease in expenses was primarily because of decreased costs for printing and postage, transfer agent fees and legal fees.

      Mesabi  Trust's Unallocated Reserve aggregated $602,528  at
April 30, 1995, as compared with an Unallocated Reserve of $684,901 at April 30, 1994.

      The Trustees have been advised by Northshore that in 1995 total shipments should be approximately 3,850,000 - 3,900,000 tons, an increase from 1994. Mesabi Trust's portion of the total shipments is approximately 90% or 3,480,000 - 3,500,000 tons. The increase, in large part, is due to an iron ore expansion project (the reactivation of an idle pelletizing line) which is expected to be completed in June 1995. This expansion project could increase annual production capacity by about 500,000 tons in 1995 and up to 900,000 tons in 1996 depending upon iron ore market conditions. Production in 1995 will be lower than originally estimated due to a fire which required shutdown of one pelletizing line with a resulting loss of approximately 110,000 tons of production, and delay in reactivating the idle pelletizing line. The Trustees will continue to monitor the economic circumstances of the Trust in an effort to strike a responsible balance between future distributions to the Unitholders and the maintenance of adequate Trust reserves.

                  Part II - OTHER INFORMATION

Item 1.        LEGAL PROCEEDINGS

     None.

Item 2.        CHANGES IN SECURITIES.

     None.

Item 3.        DEFAULTS UPON SENIOR SECURITIES.

     None.

Item 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

Item 5.        OTHER INFORMATION.

     None.

Item 6.        EXHIBITS AND REPORTS ON FORM 8-K.

27.1      Financial Data Schedule......Filed herewith

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        MESABI TRUST
                                 ____________________________________
                                        (Registrant)


                              By BANKERS TRUST COMPANY
                                 Corporate Trustee

                              Principal Administrative Officer and duly authorized signatory:*


Date:  June 12, 1995          By:    /s/ Mark Woodward
                                 ____________________________________
                                      Name:  Mark Woodward
                                      Title: Assistant Vice President


* There are no directors
  or executive officers of
  the registrant.

                                      Exhibit Index



Item No.              Description
- --------              -----------

27.1                  Financial Data Schedule....Filed herewith

