Form 10-Q
period 1995-10-31
MESABI TRUST
filed 1995-12-14
CIK 65172

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    Form 10-Q

/ X / Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 1995 or


/  /      Transition report pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934

For the transition period from                  to
                               ----------------    ----------------

Commission file number 1 - 4488
                       --------

                                  MESABI TRUST
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           NEW YORK                                   13-6022277
-------------------------------            ----------------------------------
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                   Identification No.)

In care of Bankers Trust Company,
          Corporate Trust & Agency Group
          P.O. Box 318
          Church Street Station
          New York, New York                                  10015
--------------------------------------------        --------------------------
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code:       (212) 250-6519
                                                    -------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes       X        No
                                          ---------       ----------
At December 13, 1995, there were 13,120,010 Units of Beneficial Interest in Mesabi Trust outstanding.

                         PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements


                                                   THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                       OCTOBER 31,                             OCTOBER 31,
                                                       -----------                             -----------
                                                1995                 1994                1995               1994
                                                ----                 ----                -----              -----

A.  Condensed Statements of Income
     Revenues:

          Royalty income                     $ 1,415,617          $ 1,336,422        $ 2,804,438        $ 2,475,948
          Interest income                         13,020                5,474             30,815             15,012
                                             -----------         -----------         -----------        -----------
                                             $ 1,428,637          $ 1,341,896        $ 2,835,253        $ 2,490,960

     Expenses                                     82,109             102,228             267,295            291,156
                                             -----------         -----------         -----------        -----------
     Net income                              $ 1,346,528         $ 1,239,668         $ 2,567,958        $ 2,199,804
                                             -----------         -----------         -----------        -----------
                                             -----------         -----------         -----------        -----------

     Weighted average number
     of units outstanding                     13,120,010           13,120,010         13,120,010         13,120,010

     Net income per unit                       $0.102631            $0.094487          $0.195728          $0.167668

     Distributions declared
     per unit                                   $.09                 $.08               $.155             $.14


SEE NOTES TO FINANCIAL STATEMENTS.

B.     Condensed Balance  Sheets


                                                OCTOBER 31, 1995   JANUARY 31, 1995
                                                ----------------   ---------------
Assets:
  Cash                                             $     8,886         $ 1,442,627

  U.S. Government securities,
     at cost (which approximates
     market)                                         1,722,956             366,650

  Accrued revenue                                      576,820             177,924
  Prepaid insurance                                      7,313               3,938
                                                   -----------         -----------

                                                   $ 2,315,975         $ 1,991,139
                                                   -----------         -----------
  Fixed property, including
     intangibles, at nominal values:

     Amended Assignment of
        Peters Lease                               $         1         $         1

     Assignment of Cloquet Lease                             1                   1
     Certificate of beneficial
       interest for 13,120,010
       units of Land Trust                                   1                   1
                                                   -----------         -----------

                                                   $         3         $         3
                                                   -----------         -----------

                                                   $ 2,315,978         $ 1,991,142
                                                   -----------         -----------
                                                   -----------         -----------

  Liabilities, Unallocated
  Reserve and Trust Corpus:

  Liabilities:
     Distribution payable                          $ 1,180,801         $ 1,312,001
     Accrued expenses                                   12,843              41,566
                                                   -----------         -----------
                                                   $ 1,193,644         $ 1,353,567

  Deferred income                                      112,617             162,214
  Unallocated reserve                                1,009,714             475,358

  Trust Corpus                                               3                   3
                                                   -----------         -----------

                                                   $ 2,315,978         $ 1,991,142
                                                   -----------         -----------
                                                   -----------         -----------

SEE NOTES TO FINANCIAL STATEMENTS.

C.     Condensed Statements of Cash  Flows


                                                         NINE MONTHS ENDED
                                                             OCTOBER 31,
                                                     -----------------------------
                                                       1995                1994
                                                       ----                ----
Cash flows from operating
  activities:
     Royalties received                           $  2,364,055         $ 1,935,407
     Interest received                                  22,706              15,011
     Expenses paid                                    (299,394)           (315,213)
                                                  ------------        -----------

     Net cash provided by
     operating activities                         $  2,087,367        $  1,635,205
                                                  ------------        ------------
Cash flows from investing
  activities:
     Sales and redemptions of
       U.S. Government
       securities                                 $  3,348,123         $ 5,333,991
     Purchases of U.S.
       Government securities                        (4,704,429)         (5,309,453)
                                                  ------------        ------------

     Net cash provided by (used in)
     investing activities                         $ (1,356,306)        $    24,538
                                                  ------------        ------------
Cash flows from financing
  activities:
     Net cash (used in) financing
     activities, distributions
     to Unitholders                               $ (2,164,802)       $ (2,099,202)
                                                  ------------        ------------
Net (decrease)
  in cash                                         $ (1,433,741)       $   (439,459)

Cash, beginning of year                              1,442,627           1,494,936
                                                  ------------        ------------

Cash, end of period                               $      8,886         $ 1,055,477
                                                  ------------        ------------
                                                  ------------        ------------

Reconciliation of net income
  to net cash provided by
  operating activities:
     Net income                                   $  2,567,958        $  2,199,804
     (Increase) in accrued
      revenue                                         (398,896)           (528,166)
     (Increase) in prepaid insurance                    (3,375)             (3,375)
     (Decrease) in
       accrued expenses                                (28,723)            (20,683)
    (Decrease) in deferred income                      (49,597)            (12,375)
                                                  ------------        ------------
     Net cash provided by
       operating activities                       $  2,087,367        $  1,635,205
                                                  ------------        ------------
                                                  ------------        ------------

SEE NOTES TO FINANCIAL STATEMENTS.

                                  MESABI TRUST

                          NOTES TO FINANCIAL STATEMENTS


Note 1. The financial statements included herein have been prepared without audit (except for the balance sheet at January 31, 1995) in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Trustees, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the results of operations for the three and nine months ended October 31, 1995 and 1994, (b) the financial position at October 31, 1995 and January 31, 1995, and (c) the cash flows for the nine months ended October 31, 1995 and 1994 have been made.

Note 2. Earnings per unit are based on weighted average number of units outstanding during the period (13,120,010 units).

Item 2. TRUSTEES' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Leasehold royalty income constitutes the principal source of revenue to Mesabi Trust. Royalty rates are determined by the terms of Mesabi Trust's leases and assignments of leases. Overriding royalties are determined by both the volume and selling price of iron ore products shipped for sale. Fee royalties payable to Mesabi Land Trust, a Minnesota land trust of which Mesabi Trust is the sole beneficiary ("Mesabi Land Trust"), are based on the amount of crude ore mined, which crude ore is used to produce iron ore products, typically pellets.

     Northshore Mining Corporation ("Northshore") is obligated as lessee to pay Mesabi Trust base overriding royalties, in varying amounts constituting a percentage of the gross proceeds of shipments from Silver Bay, Minnesota of pellets (and other iron ore products) produced from Mesabi Trust lands or, to a limited extent, other lands, ranging from 2-1/2% of the gross proceeds for the first one million tons of pellets so shipped annually to 6% of the gross proceeds for all pellets shipped in excess of 4 million tons annually. As a result of this increasing royalty percentage, and assuming the same sales price per ton of pellets, the shipment of a ton of pellets later in the year generates higher royalties than a shipment of a ton of pellets earlier in the year. In addition, Northshore is obligated to pay to Mesabi Trust royalty bonuses constituting a percentage of the gross proceeds of pellets shipped from Silver Bay, Minnesota for sale at prices above a threshold price (which is adjusted on an annual basis for inflation and deflation, but not below $30, and is approximately $35.77 for calendar year 1995), ranging from 1/2 of 1% of the gross proceeds on all tonnage shipped for sale at prices between the threshold price and $2.00 above the threshold price, to 3% of the gross proceeds on all tonnage shipped for sale at prices $10.00 or more above the threshold price. The obligation of Northshore to pay base overriding royalties and royalty bonuses with respect to the sale of pellets accrues upon the shipment of those pellets from Silver Bay. Northshore also is obligated to pay to Mesabi Trust a minimum advance royalty in equal quarterly installments, which is credited against certain base overriding royalties and royalty bonuses. The amount of advance royalties payable is subject to adjustment (but not below $500,000 per annum) for inflation and deflation and is approximately $596,246 for calendar year 1995. Northshore is obligated to make quarterly royalty payments in January, April, July and October of each year. In the case of base overriding royalties and royalty bonuses, these quarterly payments are to be made whether or not the related proceeds of sale have been received by Northshore by the time such payments become due.

     Due to a combination of factors, shipments by Northshore from quarter to quarter or from year to year fluctuate greatly. These factors include the normal cessation of Great Lakes shipping activity during the winter months due to freezing of the Great Lakes, increased shipments later in the calendar year in anticipation of such freezing, and changes in pellet sales resulting from changes in economic conditions affecting the steel industry generally.

COMPARISON OF THREE MONTHS ENDED OCTOBER 31, 1995 AND OCTOBER 31, 1994

     Mesabi Trust's net income increased to $1,346,528 for the fiscal quarter ended October 31, 1995, as compared to net income of $1,239,668 for the fiscal quarter ended October 31, 1994. The primary reason for the increase was an increase in royalty income due to an increase in shipments plus a higher average sales price per ton. The amount of royalty income is directly dependent upon shipments and selling price and the applicable royalty rate (which increases as a percentage, as described above, based on tons of pellets shipped year-to-
date). Mesabi Trust's gross income for the fiscal quarter ended October 31, 1995 was $1,428,637, consisting of $1,347,370 in overriding royalty income, $68,247 in fee royalty income and $13,020 in interest income, as compared to gross income of $1,341,896 for the fiscal quarter ended October 31, 1994. Mesabi Trust's expenses for the fiscal quarter ended October 31, 1995 were $82,109. This compares to expenses for the fiscal quarter ended October 31, 1994 of $102,228. The higher expense level in the 1994 fiscal quarter was primarily due to costs related to improving the Trust's systems for processing of tax information for the benefit of Unitholders, which did not recur in the 1995 fiscal quarter.

COMPARISON OF NINE MONTHS ENDED OCTOBER 31, 1995 AND OCTOBER 31, 1994

     Mesabi Trust's gross income for the nine months ended October 31, 1995 was $2,835,253, an increase of $344,293 from the gross income of $2,490,960 for the nine months ended October 31, 1994. The increase was primarily due to an increase in royalty income resulting from increases in shipments and product prices. The amount of royalty income is directly dependent upon shipments and selling price and the applicable royalty rate. Interest income was higher in the 1995 period. Expenses of $267,295 for the nine months ended October 31, 1995 decreased $23,861 from expenses of $291,156 for the nine months ended October 31, 1994. The increased income and decreased expenses resulted in net income of $2,567,958 for the nine months ended October 31, 1995, as compared to net income of $2,199,804 for the nine months ended October 31, 1994.

     The documents establishing the Trust provide that the trustees may make provision by reserve for such amount as they determine to be necessary to meet present or future liabilities of the Trust, whether fixed or contingent. The amount of unallocated cash and U.S. Government securities at the end of the quarter was reserved for such purpose, to provide for contingencies. This reserve fluctuates from quarter to quarter. Additionally, during the period between income distribution dates, which fall at the end of each fiscal quarter, income accrued (but not yet received) for that quarter is added to the current Unallocated Reserve, increasing it in amount until the end of the particular quarter, at which time such accrued income, after receipt, is generally distributed and the Unallocated Reserve is restored to the amount determined by the Trustee.

     Mesabi Trust's Unallocated Reserve aggregated $1,009,714 at October 31, 1995 as compared with $928,467 at October 31, 1994. At October 31, 1995, the Unallocated Reserve was represented by $432,894 in unallocated cash and U.S. Government securities, and $576,820 of accrued revenue primarily representing royalties not yet received by the Trust but anticipated to be received in January 1996 from Northshore as part of the royalty due for the fourth calendar quarter, based upon reported lessee shipping activity reported for the month of October 1995.

                           Part II - OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

     None.

Item 2.   CHANGES IN SECURITIES.

     None.

Item 3.   DEFAULTS UPON SENIOR SECURITIES.

     None.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

Item 5.   OTHER INFORMATION.

     None.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                     MESABI TRUST
                                        ----------------------------------------
                                                     (Registrant)


                                        By BANKERS TRUST COMPANY
                                           Corporate Trustee

                                        Principal Administrative Officer and
                                        duly authorized signatory:*


Date:  December 13, 1995                By:  /s/ MATTHEW J. SEELEY
                                           ------------------------------------
                                                 Name:  Matthew J. Seeley
                                                 Title: Vice President


*    There are no directors
     or executive officers of
     the registrant.