Form 10-K405
period 1996-01-31
MESABI TRUST
filed 1996-04-30
CIK 65172

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)

/X/                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                      FOR FISCAL YEAR ENDED JANUARY 31, 1996, OR

/ /               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
               OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                  FOR THE TRANSITION PERIOD FROM                 TO

                            COMMISSION FILE NUMBER 1-4488

                            ------------------------

                                  MESABI TRUST
             (Exact name of registrant as specified in its charter)

                     NEW YORK                                13-6022277
         (State or other jurisdiction of                  (I.R.S. Employer
          incorporation or organization)                Identification No.)

            C/O BANKERS TRUST COMPANY
         CORPORATE TRUST AND AGENCY GROUP
                   P.O. BOX 318
              CHURCH STREET STATION
                NEW YORK, NEW YORK                             10015
     (Address of principal executive offices)                (Zip Code)

       Registrant's telephone number, including area code: (212) 250-6519
                            ------------------------

          Securities registered pursuant to Section 12(b) of the Act:

                                                        NAME OF EACH EXCHANGE
                TITLE OF EACH CLASS                      ON WHICH REGISTERED
- ----------------------------------------------------  --------------------------
    Units of Beneficial Interest in Mesabi Trust       New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: NONE
                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _X_
                            ------------------------

    As of April 25, 1996, the aggregate market value of the Units of Beneficial Interest held by non-affiliates of the registrant aggregated approximately $52,419,640*. As of April 25, 1996, 13,120,010 Units of Beneficial Interest were outstanding.
- ------------------------
*Includes approximately $60,400 representing the market value as of April 25, 1996 of 15,100 Units the beneficial ownership of which is disclaimed by affiliates (see Item 12 herein).

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

    Certain items in Parts I and II incorporate information by reference from the Annual Report of the Trustees of Mesabi Trust to the Holders of Certificates of Beneficial Interest for the fiscal year ended January 31, 1996, which is annexed hereto and filed herewith as Exhibit 13.

                                     PART I

ITEM 1.  BUSINESS.

    The information set forth on pages 6 through 9 of the Annual Report of the Trustees of Mesabi Trust for the fiscal year ended January 31, 1996 is incorporated herein by reference.

    Mesabi Trust ("Mesabi Trust" or the "Trust") is a trust organized pursuant to an Agreement of Trust under the laws of the State of New York in 1961. Mesabi Trust holds all of the interests formerly owned by Mesabi Iron Company, namely all of Mesabi Iron Company's right, title and interest in the Amended Assignment of Peters Lease, Assignment of Cloquet Lease, beneficial interest in the Mesabi Land Trust, and all other assets and property identified in the Agreement of Trust. Under the Agreement of Trust, the Trustees are specifically prohibited from entering into or engaging in any business. This prohibition applies irrespective of whether the conduct of any such business activities is deemed by the Trustees to be necessary or proper for the preservation and protection of the Trust Estate.

    Accordingly, the activities of the Trust in connection with the administration of Trust assets are limited to the collection of income, the payment of expenses and liabilities, the distribution of the net income and the protection and conservation of the assets held. Pursuant to a ruling from the Internal Revenue Service, which was based on the terms of the Agreement of Trust and based on the prohibition against entering into any business, the Trust is not taxable as a corporation for Federal income tax purposes. The holders of the Units of Beneficial Interest are considered as "owners" of the trust and the Trust's income is taxable directly to the Unitholders.

    The Trust has a term continuing twenty-one (21) years after the death of the survivor of twenty-five (25) persons named in an exhibit to the Agreement of Trust. The youngest person on such list is now 35 years of age.

    Leasehold royalty income constitutes the principal source of revenue to Mesabi Trust. Royalty rates are determined by the terms of Mesabi Trust's leases and assignments of leases. Prior to August 17, 1989, the overriding royalty was based on the quantity and iron content of pellets shipped by the then lessee, Reserve Mining Company ("Reserve"), from Mesabi Trust lands. Mesabi Trust did not receive any royalty income from May 1986 until July 1990 due to the filing of a Chapter 11 bankruptcy petition by Reserve and the resulting suspension of Reserve's operations.

    On August 17, 1989, Cyprus Northshore Mining Corporation ("Cyprus NMC") purchased substantially all of Reserve's assets, including Reserve's interest in the Mesabi Trust lands, and Mesabi Trust entered into agreements (the "Amended Assignment Agreements") with Reserve's Chapter 11 Trustee and Cyprus NMC, which modified the method of calculating overriding royalties payable to Mesabi Trust and transferred the interest of Reserve in the Mesabi Trust lands to Cyprus NMC. Pursuant to the Amended Assignment Agreements, overriding royalties are determined by both the volume and selling price of iron ore products shipped for sale. During 1994, Cyprus NMC was sold by its parent corporation to Cleveland-Cliffs Inc. as a wholly-owned subsidiary and renamed Northshore Mining Corporation ("Northshore"). The smaller fee royalty for Mesabi Land Trust is based on mine production of crude ore.

    Mesabi Trust has no employees. Certain of the administrative functions of Mesabi Trust are performed by Bankers Trust Company, the Corporate Trustee.
Mesabi Trust engages independent consultants to assist the Trustees in monitoring, among other things, the amount and sales price of minerals shipped by Northshore from Silver Bay, Minnesota, which forms the basis for the computation of royalties payable to Mesabi Trust by Northshore.

ITEM 2.  PROPERTIES.

    The information set forth on page 6 of the Annual Report of the Trustees of Mesabi Trust for the fiscal year ended January 31, 1996 is incorporated herein by reference. The Peters Lease provides that each leasehold estate will continue until the iron ore, taconite and other minerals or materials thereon are exhausted. The duration of the Mesabi Lease is coextensive with the term of the Peters Lease. The Cloquet Lease, which was executed in 1916, has a term of 124 years. In the event Northshore decides to terminate or surrender one or more of such leases, it must, before taking steps to effect any such termination or surrender, give Mesabi Trust at least six months' notice of its intention to do so and, at Mesabi Trust's request, reassign all of such leases to Mesabi Trust (free and clear of liens, except public highways), in consideration only of the assumption by Mesabi Trust of Northshore's future obligations as lessee under such leases.

    The Trustees have neither made nor caused to be made any surveys or test drillings to ascertain the iron ore reserves on the Peters Lease Lands and the Cloquet Lease Lands. However, initial surveys and test drillings made by Mesabi Iron Company (upon the liquidation of which in 1961 Mesabi Trust derived its interests) many years ago indicated accessible reserves of at least 1 1/2 billion tons of mineable raw material on these Lands capable of yielding approximately 500 million tons of concentrated product. Based on the amount of ore extracted, it is estimated that there currently remains more than one-half such indicated reserves of concentrated product.

ITEM 3.  LEGAL PROCEEDINGS.

    In connection with the 1986 filing of a Chapter 11 bankruptcy petition by Reserve, the Mesabi Trustees commenced various actions and filed proofs of claim against Reserve and various entities related to Reserve. All of such actions and proofs of claims have been finally resolved at this time. During 1995, the Mesabi Trustees were advised that Armco Steel Company L.P. had completed the purchase of sufficient tonnage of taconite pellets to complete its obligations under a pellet purchase agreement, effectively completing Armco's obligations under a Tolling Agreement which dismisses all claims Mesabi Trust might have had against Armco.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    The information set forth in the section titled "Certificates of Beneficial Interest" on page 11 of the Annual Report of the Trustees of Mesabi Trust for the fiscal year ended January 31, 1996 is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA.

    The information required by this item is incorporated by reference from the section titled "Selected Financial Data" on page 1 and from the section titled "Reserves and Distributions" on page 10 of the Annual Report of the Trustees of Mesabi Trust for the fiscal year ended January 31, 1996.

ITEM 7. TRUSTEES' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

    The information required by this item is incorporated by reference from pages 2 through 5 and the sections titled "Income and Expense" and "Reserves and Distributions" on pages 9 and 10 of the Annual Report of the Trustees of Mesabi Trust for the fiscal year ended January 31, 1996.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The  financial  statements,  including  the  independent  auditor's   report
thereon, filed as a part of this report, are presented on pages F-1 through F-8.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    There are no directors or executive officers of the registrant. The Trust provides for a Corporate Trustee and four Individual Trustees. The Trustees do not hold office for specific terms but continue in office until such time as a Trustee resigns or is removed or, in the case of an Individual Trustee, dies or becomes incapable of acting, or is adjudged to be bankrupt or insolvent. In the case of the Corporate Trustee, a successor is also appointed if a receiver of the Corporate Trustee or of its property is appointed, or if any public officer takes charge or control of the Corporate Trustee or of its property or affairs for the purpose of rehabilitation, conservation or liquidation. A Trustee may be removed at any time, with or without cause, by the holders of two-thirds in interest of the Trust Certificates then outstanding.

    The present Trustees of Mesabi Trust and their ages, their terms in office as Trustees, and their business experience during the past five years are set forth in the following table:

                                 TRUSTEE           BUSINESS EXPERIENCE
           NAME             AGE   SINCE           DURING PAST FIVE YEARS
- --------------------------  ---  -------  --------------------------------------
Bankers Trust Company       --     1961   --
David J. Hoffman            60     1977   Mining geologist; Until January  1988,
                                          President  of Towne  Mines Exploration
                                          Company, Inc., a privately-held mining
                                          corporation
Richard G. Lareau           67     1990   Partner in the law firm of Oppenheimer
                                          Wolff   &   Donnelly   (since   1960);
                                          Director   of   Ceridian   Corporation
                                          (since  1971),   Merrill   Corporation
                                          (since   1981),  Nash   Finch  Company
                                          (since 1984) and Northern  Instruments
                                          Corporation (since 1980)
Ira A. Marshall, Jr.        73     1976   Private   investor  and  self-employed
                                          petroleum  engineer;  Until   February
                                          1986,  Director and  Vice President of
                                          New American Fund, Inc., a  closed-end
                                          investment trust
Norman F. Sprague III       48     1981   Private investor; Orthopedic surgeon

ITEM 11.  TRUSTEES' COMPENSATION.

    Pursuant to an Amendment to the Agreement of Trust (the "Amendment") dated October 25, 1982, each Individual Trustee receives annual compensation for services as Trustee of $20,000, adjusted up or down (but not below $20,000) in accordance with changes from the November 1981 level of 295.5 (the "1981 Escalation Level") in the All Commodities Producer Price Index (with 1967 = 100 as a base), which is published by the U.S. Department of Labor. The adjustment is made at the end of each fiscal year and is calculated on the basis of the proportion between (a) the level of such index for the November preceding the end of such fiscal year and (b) the 1981 Escalation Level.

    As also provided in the Amendment, Bankers Trust Company, as the Corporate Trustee, receives annual compensation in an amount equal to the greater of (i) $20,000, adjusted as provided in the preceding paragraph, or (ii) one quarter of one percent (1/4 of 1%) of the Trust Moneys, exclusive of proceeds of sale of any part of the Trust Estate (as such terms are defined in the Trust Agreement), received by the Trustees and distributed to Trust Certificate Holders. Additionally, each year the Corporate Trustee receives $62,500 (or more, if unanimously approved by the Individual Trustees) to cover clerical and administrative services to Mesabi Trust other than services customarily performed by a registrar or transfer agent.

    The following table sets forth the cash compensation paid to the Trustees through January 31, 1996, for services in all capacities as Trustees to Mesabi Trust during the fiscal year ended January 31, 1996.

                            CASH COMPENSATION TABLE

                                                                 (C)
           (A)                           (B)                     CASH
           NAME                CAPACITY IN WHICH SERVED      COMPENSATION
- --------------------------  ------------------------------  --------------
Bankers Trust Company             Corporate Trustee         $    88,882*
David J. Hoffman                  Individual Trustee        $    26,381
Richard G. Lareau                 Individual Trustee        $    26,381
Ira A. Marshall, Jr.              Individual Trustee        $    26,381
Norman F. Sprague III             Individual Trustee        $    26,381

- ------------------------
*Does not  include $30,228  of  fees and  disbursements  paid to  Bankers  Trust
 Company as transfer agent of the Units.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND THE TRUSTEES.

    The following table sets forth information concerning each person known to Mesabi Trust to own beneficially more than 5% of the Trust's Units outstanding as of April 1, 1996. Such information has been obtained from Mesabi Trust's records and a review of statements filed with Mesabi Trust pursuant to Section 13(d) of the Securities Exchange Act of 1934 through April 1, 1996.

                                                              AMOUNT OF
                  NAME AND ADDRESS OF                        BENEFICIAL        PERCENT OF
                  BENEFICIAL OWNER(S)                    OWNERSHIP OF UNITS       CLASS
- -------------------------------------------------------  -------------------  -------------
Norwest Corporation,                                          2,390,880(1)          18.2%
Norwest Center
Sixth and Marquette
Minneapolis, MN 55479-1026 and
Norwest Bank Colorado, National Association
1740 Broadway
Denver, CO 80274-8620 and
Norwest Colorado, Inc.
1740 Broadway
Denver, CO 80274-8677

AT&T Master Pension Trust,                                    1,305,000(2)          9.95%
The Northern Trust Company, as
 Trustee of the AT&T Master Pension Trust
50 LaSalle Street
Chicago, IL 60675

Appaloosa Management L.P.,                                      967,000(3)          7.37%
 a Delaware Limited Partnership and
David A. Tepper
51 JFK Parkway
Short Hills, New Jersey 07078

- ------------------------
(1) According to Amendment No. 15 to the Statement on Schedule 13G of Norwest Corporation, and Norwest Colorado, Inc. and Norwest Bank Colorado, National Association, each of which is a subsidiary of Norwest Corporation, dated February 6, 1996, Norwest Corporation, indirectly through its subsidiaries
    (i) has sole voting power with respect to 2,248,380 Units, (ii) shares voting power with respect to 1,000 Units, (iii) has sole dispositive power as to 2,386,880 Units, and

    (iv) shares dispositive power with respect to 3,000 Units. Norwest Colorado, Inc. (indirectly through its subsidiaries) has sole voting power with respect to 2,140,000 units and shared voting power with respect to 1,000 units and sole dispositive power with respect to 2,281,500 of such units. Norwest Bank Colorado, National Association, has sole voting power with respect to 2,140,000 units, shared voting power with respect to 1,000 units and sole dispositive power with respect to 2,281,500 of such Units. Includes 1,305,000 units held for the AT&T Master Pension Plan Trust with respect to a portion of whose assets Norwest Bank Colorado, Inc. acts as investment advisor. See footnote (2) below.

(2) According to a Schedule 13G dated February 8, 1996, filed on behalf of this person, such person has sole power to vote or to direct the vote, and sole power to dispose or to direct the disposition of, all such Units. As noted in footnote (1) above, these Units are also reflected in the amounts shown for Norwest Corporation and its subsidiaries.

(3) According to a Schedule 13D dated February 2, 1994 and March 8, 1994, filed by such persons, which indicates that each of such persons has sole voting power and sole dispositive power with respect to such shares. Appaloosa Management L.P. is general partner of Appaloosa Investment Limited Partnership I. The general partner of Appaloosa Management L.P. is Appaloosa Partners, Inc., of which David Tepper is the sole shareholder and President. Appaloosa Management L.P. acts as an investment advisor to Appaloosa Investment Limited Partnership I, Chestnut Investors III Inc. ("Chestnut") and Reliance Standard Life Insurance Company ("Reliance"). Chestnut and Reliance are both beneficially owned by Delphi Financial Group ("Delphi"). Of the 967,000 Units reported, 751,608 are owned by Appaloosa Investment Limited Partnership I, 6,865 are owned by Chestnut, and 208,527 are owned by Reliance.

    The table below sets forth information as to the Units of Beneficial Interest in Mesabi Trust beneficially owned as of April 25, 1996 by the Trustees individually and as a group.

                                 AMOUNT OF
                                BENEFICIAL          PERCENT OF
           NAME             OWNERSHIP OF UNITS        CLASS
- --------------------------  -------------------  ----------------
Bankers Trust Company                   0*                    0
David J. Hoffman                   38,100**         Less than 1%
Richard G. Lareau                   5,000           Less than 1%
Ira A. Marshall, Jr.              104,000***        Less than 1%
Norman F. Sprague III              10,000           Less than 1%
All Trustees as a group           157,100                   1.1%

- ------------------------
  *Bankers Trust Company holds, on behalf of various customers, Units in its Fiduciary Department in so-called "directed" accounts. Bankers Trust Company has no voting or investment power over, and thus no beneficial interest in, such Units.

 **These  Units consist of (a) 23,000 Units  owned by Mr. Hoffman and (b) 15,100
   Units owned by Mr. Hoffman's wife, over which Mr. Hoffman does not have any investment or voting power and as to which Mr. Hoffman disclaims any beneficial ownership.

***Includes 104,000 Units owned indirectly by Mr. Marshall through a trust.  Mr.
   Marshall is sole trustee of this trust.

ITEM 13.  CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS.

    Mr. Richard G. Lareau, who became a Trustee on March 7, 1990, is a senior partner in the law firm of Oppenheimer Wolff & Donnelly of Minneapolis, Minnesota. That firm has been retained by Mesabi Trust since 1961 to act with respect to matters of Minnesota law, and was retained in 1991 by the Trustees other than Mr. Lareau to act as general corporate counsel.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

    (a) The following documents are filed as part of this Report:

                                                                        PAGE NO.
                                                                        --------
    Financial Statements filed herewith:
        Independent Auditor's Report..................................      F-1
        Balance Sheets as of January 31, 1996 and 1995................      F-2
        Statements of Income for the years ended January 31, 1996,
         1995 and 1994................................................      F-3
        Statements of Unallocated Reserve and Trust Corpus for the
         years ended January 31, 1996, 1995 and 1994..................      F-4
        Statements of Cash Flows for the years ended January 31, 1996,
         1995 and 1994................................................      F-5
        Notes to Financial Statements.................................      F-6
    Financial Statement Schedules Included:
        None required.

    Schedules other than those listed above have been omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

    Exhibits filed herewith or incorporated by reference:

    3         Agreement of Trust dated as of July 18, 1961 (1)
    3 (a)     Amendment  to the Agreement  of Trust dated as  of October 25, 1982
              (2)
    4         Instruments defining the rights of Trust Certificate Holders (3)
    10(a)     Peters Lease (4)
    10(b)     Amended Assignment of Peters Lease (4)
    10(c)     Cloquet Lease (4)
    10(d)     Assignment of Cloquet Lease (4)
    10(e)     Modification of Lease and Consent to Assignment dated as of October
              22, 1982 (5)
    10(f)     Amendment of  Assignment,  Assumption  and  Further  Assignment  of
              Peters Lease (6)
    10(g)     Amendment  of  Assignment,  Assumption and  Further  Assignments of
              Cloquet Lease (7)
    13        Annual Report of the Trustees of  Mesabi Trust for the fiscal  year ended January 31, 1996
      (b)     Reports on Form 8-K:
                  None.

- ------------------------
(1) Incorporated by reference from Exhibit 3 to Mesabi Trust's Annual Report on Form 10-K for the fiscal year ended January 31, 1987.
(2) Incorporated by reference from Exhibit 3(a) to Mesabi Trust's Annual Report on Form 10-K for the fiscal year ended January 31, 1988.

(3) Incorporated by reference from Exhibit 4 to Mesabi Trust's Annual Report on Form 10-K for the fiscal year ended January 31, 1987.

(4) Incorporated by reference from Exhibits 10(a)-10(d) to Mesabi Trust's Annual Report on Form 10-K for the fiscal year ended January 31, 1987.

(5) Incorporated by reference from Exhibit 10(e) to Mesabi Trust's Annual Report on Form 10-K for the fiscal year ended January 31, 1988.

(6) Incorporated by reference from Exhibit A to Mesabi Trust's Report on Form 8-K dated August 17, 1989.

(7) Incorporated by reference from Exhibit B to Mesabi Trust's Report on Form 8-K dated August 17, 1989.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

              MESABI TRUST
- ----------------------------------------
              (REGISTRANT)

By:  Bankers Trust Company
     Corporate Trustee

By:
     -----------------------------------
              Matthew J. Seeley                       April 26, 1996
               VICE PRESIDENT

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

- ----------------------------------------
           Matthew J. Seeley                          April 26, 1996
             VICE PRESIDENT
         BANKERS TRUST COMPANY

- ----------------------------------------
            David J. Hoffman                          April 26, 1996
           INDIVIDUAL TRUSTEE

- ----------------------------------------
           Richard G. Lareau                          April 26, 1996
           INDIVIDUAL TRUSTEE

- ----------------------------------------
          Ira A. Marshall, Jr.                        April 26, 1996
           INDIVIDUAL TRUSTEE

- ----------------------------------------
         Norman F. Sprague III                        April 26, 1996
           INDIVIDUAL TRUSTEE

                          INDEPENDENT AUDITOR'S REPORT

To the Trustees
Mesabi Trust
New York, New York

    We have audited the accompanying balance sheets of Mesabi Trust as of January 31, 1996 and 1995, and the related statements of income, unallocated reserve and trust corpus and cash flows for each of the three years in the period ended January 31, 1996. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mesabi Trust as of January 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 1996, in conformity with generally accepted accounting principles.

                                          McGLADREY & PULLEN, LLP

New York, New York
April 23, 1996

                                  MESABI TRUST
                                 BALANCE SHEETS

                                     ASSETS

                                                            JANUARY 31,
                                                    ----------------------------
                                                        1996           1995
                                                    -------------  -------------
Cash..............................................  $       9,183  $   1,442,627
U.S. Government securities, at amortized cost
 (which approximates market)......................      2,145,588        366,650
Accrued income....................................        127,419        177,924
Prepaid insurance.................................          3,938          3,938
                                                    -------------  -------------
                                                    $   2,286,128  $   1,991,139
                                                    -------------  -------------
Fixed property, including intangibles, at nominal
 values:
  Assignments of leased property:
    Amended Assignment of Peters Lease............  $           1  $           1
                                                    -------------  -------------
    Assignment of Cloquet Lease...................              1              1
                                                    -------------  -------------
  Certificate of beneficial interest for
   13,120,010 units of Land Trust.................              1              1
                                                    -------------  -------------
                                                    $           3  $           3
                                                    -------------  -------------
                                                    $   2,286,131  $   1,991,142
                                                    -------------  -------------
                                                    -------------  -------------

               LIABILITIES, UNALLOCATED RESERVE AND TRUST CORPUS

Liabilities:
  Distribution payable............................  $   1,574,401  $   1,312,001
  Accrued expenses................................         55,979         41,566
                                                    -------------  -------------
                                                    $   1,630,380  $   1,353,567

Deferred income...................................        114,345        162,214
Unallocated reserve...............................        541,403        475,358
Trust Corpus......................................              3              3
                                                    -------------  -------------
                                                    $   2,286,131  $   1,991,142
                                                    -------------  -------------
                                                    -------------  -------------

                       See Notes to Financial Statements.

                                  MESABI TRUST
                              STATEMENTS OF INCOME

                                                                                 YEARS ENDED JANUARY 31,
                                                                       -------------------------------------------
                                                                           1996           1995           1994
                                                                       -------------  -------------  -------------
REVENUE
Royalties under amended lease agreements.............................  $   3,742,921  $   3,246,252  $   3,410,244
Royalties under Peters Lease fee.....................................        276,908        219,726        219,208
Interest.............................................................         41,399         19,373         14,902
                                                                       -------------  -------------  -------------
    Total revenue....................................................  $   4,061,228  $   3,485,351  $   3,644,354
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------
EXPENSES
Compensation of Trustees.............................................  $     131,906  $     123,057  $     120,424
Corporate Trustee's administrative fees..............................         62,500         62,500         62,500
Professional fees and expenses:
  Legal and accounting...............................................         46,956         59,792         67,476
  Mining consultant and field representatives........................         12,558         11,768         11,270
Transfer agent's and registrar's fees................................         33,178         53,039         44,026
Other Trust expenses.................................................        100,082        116,499         94,345
                                                                       -------------  -------------  -------------
    Total expenses...................................................  $     387,180  $     426,655  $     400,041
                                                                       -------------  -------------  -------------
Net income...........................................................  $   3,674,048  $   3,058,696  $   3,244,313
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------
Weighted average number of units outstanding.........................     13,120,010     13,120,010     13,120,010
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------
Net income per unit..................................................  $         .28  $         .23  $         .25
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------

                       See Notes to Financial Statements.

                                  MESABI TRUST
               STATEMENTS OF UNALLOCATED RESERVE AND TRUST CORPUS
                  YEARS ENDED JANUARY 31, 1996, 1995 AND 1994

                                                                          UNALLOCATED RESERVE
                                                                    -------------------------------
                                                                    NUMBER OF                TRUST
                                                                      UNITS       AMOUNT     CORPUS
                                                                    ----------  -----------  ------
Balance, January 31, 1993.........................................  13,120,010  $   863,555    $3
  Net income......................................................      --        3,244,313   --
  Distribution paid May 19, 1993, $.02 per unit...................      --         (262,400)  --
  Distribution paid August 19, 1993, $.05 per unit................      --         (656,001)  --
  Distribution paid November 19, 1993, $.10 per unit..............      --       (1,312,001)  --
  Distribution declared January 20, 1994, paid February 18, 1994,
   $.10 per unit..................................................      --       (1,312,001)  --
                                                                                               --
                                                                    ----------  -----------
Balance, January 31, 1994.........................................  13,120,010  $   565,465    $3
  Net income......................................................      --        3,058,696   --
  Distribution paid August 19, 1994, $.06 per unit................      --         (787,201)  --
  Distribution paid November 18, 1994, $.08 per unit..............      --       (1,049,601)  --
  Distribution declared January 19, 1995, paid February 17, 1995,
   $.10 per unit..................................................      --       (1,312,001)  --
                                                                                               --
                                                                    ----------  -----------
Balance, January 31, 1995.........................................  13,120,010  $   475,358    $3
  Net income......................................................      --        3,674,048   --
  Distribution paid August 18, 1995, $.065 per unit...............      --         (852,801)  --
  Distribution paid November 20, 1995, $.09 per unit..............      --       (1,180,801)  --
  Distribution declared January 17, 1996, paid February 20, 1996,
   $.12 per unit..................................................      --       (1,574,401)  --
                                                                                               --
                                                                    ----------  -----------
Balance, January 31, 1996.........................................  13,120,010  $   541,403    $3
                                                                                               --
                                                                                               --
                                                                    ----------  -----------
                                                                    ----------  -----------

                       See Notes to Financial Statements.

                                  MESABI TRUST
                            STATEMENTS OF CASH FLOWS

                                                                               YEARS ENDED JANUARY 31,
                                                                    ----------------------------------------------
                                                                         1996            1995            1994
                                                                    --------------  --------------  --------------
Cash flows from operating activities:
  Royalties received..............................................  $    4,036,713  $    3,402,234  $    3,739,902
  Interest received...............................................          27,151          19,373          15,437
  Expenses paid...................................................        (372,767)       (422,544)       (376,399)
                                                                    --------------  --------------  --------------
    Net cash provided by operating activities.....................  $    3,691,097  $    2,999,063  $    3,378,940
                                                                    --------------  --------------  --------------
Cash flows from investing activities:
  Sales and redemptions of U.S. Government securities.............  $    4,883,677  $    6,579,629  $    7,074,564
  Purchases of U.S. Government securities.........................      (6,662,615)     (6,482,198)     (6,770,142)
                                                                    --------------  --------------  --------------
    Net cash (used in) provided by investing activities...........  $   (1,778,938) $       97,431  $      304,422
                                                                    --------------  --------------  --------------
Cash flows from financing activities:
    Net cash (used in) financing activities, distributions to
     unitholders..................................................  $   (3,345,603) $   (3,148,803) $   (2,886,403)
                                                                    --------------  --------------  --------------
Net increase (decrease) in cash...................................  $   (1,433,444) $      (52,309) $      796,959
Cash, beginning of year...........................................       1,442,627       1,494,936         697,977
                                                                    --------------  --------------  --------------
Cash, end of year.................................................  $        9,183  $    1,442,627  $    1,494,936
                                                                    --------------  --------------  --------------
                                                                    --------------  --------------  --------------
Reconciliation of net income to net cash provided by operating activities:
  Net income......................................................  $    3,674,048  $    3,058,696  $    3,244,313
  Decrease (increase) in accrued income...........................          50,505        (108,484)         (6,489)
  Increase in accrued expenses....................................          14,413           4,111          23,642
  (Decrease) increase in deferred income..........................         (47,869)         44,740         117,474
                                                                    --------------  --------------  --------------
    Net cash provided by operating activities.....................  $    3,691,097  $    2,999,063  $    3,378,940
                                                                    --------------  --------------  --------------
                                                                    --------------  --------------  --------------

                       See Notes to Financial Statements.

                                  MESABI TRUST

                         NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED JANUARY 31, 1996, 1995 AND 1994

NOTE 1. -- NATURE OF BUSINESS, ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

    Mesabi Trust was created in 1961 upon the liquidation of Mesabi Iron Company. The sole purpose of the Trust, as set forth in the Agreement of Trust dated as of July 18, 1961, is to conserve and protect the Trust Estate and to collect and distribute the income and proceeds therefrom to the Trust's certificate holders after the payment of, or provision for, expenses and liabilities. The Agreement of Trust prohibits the Trust from engaging in any business.

    The lessee/operator of Mesabi Trust's mineral interests is Northshore Mining Corporation (NMC), a subsidiary of Cleveland-Cliffs Inc. (CCI). CCI is among the world's largest producers of iron ore products. Prior to September 30, 1994, the lessee/operator had been a subsidiary of Cyprus Amax Minerals Company and was named Cyprus Northshore Mining Corporation (Cyprus NMC).

ORGANIZATION

    The beneficial interest in Mesabi Trust is represented by 13,120,010 transferable units distributed on July 27, 1961 to shareholders of Mesabi Iron Company.

    The Trust's status as a grantor trust was confirmed by letter ruling addressed to Mesabi Iron Company from the Internal Revenue Service in 1961. As a grantor trust, Mesabi is exempt from Federal income taxes and its income is taxable directly to the Unitholders.

    A summary of Mesabi Trust's significant accounting policies follows:

    CASH

    The Trust's cash is on deposit at one financial institution. Subsequent to January 31, 1995, a substantial portion of the cash balance was utilized for distributions to Unitholders.

    INVESTMENTS

    The Trust invests solely in U.S. Government securities. Management determines the appropriate classifications of the securities at the time they are acquired and evaluates the appropriateness of such classifications as of each balance sheet date.

    The U.S. government securities are classified as held-to-maturity securities as the Trust has the positive intent and ability to hold to maturity and are stated at amortized cost.

REVENUE RECOGNITION

    Royalty income under the amended lease agreements with NMC (Cyprus NMC through September 30, 1994) is recognized as it is earned. Under such agreements, royalties are earned upon shipment, regardless of whether the actual sales proceeds for any shipment are received by NMC.

    Royalty income under the Peters Lease fee agreement also is recognized as it is earned. Under such agreement, however, royalties are earned (at the option of NMC (Cyprus NMC through September 30, 1994)) either upon mining of crude ore from Peters Lease lands or upon shipment of iron ore product produced from Peters Lease lands.

FIXED PROPERTY, INCLUDING INTANGIBLES

    The Trust's fixed property, including intangibles, is recorded at nominal values and includes the following:

        (1) The entire beneficial interest as assignor in the Amended Peters Lease Assignment and the Amended Cloquet Lease Assignment covering taconite properties in Minnesota which are leased to NMC (Cyprus NMC through September 30, 1994).

                                  MESABI TRUST

                  YEARS ENDED JANUARY 31, 1996, 1995 AND 1994

NOTE 1. -- NATURE OF BUSINESS, ORGANIZATION AND SIGNIFICANT ACCOUNTING
POLICIES (CONTINUED)
        (2) The entire beneficial interest in Mesabi Land Trust which owns a 20% fee interest in the lands subject to the Peters Lease and the entire fee interest in other properties in Minnesota.

ACCOUNTING ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amounts of financial instruments including cash, U.S. government securities, distributions payable and accrued expenses approximated fair value as of January 31, 1996 and 1995 because of the relative short maturity of these instruments.

NOTE 2. -- U.S. GOVERNMENT SECURITIES
    The amortized cost approximates market value as of January 31, 1996 and 1995. The securities are classified as held-to-maturity and mature as follows:

                                                JANUARY 31,   JANUARY 31,
                                                   1996          1995
                                               -------------  -----------
Due within one year..........................  $   1,951,548  $   366,650
Due after one year through three years.......        194,040      --
                                               -------------  -----------
                                               $   2,145,588  $   366,650
                                               -------------  -----------
                                               -------------  -----------

NOTE 3. -- UNALLOCATED RESERVE
    Leasehold royalty income constitutes the principal source of revenue to Mesabi Trust. Prior to August 17, 1989, royalties were based on the quantity and iron content of pellets shipped by the then lessee, Reserve Mining Company ("Reserve"), from Mesabi Trust properties. From May 1986 until July 1990, however, Mesabi Trust did not have any royalty income, due principally to the filing of a Chapter 11 bankruptcy petition by Reserve and the suspension of Reserve's operations in 1986.

    On August 17, 1989, Cyprus NMC purchased substantially all of Reserve's assets, including Reserve's interest in the Mesabi Trust lands, and Mesabi Trust entered into agreements with Reserve's Chapter 11 Trustee and Cyprus NMC, which modified the method of calculating royalties payable to Mesabi Trust and transferred the interest of Reserve in the Mesabi Trust lands to Cyprus NMC. Royalties are now determined by both the volume and selling price of iron ore pellets and other products sold.

    On September 30, 1994, Cyprus Amax Minerals Company sold its iron ore operations, including Cyprus NMC, to Cleveland-Cliffs Inc. (CCI). CCI renamed the operation Northshore Mining Corporation (NMC). CCI is among the world's largest producers of iron ore products.

    Pursuant to the amended assignment agreements, NMC (Cyprus NMC through September 30, 1994) is obligated to pay Mesabi Trust base overriding royalties, in varying amounts constituting a percentage of the gross proceeds of shipments, from Silver Bay, Minnesota, of iron ore product produced from Mesabi Trust lands or, to a limited extent, other lands. NMC (Cyprus NMC through September 30, 1994) is obligated to make payments of overriding royalties on product shipments

                                  MESABI TRUST

                  YEARS ENDED JANUARY 31, 1996, 1995 AND 1994

NOTE 3. -- UNALLOCATED RESERVE (CONTINUED) within 30 days following the calendar quarter in which such shipments occur. NMC (Cyprus NMC through September 30, 1994) resumed mining operations and shipping product from Silver Bay in the second calendar quarter of 1990, and the first payment of overriding royalties was made in July 1990.

    NMC (Cyprus NMC through September 30, 1994) also is obligated to pay to Mesabi Trust a minimum advance royalty of $500,000 per annum, subject to adjustment for inflation and deflation (but not below $500,000), which is credited against base overriding royalties and royalty bonuses. NMC (Cyprus NMC through September 30, 1994) is obligated to make quarterly payments of the minimum advance royalty in January, April, July and October of each year. For the calendar year ending December 31, 1996, the minimum advance royalty is $610,335. The minimum annual advance royalty was $596,246; $585,917; and $571,833 for the calendar years ended December 31, 1995; 1994; and 1993, respectively.

    The unallocated reserve aggregated $541,403 at January 31, 1996, as compared with an unallocated reserve of $475,358 and $565,465 at January 31, 1995 and 1994, respectively. During the fiscal years ended January 31, 1996, 1995 and 1994, the Trustees distributed cash payments totalling $3,345,603 (or $.255 per Unit); $3,148,803 (or $.24 per Unit) and $2,886,403 (or $.22 per unit), respectively, of beneficial interest in Mesabi Trust. In addition, in January 1996 the Trustees declared a distribution of $.12 per unit of beneficial interest which was paid in February 1996.

NOTE 4. -- SUMMARY OF QUARTERLY EARNINGS (UNAUDITED)
    The quarterly results of operations for the two years ended January 31, 1996 are presented below:

                                                             YEAR ENDED JANUARY 31, 1996
                                              ---------------------------------------------------------
                                                 FIRST         SECOND          THIRD         FOURTH
                                                QUARTER        QUARTER        QUARTER        QUARTER
                                              ------------  -------------  -------------  -------------
Revenue.....................................  $    200,161  $   1,206,455  $   1,428,637  $   1,225,975
Expenses....................................        72,991        112,195         82,109        119,885
                                              ------------  -------------  -------------  -------------
Net income..................................  $    127,170  $   1,094,260  $   1,346,528  $   1,106,090
                                              ------------  -------------  -------------  -------------
                                              ------------  -------------  -------------  -------------
Net income per unit.........................  $   0.009693  $    0.083404  $    0.102631  $    0.084306
                                              ------------  -------------  -------------  -------------
                                              ------------  -------------  -------------  -------------


                                                             YEAR ENDED JANUARY 31, 1995
                                              ---------------------------------------------------------
                                                 FIRST         SECOND          THIRD         FOURTH
                                                QUARTER        QUARTER        QUARTER        QUARTER
                                              ------------  -------------  -------------  -------------
Revenue.....................................  $    213,755  $     935,309  $   1,341,896  $     994,391
Expenses....................................        94,319         94,609        102,228        135,499
                                              ------------  -------------  -------------  -------------
Net income..................................  $    119,436  $     840,700  $   1,239,668  $     858,892
                                              ------------  -------------  -------------  -------------
                                              ------------  -------------  -------------  -------------
Net income per unit.........................  $   0.009103  $    0.064078  $    0.094487  $    0.065464
                                              ------------  -------------  -------------  -------------
                                              ------------  -------------  -------------  -------------