Form 10-Q
period 1996-04-30
MESABI TRUST
filed 1996-06-14
CIK 65172

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      Form 10-Q


[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

For the quarterly period ended April 30, 1996 or

[   ] Transition report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

For the transition period from ________________ to ________________

Commission file number 1 - 4488
                       --------

                                     MESABI TRUST
- --------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

           NEW YORK                                  13-6022277
- -------------------------------              ------------------------------
(State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)                  Identification No.)

In care of Bankers Trust Company,
         Corporate Trust & Agency Group
         P.O. Box 318
         Church Street Station
         NEW YORK, NEW YORK                            10015
- --------------------------------------       ----------------------------
(Address of principal executive offices)            (Zip Code)


Registrant's telephone number, including area code:      (212) 250-6519
                                                       ---------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X               No
                                        -------            -------

At June 11, 1996, there were 13,120,010 Units of Beneficial Interest in Mesabi Trust outstanding.

                            PART I - FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS



                                                      THREE MONTHS ENDED
                                                            APRIL 30
                                                    -----------------------
                                                      1996           1995
                                                      ----           ----
A.  Condensed Statements of Income

   Revenues:

         Royalty income                           $  374,463    $  190,157
         Interest income                              10,079        10,004
                                                  ----------    ----------
                                                  $  384,542    $  200,161

   Expenses                                           74,032        72,991
                                                  ----------    ----------

   Net income                                     $  310,510    $  127,170
                                                  ----------    ----------
                                                  ----------    ----------

   Weighted average number
   of units outstanding                           13,120,010    13,120,010

   Net income per unit                            $ 0.023667    $ 0.009693

   Distributions declared
   per unit                                       $      --     $      --

SEE NOTES TO FINANCIAL STATEMENTS.

B.  Condensed Balance Sheets


                                                APRIL 30, 1996  JANUARY 31, 1996
                                                --------------  ----------------
Assets:

   Cash                                            $  38,775      $    9,183

   U.S. Government securities,
    at cost (which approximates
    market)                                          726,244       2,145,588

   Accrued income                                    210,340         127,419
   Prepaid insurance                                     563           3,938
                                                  ----------      ----------

                                                   $ 975,922      $2,286,128
                                                  ----------      ----------

   Fixed property, including
    intangibles, at nominal values:

    Amended Assignment of
       Peters Lease                                $       1      $        1

    Assignment of Cloquet Lease                            1               1

    Certificate of beneficial
         interest for 13,120,010
         units of Land Trust                               1               1
                                                  ----------      ----------

                                                   $       3      $        3
                                                  ----------      ----------

                                                   $ 975,925      $2,286,131
                                                  ----------      ----------
                                                  ----------      ----------

   Liabilities, Unallocated
   Reserve and Trust Corpus:

    Liabilities:
         Distribution payable                      $     --       $1,574,401
         Accrued expenses                             33,132          55,979
                                                  ----------      ----------
                                                   $  33,132      $1,630,380

    Deferred income                                   90,877         114,345
    Unallocated reserve                              851,913         541,403

    Trust Corpus                                           3               3
                                                  ----------      ----------

                                                  $  975,925      $2,286,131
                                                  ----------      ----------
                                                  ----------      ----------

SEE NOTES TO FINANCIAL STATEMENTS.

C.  Condensed Statements of Cash  Flows

                                                      THREE MONTHS ENDED
                                                            APRIL 30
                                                ----------------------------
                                                     1996           1995
                                                     ----           ----

Cash flows from operating
  activities:
    Royalties received                           $   257,895     $   243,443
    Interest received                                 20,258           5,040
    Expenses paid                                    (93,504)        (87,791)
                                                 -----------     -----------

    Net cash provided by
    operating activities                         $   184,649     $   160,692
                                                 -----------     -----------

Cash flows from investing
  activities:
     Sales and redemptions of
      U.S. Government
      securities                                 $ 2,161,958     $ 1,754,571
     Purchases of U.S.
      Government securities                         (742,614)     (2,037,724)
                                                 -----------     -----------

    Net cash provided by
    (used in) investing
    activities                                   $ 1,419,344     $  (283,153)
                                                 -----------     -----------

Cash flows from financing
  activities:
    Net cash (used in) financing
    activities, distributions
    to Unitholders                               $(1,574,401)    $(1,312,001)
                                                 -----------     -----------

Net increase (decrease)
  in cash                                         $   29,592     $(1,434,462)

Cash, beginning of quarter                             9,183       1,442,627
                                                 -----------     -----------

Cash, end of quarter                              $   38,775     $     8,165
                                                 -----------     -----------
                                                 -----------     -----------

Reconciliation of net income
  to net cash provided by
  operating activities:
    Net income                                    $  310,510      $  127,170
    (Increase) decrease in accrued
     income                                          (82,921)         34,658
    Decrease in prepaid insurance                      3,375           3,375
    (Decrease) in
      accrued expenses                               (22,847)        (18,175)
    Increase (decrease) in
     deferred income                                 (23,468)         13,664
                                                 -----------     -----------
    Net cash provided by
     operating activities                         $  184,649       $ 160,692
                                                 -----------     -----------
                                                 -----------     -----------

SEE NOTES TO FINANCIAL STATEMENTS.

                                     MESABI TRUST

                            NOTES TO FINANCIAL STATEMENTS


Note 1. The financial statements included herein have been prepared without audit (except for the balance sheet at January 31, 1996) in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Trustees, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the results of operations for the three months ended April 30, 1996 and April 30, 1995, (b) the financial position at April 30, 1996 and January 31, 1996, and (c) the cash flows for the three months ended April 30, 1996 and April 30, 1995, have been made.

Note 2. Earnings per unit are based on weighted average number of units outstanding during the period (13,120,010 units).

Item 2. TRUSTEES' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING INFORMATION

    Certain statements contained in this document are forward-looking, including specifically those statements estimating 1996 production or shipments. All such forward-looking statements are based on input from the lessee/operator. The Trust has no control over the operations and activities of the lessee/operator except within the framework of current agreements. Actual results could differ materially from those indicated in such statements. For important factors that could cause actual results to differ materially, see "Important Factors Affecting Mesabi Trust," below.

BACKGROUND

    Leasehold royalty income constitutes the principal source of revenue to Mesabi Trust. Royalty rates are determined by the terms of Mesabi Trust's leases and assignments of leases. Overriding royalties are determined by both the volume and selling price of iron ore products sold. Fee royalties payable to Mesabi Land Trust, a Minnesota land trust of which Mesabi Trust is the sole beneficiary ("Mesabi Land Trust"), are based on the amount of crude ore mined, which crude ore is used to produce iron ore products.

    Northshore Mining Corporation ("Northshore") is obligated as lessee to pay Mesabi Trust base overriding royalties, in varying amounts constituting a percentage of the gross proceeds of shipments from Silver Bay, Minnesota of pellets produced from Mesabi Trust lands or, to a limited extent, other lands, ranging from 2-1/2% of the gross proceeds for the first one million tons of pellets so shipped annually to 6% of the gross proceeds for all pellets shipped in excess of 4 million tons annually. In addition, Northshore is obligated to pay to Mesabi Trust royalty bonuses constituting a percentage of the gross proceeds of pellets shipped from Silver Bay, Minnesota for sale at prices above a threshold price (which is adjusted on an annual basis for inflation and deflation and is $36.62 for calendar year 1996), ranging from 1/2 of 1% of the gross proceeds on all tonnage shipped for sale at prices between the threshold price and $2.00 above the threshold price, to 3% of the gross proceeds on all tonnage shipped for sale at prices $10.00 or more above the threshold price. Generally, the obligation of Northshore to pay base overriding royalties and royalty bonuses with respect to the sale of pellets accrues upon the shipment of those pellets from Silver Bay. Northshore also is obligated to pay to Mesabi Trust a minimum advance royalty in equal quarterly installments, which is credited against certain base overriding royalties and royalty bonuses. The amount of advance royalties payable is subject to adjustment for inflation and deflation and is $610,335 for calendar year 1996. Northshore is obligated to make quarterly royalty payments in January, April, July and October of each year. In the case of base overriding royalties and royalty bonuses, these quarterly payments are to be made whether or not the related proceeds of sale have been received by Northshore by the time such payments become due.

    Due to a combination of factors, shipments from quarter to quarter or from year to year fluctuate greatly. These factors include the normal reduction of Great Lakes shipping activity during the winter months, and reduced pellet sales resulting from adverse economic conditions affecting the steel industry generally.

IMPORTANT FACTORS AFFECTING MESABI TRUST

    Under the Agreement of Trust, the activities of the Trust are limited to the collection of income, the payment of expenses and liabilities, the distribution of net income and the protection and conservation of the assets held. The Trustees are specifically prohibited from entering into or engaging in any business. This prohibition applies irrespective of whether the conduct of business activities is deemed by the Trustees to be necessary or proper for the preservation and protection of the Trust Estate.

    Accordingly, the income of the Trust is highly dependent upon the activities and operations of its assignee, Northshore, and the terms and conditions of the Amended Assignment Agreements. The Trust and the Trustees have no control over the operations and activities of Northshore except within the framework of current agreements.

    Due to winter weather, and the increasing royalty percentages based on tonnage shipped in a calendar year, results for a particular calendar quarter are typically not indicative of results for future quarters or the year as a whole. Factors which can impact the results of the Trust in any quarter or year include:

    1. SHIPPING CONDITIONS IN THE GREAT LAKES. Shipping activity by Northshore is dependent upon when the Great Lakes shipping lanes freeze for the winter months (typically in January) and when they re-open in the spring (typically late-March or April). Base overriding royalties to Mesabi Trust are based on shipments made in a calendar quarter. If there is little or no shipping activity in the first calendar quarter, the Trust only receives the minimum royalty for that period.

    2. OPERATIONS OF NORTHSHORE. Since the primary portion of the Trust's revenues are from the shipments of iron ore product by Northshore, Northshore's processing and shipping activities directly impact the Trust's revenues in any quarter or year. Shipments by Northshore are impacted by a myriad of factors, including economic conditions in the iron ore industry, pricing by competitors, long-term customer contracts or arrangements by Northshore or its competitors, availability of ore boats, production at Northshore's mining operations, and production at the pelletizing/processing facility. If any pelletizing line becomes idle for any reason, production (and shipments) could be adversely impacted.

    3. INCREASING ROYALTIES. As described elsewhere, the royalty percentage paid to the Trust increases as the aggregate tonnage of iron ore products shipped in any calendar year increases. Assuming a consistent sales price per ton throughout a calendar year, shipments of iron ore product later in the year generate a higher royalty to the Trust.

    4. PERCENTAGE OF MESABI TRUST ORE. As described elsewhere, Northshore has the ability to process and ship iron ore product from lands other than Mesabi Trust lands. In certain circumstances, the Trust may be entitled to royalties on those other shipments, but not in all cases.

         In general, the Trust will receive higher royalties (assuming all other factors are equal) if a higher percentage of shipments are from Mesabi Trust lands. For calendar year 1996, Northshore has advised the Trustees that 98% or more of shipments will come from Mesabi Trust lands. This compares to percentages of 90.6%, 88.3% and 87.8% in calendar years 1995, 1994, and 1993, respectively.

COMPARISON OF THREE MONTHS ENDED APRIL 30, 1996 AND APRIL 30, 1995.

    Mesabi Trust's net income increased to $310,510 for the fiscal quarter ended April 30, 1996, as compared to net income of $127,170 for the fiscal quarter ended April 30, 1995. Mesabi Trust's gross income for the fiscal quarter ended April 30, 1996 was $384,542, consisting of $242,643 in minimum advance royalty income, $44,431 in overriding royalty income, $87,389 in fee royalty income and $10,079 in interest income, as compared to gross income of $200,161, consisting of $110,343 in minimum advance royalty income, $27,225 in overriding royalty income, $52,589 in fee royalty income and $10,004 in interest income, for the fiscal quarter ended April 30, 1995. The increase in royalty income was primarily due to increased pellet shipments, increased crude ore production (increasing the amount of fee royalty income) and a decrease in the deferred income amount, as compared to the comparable prior period. Mesabi Trust's expenses for the fiscal quarter ended April 30, 1996 were $74,032, compared to expenses of $72,991 for the fiscal quarter ended April 30, 1995.

    Mesabi Trust's Unallocated Reserve aggregated $851,913 at April 30, 1996, as compared with an Unallocated Reserve of $602,528 at April 30, 1995. The increase of $249,385 was due to: (a) the increase in net income of $183,340 during the fiscal quarter ended April 30, 1996 as compared with the fiscal quarter ended April 30, 1995 and (b) the January 31, 1996 unallocated reserve balance of $541,403 was $66,045 higher than the January 31, 1995 unallocated reserve balance of $475,358.

    The Trustees have been advised by Northshore that Northshore currently estimates its calendar year 1996 shipments to be approximately 4.2 million tons, an increase from 1995 shipments of approximately 3.6 million tons. The increase, in large part, is due to the full year impact of an iron ore expansion project (the reactivation of a previously idle pelletizing line) which was completed in mid-June 1995. In addition, Northshore has advised that it currently anticipates that a higher percentage of its calendar year 1996 shipments will be of iron ore products from Mesabi Trust lands than during the past several years. See "Important Factors Affecting Mesabi Trust" above.

                             Part II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

    None.

Item 2.  CHANGES IN SECURITIES.

    None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES.

    None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

Item 5.  OTHER INFORMATION.

    None.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    27.1 Financial Data Schedule................................Filed herewith.

                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  MESABI TRUST
                             -------------------------------------------
                                  (Registrant)


                             By BANKERS TRUST COMPANY
                               Corporate Trustee

                             Principal Administrative Officer and duly authorized signatory:*


Date:  June 14, 1996         By:  /s/  Matthew J. Seeley
                                ----------------------------------------
                                       Name:  Matthew J. Seeley
                                       Title: Vice President


*   There are no directors
    or executive officers of
    the registrant.

                                    EXHIBIT INDEX


    ITEM NO.            DESCRIPTION
    --------            -----------
     27.1               Financial Data Schedule.................Filed herewith.