Form 10-Q
period 1996-07-31
MESABI TRUST
filed 1996-09-16
CIK 65172

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For The Quarterly Period Ended July 31, 1996

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to _________________
Commission File Number:  1-4488

                                  MESABI TRUST
             (Exact name of registrant as specified in its charter)

           NEW YORK                                      13-6022277
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                        IN CARE OF BANKERS TRUST COMPANY,
                         CORPORATE TRUST & AGENCY GROUP
                                  P.O. BOX 318
                              CHURCH STREET STATION
                            NEW YORK, NEW YORK 10015
                    (Address of principal executive offices)

                                 (212) 250-6519
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.       Yes /X/       No / /

As of September 12, 1996, there were 13,120,010 Units of Beneficial Interest in Mesabi Trust outstanding.

                         PART I - FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS


                            THREE MONTHS ENDED             SIX MONTHS ENDED
                                 JULY 31,                      JULY 31,
                                 --------                      --------

                            1996           1995           1996         1995
                            ----           ----           ----         ----
A.  Condensed Statements of Income
  Revenues:

   Royalty income        $1,593,234     $1,198,664     $1,967,697    $1,388,821
   Interest income            7,236          7,791         17,315        17,795
                         ----------     ----------     ----------    ----------
                         $1,600,470     $1,206,455     $1,985,012    $1,406,616

Expenses                     98,606        112,195        172,638       185,186
                         ----------     ----------     ----------    ----------
Net income               $1,501,864     $1,094,260     $1,812,374    $1,221,430
                         ----------     ----------     ----------    ----------
                         ----------     ----------     ----------    ----------

Weighted average number  13,120,010     13,120,010     13,120,010    13,120,010
of units outstanding

Net income per unit       $0.114471      $0.083404      $0.138138     $0.093097

Distributions declared
per unit                     $0.085         $0.065         $0.085        $0.065




















SEE NOTES TO FINANCIAL STATEMENTS.

B  Condensed Balance Sheets


Assets:                                     JULY 31, 1996      JANUARY 31, 1996
                                            -------------      ----------------

     Cash                                  $     12,523        $      9,183

     U.S. Government securities,
     at cost (which approximates
     market)                                  1,674,821           2,145,588

     Accrued income                             687,476             127,419
     Prepaid insurance                            9,896               3,938
                                           ------------        ------------
                                           $  2,384,716        $  2,286,128
                                           ------------        ------------

     Fixed property, including
       intangibles, at nominal values:

     Amended Assignment of
       Peters Lease                        $          1        $          1

     Assignment of Cloquet Lease                      1                   1

     Certificate of beneficial
       interest for 13,120,010
       units of Land Trust                            1                   1
                                           ------------        ------------
                                           $          3        $          3
                                           ------------        ------------

                                           $  2,384,719        $  2,286,131
                                           ------------        ------------
                                           ------------        ------------

     Liabilities, Unallocated
     Reserve and Trust Corpus:

     Liabilities:
          Distribution payable             $  1,115,201        $  1,574,401
          Accrued expenses                       30,939              55,979
                                           ------------        ------------
                                           $  1,146,140        $  1,630,380

     Deferred income                                 --             114,345
     Unallocated reserve                      1,238,576             541,403
     Trust Corpus                                     3                   3
                                           ------------        ------------
                                           $  2,384,719        $  2,286,131
                                           ------------        ------------
                                           ------------        ------------


SEE NOTES TO FINANCIAL STATEMENTS.

C  Condensed Statements of Cash Flows
                                                  SIX MONTHS ENDED
                                                      JULY 31,
                                              ------------------------
                                              1996                1995
                                              ----                ----
Cash flows from operating
     activities:
       Royalties received                  $ 1,288,847        $ 1,102,291
       Interest received                        21,764              5,998
       Expenses paid                          (203,637)          (212,596)
                                           ------------       ------------
       Net cash provided by
       operating activities                $ 1,106,974        $   895,693
                                           ------------       ------------

Cash flows from investing
     activities:
       Sales and redemptions of
         U.S. Government
         securities                        $ 2,451,452        $ 2,194,614
       Purchases of U.S.
        Government securities               (1,980,685)        (3,220,660)
                                           ------------       ------------

  Net cash provided by
  (used in) investing
  activities                               $   470,767        $(1,026,046)
                                           ------------       ------------

Cash flows from financing
  activities:
     Net cash (used in) financing
     activities, distributions
     to Unitholders                        $(1,574,401)       $(1,312,001)
                                           ------------       ------------

Net increase (decrease)
  in cash                                  $     3,340        $(1,442,354)
Cash, beginning of year                          9,183          1,442,627
                                           ------------       ------------
Cash, end of quarter                       $    12,523        $       273
                                           ------------       ------------
                                           ------------       ------------
Reconciliation of net income
  to net cash provided by
  operating activities:
     Net income                            $ 1,812,374        $ 1,221,430
     (Increase) in accrued
     income                                   (560,057)          (278,822)
     (Increase) in prepaid insurance            (5,958)            (6,750)
     (Decrease) in
       accrued expenses                        (25,040)           (20,660)
     (Decrease) in deferred income            (114,345)           (19,505)
                                           ------------       ------------
     Net cash provided by
       operating activities                $ 1,106,974        $   895,693
                                           ------------       ------------
                                           ------------       ------------

SEE NOTES TO FINANCIAL STATEMENTS.

                                  MESABI TRUST

                          NOTES TO FINANCIAL STATEMENTS

Note 1. The financial statements included herein have been prepared without audit (except for the balance sheet at January 31, 1996) in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Trustees, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the results of operations for the three and six months ended July 31, 1996 and 1995, (b) the financial position at July 31, 1996 and January 31, 1996, and (c) the cash flows for the six months ended July 31, 1996 and 1995 have been made.

Note 2. Earnings per unit are based on weighted average number of units outstanding during the period (13,120,010 units).

ITEM 1. TRUSTEES' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING INFORMATION

      Certain statements contained in this document are forward-looking, including specifically those statements estimating calendar year 1996 production or shipments. All such forward-looking statements are based on input from the lessee/operator. The Trust has no control over the operations and activities of the lessee/operator except within the framework of current agreements. Actual results could differ materially from those indicated in such statements. For important factors that could cause actual results to differ materially, see "Important Factors Affecting Mesabi Trust," below.

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

      Due to winter weather, and the increasing royalty percentages based on tonnage shipped in a calendar year, results for a particular quarter are typically not indicative of results for future quarters or the year as a whole. Factors which can impact the results of the Trust in any quarter or year include:


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

COMPARISON OF THREE MONTHS ENDED JULY 31, 1996 AND JULY 31, 1995

          Mesabi Trust's net income increased to $1,501,864 for the fiscal quarter ended July 31, 1996, as compared to net income of $1,094,260 for the fiscal quarter ended July 31, 1995. The increase in royalty income was primarily due to increased pellet shipments and at a higher average price, increased crude ore production (increasing the amount of fee royalty income) and a decrease in the deferred income amount as compared to the comparable period. Mesabi Trust's gross income for the fiscal quarter ended July 31, 1996 was $1,600,470, consisting of $316,831 in minimum advance royalty income, $1,195,635 in overriding royalty income, $80,768 in fee royalty income and $7,236 in interest income, as compared to gross income of $1,206,455 for the fiscal quarter ended July 31, 1995. Mesabi Trust's expenses for the fiscal quarter ended July 31, 1996 were $98,606, compared to expenses of $112,195 for the fiscal quarter ended July 31, 1995.

COMPARISON OF SIX MONTHS ENDED JULY 31, 1996 AND JULY 31, 1995

          Mesabi Trust's gross income for the six months ended July 31, 1996 was $1,985,012, an increase of $578,396 from the gross income of $1,406,616 for the six months ended July 31, 1995. The increase in royalty income was primarily due to increased pellet shipments and at a higher average price, increased crude ore production (increasing the amount of fee royalty income) and a decrease in the deferred income amount as compared to the comparable period. Interest income was slightly higher in the 1995 period. Expenses of $172,638 for the six months ended July 31, 1996 decreased $12,548 from expenses of $185,186 for the six months ended July 31, 1995. The increased income and decreased expenses resulted in net income of $1,812,374 for the six months ended July 31, 1996, as compared to net income of $1,221,430 for the six months ended July 31, 1995.

          Mesabi Trust's Unallocated Reserve aggregated $1,238,576 at July 31, 1996, as compared with an Unallocated Reserve of $843,987 at July 31, 1995.
The Unallocated Reserve fluctuates from time to time, depending upon a number of factors, including but not limited to the amount of income for a particular period, timing differences between the accrual of income and the actual receipt of funds for distribution, and the amount and timing of distributions.

          The Trustees have been advised by Northshore that Northshore currently estimates its calendar year 1996 shipments to be approximately 4.2 million tons, or an increase of about 600,000 tons more than 1995 shipments of 3.6 million tons. The increase, in large part, is due to the full year impact of an iron ore expansion project (the reactivation of a previously idle pelletizing line) which was completed in mid-June 1995. In addition, Northshore has advised that it currently anticipates that a higher percentage of its calendar year 1996 shipments will be of iron ore products from Mesabi Trust lands than during the past several years. See "Important Factors Affecting Mesabi Trust" above.

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

               27.1  Financial Data Schedule.....................Filed herewith.

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


                                                  MESABI TRUST
                                        ----------------------------------------
                                                (Registrant)

                                        By BANKERS TRUST COMPANY
                                           Corporate Trustee
                                        Principal Administrative Officer and
                                        duly authorized signatory:*


Date:  September 13, 1996               By:    /s/  Matthew J. Seeley
                                           -------------------------------------
                                                    Name:  Matthew J. Seeley
                                                    Title: Vice President

*      There are no directors
       or executive officers of
       the registrant.

EXHIBIT INDEX

Item No.                 Description
- --------                 -----------
27.1                     Financial Data Schedule.................Filed herewith.