Form 10-Q
period 1996-10-31
MESABI TRUST
filed 1996-12-16
CIK 65172

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC 20549

                                      FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    For The Quarterly Period Ended October 31, 1996 or

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




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes/X/   No / /



As of December 12, 1996, there were 13,120,010 Units of Beneficial Interest in Mesabi Trust outstanding.

                            PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements  (Note 1)





                                                           THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                OCTOBER 31,                   OCTOBER 31,

                                                           1996            1995          1996           1995
                                                           ----            ----          ----           ----
A.  Condensed Statements of Income
   Revenues:

     Royalty income                                      $2,682,750    $1,415,617      $4,650,447    $2,804,438
     Interest income                                         11,992        13,020          29,307        30,815
                                                         ----------    ----------      ----------    ----------
                                                         $2,694,742    $1,428,637      $4,679,754    $2,835,253

   Expenses                                                  72,123        82,109         244,761       267,295
                                                         ----------    ----------      ----------    ----------
   Net income                                            $2,622,619    $1,346,528      $4,434,993    $2,567,958
                                                         ----------    ----------      ----------    ----------
                                                         ----------    ----------      ----------    ----------

   Weighted average number                               13,120,010    13,120,010      13,120,010    13,120,010
    of units outstanding

   Net income per unit  (Note 2)                         $ 0.199895    $ 0.102631      $ 0.338033    $ 0.195728

   Distributions declared
    per unit                                             $ 0.19        $ 0.09          $ 0.275       $ 0.155







SEE NOTES TO FINANCIAL STATEMENTS.

B.  Condensed Balance Sheets


Assets:                                OCTOBER 31, 1996      JANUARY 31, 1996
                                       ----------------      ----------------

    Cash                                 $     21,014        $      9,183

    U.S. Government securities,
     at cost (which approximates
     market)                                2,989,504           2,145,588

    Accrued income                            862,521             127,419
    Prepaid insurance                           6,771               3,938
                                         ------------        ------------
                                         $  3,879,810        $  2,286,128
                                         ------------        ------------


    Fixed property, including
     intangibles, at nominal values:

    Amended Assignment of
     Peters Lease                        $          1        $          1

    Assignment of Cloquet Lease                     1                   1

    Certificate of beneficial
     interest for 13,120,010
     units of Land Trust                            1                   1
                                         ------------        ------------
                                         $          3        $          3
                                         ------------        ------------

                                         $  3,879,813        $  2,286,131
                                         ------------        ------------
                                         ------------        ------------

Liabilities, Unallocated
Reserve and Trust Corpus:

    Liabilities:
     Distribution payable                $  2,492,802        $  1,574,401
     Accrued expenses                          18,615              55,979
                                         ------------        ------------
                                         $  2,511,417        $  1,630,380

    Deferred income                                --             114,345
    Unallocated reserve  (Note 3)           1,368,393             541,403
    Trust Corpus                                    3                   3
                                         ------------        ------------
                                         $  3,879,813        $  2,286,131
                                         ------------        ------------
                                         ------------        ------------




SEE NOTES TO FINANCIAL STATEMENTS.

C.  Condensed Statements of Cash Flows



                                                                        NINE MONTHS ENDED
                                                                           OCTOBER 31,
                                                               --------------------------------
                                                                      1996             1995
                                                                      ----             ----
Cash flows from operating
activities:
        Royalties received                                     $  3,791,103        $  2,364,055
        Interest received                                            39,204              22,706
        Expenses paid                                              (284,958)           (299,394)
                                                               ------------        ------------
        Net cash provided by
         operating activities                                  $  3,545,349        $  2,087,367
                                                               ------------        ------------

Cash flows from investing
 activities:
        Sales and redemptions of
           U.S. Government
           securities                                          $  3,979,726        $  3,348,123
        Purchases of U.S.
         Government securities                                   (4,823,642)         (4,704,429)
                                                               ------------        ------------

        Net cash (used in) investing
         activities                                            $   (843,916)       $ (1,356,306)
                                                               ------------        ------------

Cash flows from financing
  activities:
        Net cash (used in) financing
         activities, distributions
         to Unitholders                                        $ (2,689,602)       $ (2,164,802)
                                                               ------------        ------------

Net increase (decrease)
        in cash                                                $     11,831        $ (1,433,741)
Cash, beginning of year                                               9,183           1,442,627
                                                               ------------        ------------
Cash, end of quarter                                           $     21,014        $      8,886
                                                               ------------        ------------
                                                               ------------        ------------

Reconciliation of net income
  to net cash provided by
  operating activities:
        Net income                                             $  4,434,993        $  2,567,958
        (Increase) in accrued
          income                                                   (735,102)           (398,896)
        (Increase) in prepaid insurance                              (2,833)             (3,375)
        (Decrease) in
          accrued expenses                                          (37,364)            (28,723)
        (Decrease) in deferred income                              (114,345)            (49,597)
                                                               ------------        ------------
        Net cash provided by
         operating activities                                  $  3,545,349        $  2,087,367
                                                               ------------        ------------
                                                               ------------        ------------



SEE NOTES TO FINANCIAL STATEMENTS.

                                     MESABI TRUST
                            NOTES TO FINANCIAL STATEMENTS


    Note 1. The financial statements included herein have been prepared without audit (except for the balance sheet at January 31, 1996) in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Trustees, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the results of operations for the three and nine months ended October 31, 1996 and 1995, (b) the financial position at October 31, 1996 and January 31, 1996, and (c) the cash flows for the nine months ended October 31, 1996 and 1995, have been made.

    Note 2. Earnings per unit are based on weighted average number of units outstanding during the period (13,120,010 units).

    Note 3. The Trustees attempt to maintain approximately $500,000 of liquid assets as part of an Unallocated Reserve. The Unallocated Reserve consists of these liquid assets and accrued revenue (primarily royalties not yet received). At October 31, 1996, the Unallocated Reserve was represented by $505,872 in unallocated cash and U.S. Government securities, and $862,521 of accrued revenue primarily representing royalties not yet received by the Trust but anticipated to be received in January 1997 from Northshore as part of the royalty due for the fourth calendar quarter, based upon reported lessee shipping activity for the month of October 1996.

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

     Accordingly, the income of the Trust is highly dependent upon the activities and operations of its assignee/lessee, Northshore, and the terms and conditions of the Amended Assignment Agreements. The Trust and the Trustees have no control over the operations and activities of Northshore except within the framework of current agreements.

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

COMPARISON OF THREE MONTHS ENDED OCTOBER 31, 1996 AND OCTOBER 31, 1995

         Mesabi Trust's net income increased to $2,622,619 for the fiscal quarter ended October 31, 1996, as compared to net income of $1,346,528 for the fiscal quarter ended October 31,

1995. The increase in royalty income was primarily due to increased pellet shipments and at a higher average price, a higher percentage of shipments from Mesabi Trust lands, and increased crude ore production (increasing the amount of fee royalty income). Mesabi Trust's gross income for the fiscal quarter ended October 31, 1996 was $2,694,742, consisting of $2,601,982 in overriding royalty income, $80,768 in fee royalty income and $11,992 in interest income, as compared to gross income of $1,428,637 for the fiscal quarter ended October 31, 1995. Mesabi Trust's expenses for the fiscal quarter ended October 31, 1996 were $72,123. This compares to expenses for the fiscal quarter ended October 31, 1995 of $82,109.

COMPARISON OF NINE MONTHS ENDED OCTOBER 31, 1996 AND OCTOBER 31, 1995

         Mesabi Trust's gross income for the nine months ended October 31, 1996 was $4,679,754, an increase of $1,844,501 from the gross income of $2,835,253 for the nine months ended October 31, 1995. The increase in royalty income was primarily due to increased pellet shipments and at a higher average price, a higher percentage of shipments from Mesabi Trust lands, increased crude ore production (increasing the amount of fee royalty income) and a decrease in the deferred income amount as compared to the comparable period. The amount of royalty income is directly dependent upon shipments and selling price and the applicable royalty rate. Interest income was higher in the 1995 period. Expenses of $244,761 for the nine months ended October 31, 1996 decreased $22,534 from expenses of $267,295 for the nine months ended October 31, 1995. The increased income and decreased expenses resulted in net income of $4,434,993 for the nine months ended October 31, 1996, as compared to net income of $2,567,958 for the nine months ended October 31, 1995.

         Mesabi Trust's Unallocated Reserve aggregated $1,368,393 at October
31, 1996, as compared with $1,009,714 at October 31, 1995.  At October 31, 1996, the Unallocated Reserve was represented by $505,872 in unallocated cash and U.S. Government securities, and $862,521 of accrued revenue primarily representing royalties not yet received by the Trust but anticipated to be received in January 1997 from Northshore as part of the royalty due for the fourth calendar quarter, based upon reported lessee shipping activity for the month of October 1996.

         The Trustees have been advised by Northshore that Northshore currently estimates its calendar year 1996 shipments to be more than 4.0 million tons, an increase from 1995 shipments of 3.6 million tons. The increase, in large part, is due to the full year impact of an iron ore expansion project (the reactivation of a previously idle pelletizing line) which was completed in mid-June 1995. In addition, Northshore has advised that a higher percentage of its calendar year 1996 shipments will be of iron ore products from Mesabi Trust lands than during the past several years, which will result in increased royalties to Mesabi Trust. See "Important Factors Affecting Mesabi Trust" above.

                             PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES.

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


         27.1  Financial Data Schedule   .......................Filed herewith.

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

                                                   MESABI TRUST
                                       ----------------------------------------
                                                 (Registrant)

                                       By BANKERS TRUST COMPANY
                                          Corporate Trustee
                                       Principal Administrative Officer and
                                       duly authorized signatory:*


Date:  December 13, 1996               By:  /s/ Matthew J. Seeley
                                          -------------------------------------
                                                Name: Matthew J. Seeley
                                                Title: Vice President

*   There are no directors
    or executive officers of
    the registrant.

    EXHIBIT INDEX

    Item No.            Description
    --------            -----------
    27.1           Financial Data Schedule.................Filed herewith.