Form 10-K
period 1997-01-31
MESABI TRUST
filed 1997-05-01
CIK 65172

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-K

/x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended January 31, 1997

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from __________________ to _____________________.

                          COMMISSION FILE NO.:  1-4488

                              --------------------

                                  MESABI TRUST
             (Exact name of registrant as specified in its charter)



                    NEW YORK                           13-6022277
          (State or other jurisdiction of           (I.R.S. Employer
           incorporation or organization)          Identification No.)

           C/O BANKERS TRUST COMPANY                    10008-0318
       CORPORATE TRUST AND AGENCY GROUP                 (Zip Code)
                 P.O. BOX 318
            CHURCH STREET STATION
              NEW YORK, NEW YORK
   (Address of principal executive offices)


       Registrant's telephone number, including area code:  (212) 250-6519

Securities registered pursuant to Section 12(b) of the Act:

            Title of each class                   Name of each exchange
             -------------------                   on which registered
                                                  ---------------------

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

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

          As of April 25, 1997, the aggregate market value of the Units of Beneficial Interest held by non-affiliates of the registrant aggregated approximately $58,401,045*. As of April 25, 1997, 13,120,010 Units of
Beneficial Interest were outstanding.


---------------------
* Includes approximately $67,950 representing the market value as of April 25, 1997 of 15,100 Units the beneficial ownership of which is disclaimed by affiliates (see Item 12 herein).
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

          Certain items in Parts I and II incorporate information by reference from the Annual Report of the Trustees of Mesabi Trust to the Holders of Certificates of Beneficial Interest for the fiscal year ended January 31, 1997, which is annexed hereto and filed herewith as Exhibit 13.

                                     PART I
ITEM 1.   BUSINESS.

          The information set forth on pages 7 through 11 of the Annual Report of the Trustees of Mesabi Trust for the fiscal year ended January 31, 1997 is incorporated herein by reference.

          Mesabi Trust ("Mesabi Trust" or the "Trust") is a trust organized pursuant to an Agreement of Trust under the laws of the State of New York in 1961. Mesabi Trust holds all of the interests formerly owned by Mesabi Iron Company, including all of Mesabi Iron Company's right, title and interest in the Amended Assignment of Peters Lease, Assignment of Cloquet Lease, beneficial interest in the Mesabi Land Trust, and all other assets and property identified in the Agreement of Trust. Under the Agreement of Trust, the Trustees are specifically prohibited from entering into or engaging in any business. This prohibition applies irrespective of whether the conduct of any such business activities is deemed by the Trustees to be necessary or proper for the preservation and protection of the Trust Estate.

          Accordingly, the activities of the Trust in connection with the administration of Trust assets are limited to the collection of income, the payment of expenses and liabilities, the distribution of net income and the protection and conservation of the assets held. Pursuant to a ruling from the Internal Revenue Service, which was based on the terms of the Agreement of Trust including the prohibition against entering into any business, the Trust is not taxable as a corporation for Federal income tax purposes. The holders of the Units of Beneficial Interest are considered as "owners" of the trust and the Trust's income is taxable directly to the Unitholders.

          The Trust has a term continuing twenty-one (21) years after the death of the survivor of twenty-five (25) persons named in an exhibit to the Agreement of Trust. The youngest person on such list is now 36 years of age.

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

          On August 17, 1989, Cyprus Northshore Mining Corporation ("Cyprus NMC") purchased substantially all of Reserve's assets, including Reserve's interest in the Mesabi Trust lands, and Mesabi Trust entered into agreements (the "Amended Assignment Agreements") with Reserve's Chapter 11 Trustee and Cyprus NMC, which modified the method of calculating overriding royalties payable to Mesabi Trust and transferred the interest of Reserve in the Mesabi Trust lands to Cyprus NMC. Pursuant to the Amended Assignment Agreements, overriding royalties are determined by both the volume and selling price of iron ore products shipped. During 1994, Cyprus NMC was sold by its parent corporation to Cleveland-Cliffs Inc. as a wholly-owned subsidiary and renamed Northshore Mining Corporation ("Northshore"). The smaller fee royalty for Mesabi Land Trust is based on mine production of crude ore.

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

ITEM 2.   PROPERTIES.

          The information set forth on page 7 of the Annual Report of the Trustees of Mesabi Trust for the fiscal year ended January 31, 1997 is incorporated herein by reference. The Peters Lease provides that each leasehold estate will continue until the iron ore, taconite and other minerals or materials thereon are exhausted. The duration of the Mesabi Lease is coextensive with the term of the Peters Lease. The Cloquet Lease, which was executed in 1916, has a term of 124 years. In the event Northshore decides to terminate or surrender one or more of such leases, it must, before taking steps to effect any such termination or surrender, give Mesabi Trust at least six months' notice of its intention to do so and, at Mesabi Trust's request, reassign all of such leases to Mesabi Trust (free and clear of liens, except public highways), in consideration only of the assumption by Mesabi Trust of Northshore's future obligations as lessee under such leases.

          The Trustees have neither made nor caused to be made any surveys or test drillings to ascertain the iron ore reserves on the Peters Lease Lands and the Cloquet Lease Lands. However, initial surveys and test drillings made by Mesabi Iron Company (upon the liquidation of which in 1961 Mesabi Trust derived its interests) many years ago indicated accessible reserves of at least 1-1/2 billion tons of mineable raw material on these Lands capable of yielding approximately 500 million tons of concentrated product. Based on the amount of ore extracted, it is estimated that there currently remains more than one-half such indicated reserves of concentrated product.

ITEM 3.   LEGAL PROCEEDINGS.

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          None.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

          The information set forth in the section titled "Certificates of Beneficial Interest" on page 13 of the Annual Report of the Trustees of Mesabi Trust for the fiscal year ended January 31, 1997 is incorporated herein by reference.

ITEM 6.   SELECTED FINANCIAL DATA.

          The information required by this item is incorporated by reference from the section titled "Selected Financial Data" on page 2 and from the section titled "Reserves and Distributions" on pages 12 and 13 of the Annual Report of the Trustees of Mesabi Trust for the fiscal year ended January 31, 1997.

ITEM 7. TRUSTEES' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

          The information required by this item is incorporated by reference from pages 2 through 6 and the sections titled "Income and Expense" and "Reserves and Distributions" on pages 11 through 13 of the Annual Report of the Trustees of Mesabi Trust for the fiscal year ended January 31, 1997.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

          The financial statements, including the independent auditor's report thereon, filed as a part of this report, are presented on pages F-1 through F-9.

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

          The present Trustees of Mesabi Trust and their ages, their terms in office as Trustees, and their business experience during the past five years are set forth in the following table:

        Name          Age  Trustee  Business Experience
        ----          ---   Since  During Past Five Years
                            -----  ----------------------
Bankers Trust Company       1961

David J. Hoffman       61   1977   Mining geologist; Until January 1988,
                                   President of Towne Mines Exploration Company,
                                   Inc., a privately-held mining corporation

Richard G. Lareau      68   1990   Partner in the law firm of Oppenheimer Wolff
                                   & Donnelly (since 1960); Director of Ceridian
                                   Corporation (since 1971), Merrill Corporation
                                   (since 1981), Nash Finch Company (since 1984) and Northern Technologies International
                                   Corporation (since 1980)

Ira A. Marshall, Jr.   74   1976   Private investor and self-employed petroleum
                                   engineer; Until February 1986, Director and
                                   Vice President of New American Fund, Inc., a closed-end investment trust

Norman F. Sprague III  49   1981   Private investor, Orthopedic surgeon

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

          The following table sets forth the cash compensation paid to the Trustees through January 31, 1997, for services in all capacities as Trustees to Mesabi Trust during the fiscal year ended January 31, 1997.

                             CASH COMPENSATION TABLE

            (A)                        (B)                       (C)
           Name             Capacity in Which Served      Cash Compensation
           ----             ------------------------      -----------------

Bankers Trust Company          Corporate Trustee             $88,450*

David J. Hoffman               Individual Trustee            $25,948

Richard G. Lareau              Individual Trustee            $25,948

Ira A. Marshall, Jr.           Individual Trustee            $25,948

Norman F. Sprague III          Individual Trustee            $25,948


* Does not include $34,470 of fees and disbursements paid to Bankers Trust Company as registrar and transfer agent of the Units.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND THE TRUSTEES.

          The following table sets forth information concerning each person known to Mesabi Trust to own beneficially more than 5% of the Trust's Units outstanding as of April 1, 1997. Such information has been obtained from Mesabi Trust's records and a review of statements filed with Mesabi Trust pursuant to
Section 13(d) of the Securities Exchange Act of 1934 through April 1, 1997.


        Name and Address           Amount of Beneficial        Percent of
     of Beneficial Owner(s)         Ownership of Units            Class
     ----------------------        --------------------        ----------

Norwest Corporation,
Norwest Center
Sixth and Marquette
Minneapolis, MN  55479-1026
and
Norwest Bank Colorado, National
Association
1740 Broadway
Denver, CO  80274-8620                 1,934,806 (1)             14.7%

Long-Term Investment Trust
 (F.R.A., AT&T Master Pension
 Trust),
The Northern Trust Company, as
 Trustee of the Long-Term
 Investment Trust
50 LaSalle Street
Chicago, IL  60675                     1,305,000 (2)              9.95%

Appaloosa Management L.P.,
 a Delaware Limited Partnership
and
David A. Tepper
51 JFK Parkway
Short Hills, New Jersey 07078            967,000 (3)              7.37%


          (1) According to Amendment No. 16 to the Statement on Schedule 13G of Norwest Corporation, and Norwest Colorado, Inc. and Norwest Bank Colorado, National Association, each of which is a subsidiary of Norwest Corporation, dated January 23, 1997, Norwest Corporation, indirectly through its subsidiaries (i) has sole voting power with respect to 1,698,806 Units, (ii) shares voting power with respect to 1,000 Units, (iii) has sole dispositive power as to 1,930,306 Units, and (iv) shares dispositive power with respect to 3,000 Units. Norwest Colorado, Inc. (indirectly through its subsidiaries) has sole voting power with respect to 2,140,000 units and shared voting power with respect to 1,000 units and sole dispositive power with respect to 2,281,500 of such units. Norwest Bank Colorado, National Association, has sole voting power with respect to 1,645,000 units, shared voting power with respect to 1,000 units and sole dispositive power with respect to 1,880,000 of such Units. Includes 1,305,000 units held for the

               ATT, MCO Long-Term Investment Trust with respect to a portion of whose assets Norwest Bank Colorado, Inc. acts as investment advisor. See footnote (2) below.

          (2) According to a Schedule 13G dated February 13, 1997, filed on behalf of this person, such person has sole power to vote or to direct the vote, and sole power to dispose or to direct the disposition of, all such Units. As noted in footnote (1) above, these Units are also reflected in the amounts shown for Norwest Corporation and its subsidiaries.

          (3) According to a Schedule 13D dated February 2, 1994 and March 8, 1994, filed by such persons, which indicates that each of such persons has sole voting power and sole dispositive power with respect to such shares. Appaloosa Management L.P. is general partner of Appaloosa Investment Limited Partnership I. The general partner of Appaloosa Management L.P. is Appaloosa Partners, Inc., of which David Tepper is the sole shareholder and President. Appaloosa Management L.P. acts as an investment advisor to Appaloosa Investment Limited Partnership I, Chestnut Investors III Inc. ("Chestnut") and Reliance Standard Life Insurance Company ("Reliance"). Chestnut and Reliance are both
               beneficially owned by Delphi Financial Group.   Of the 967,000
               Units reported, 751,608 are owned by Appaloosa Investment Limited Partnership I, 6,865 are owned by Chestnut, and 208,527 are owned by Reliance.

          The table below sets forth information as to the Units of Beneficial Interest in Mesabi Trust beneficially owned as of April 25, 1997 by the Trustees individually and as a group.

           Name               Amount of Beneficial            Percent of
                               Ownership of Units               Class

Bankers Trust Company                       0*                          0

David J. Hoffman                       38,100**               Less than 1%

Richard G. Lareau                       5,000                 Less than 1%

Ira A. Marshall, Jr.                  104,000***              Less than 1%

Norman F. Sprague III                  10,000                 Less than 1%

All Trustees as a group               157,100                         1.2%


* Bankers Trust Company holds, on behalf of various customers, Units in its Fiduciary Department in so-called "directed" accounts. Bankers Trust Company has no voting or investment power over, and thus no beneficial interest in, such Units.

** These Units consist of (a) 23,000 Units owned by Mr. Hoffman and (b) 15,100 Units owned by Mr. Hoffman's wife, over which Mr. Hoffman does not have any investment or voting power and as to which Mr. Hoffman disclaims any beneficial ownership.

*** Includes 101,000 Units owned indirectly by Mr. Marshall through a trust. Mr. Marshall is a trustee of this trust.

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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

          (a) The following documents are filed as part of this Report:

                                                                        Page No.
                                                                        --------
          Financial Statements filed herewith:

          Independent Auditor's Report                                    F-1

          Balance Sheets as of January 31, 1997 and 1996                  F-2

          Statements of Income for the years ended
          January 31, 1997, 1996 and 1995                                 F-3

          Statements of Unallocated Reserve and Trust Corpus
          for the years ended January 31, 1997, 1996 and 1995             F-4

          Statements of Cash Flows for the years ended
          January 31, 1997, 1996 and 1995                                 F-5

          Notes to Financial Statements                                   F-6

          Financial Statement Schedules Included:

                    None required.

          Schedules other than those listed above have been omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

          Exhibits filed herewith or
          incorporated by reference:

                    3      Agreement of Trust dated as of July 18, 1961(1)

                    3(a)   Amendment to the Agreement of Trust
                           dated as of October 25, 1982 (2)

                    4      Instruments defining the rights of
                           Trust Certificate Holders (3)

                    10(a)  Peters Lease (4)

                    10(b)  Amendment Assignment of Peters Lease (4)

                    10(c)  Cloquet Lease (4)

                    10(d)  Assignment of Cloquet Lease (4)

                    10(e) Modification of Lease and Consent to Assignment dated as of October 22, 1982 (5)

                    10(f) Amendment of Assignment, Assumption and Further Assignment of Peters Lease (6)

                    10(g) Amendment of Assignment, Assumption and Further Assignments of Cloquet Lease (7)

                    13 Annual Report of the Trustees of Mesabi Trust for the fiscal year ended January 31, 1997

                    (b)    Reports on Form 8-K:

                           None

--------------------

(1) Incorporated by reference from Exhibit 3 to Mesabi Trust's Annual Report on Form 10-K for the fiscal year ended January 31, 1987.

(2) Incorporated by reference from Exhibit 3(a) to Mesabi Trust's Annual Report on Form 10-K for the fiscal year ended January 31, 1988.

(3) Incorporated by reference from Exhibit 4 to Mesabi Trust's Annual Report on Form 10-K for the fiscal year ended January 31, 1987.

(4) Incorporated by reference from Exhibits 10(a) - 10(d) to Mesabi Trust's Annual Report on Form 10-K for the fiscal year ended January 31, 1987.

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

     MESABI TRUST
----------------------
     (Registrant)


By:  Bankers Trust Company
     Corporate Trustee

By:  /s/ Mathew J. Seeley          April 28, 1997
   ---------------------------
     Matthew J. Seeley
     Vice President


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Matthew J. Seeley              April 28, 1997
------------------------------
Matthew J. Seeley
Vice President
Bankers Trust Company

/s/ David J. Hoffman               April 28, 1997
------------------------------
David J. Hoffman
Individual Trustee

/s/ Richard G. Lareau              April 28, 1997
------------------------------
Richard G. Lareau
Individual Trustee

/s/ Ira A. Marshall, Jr.           April 28, 1997
------------------------------
Ira A. Marshall, Jr.
Individual Trustee

/s/ Norman F. Sprague III          April 28, 1997
------------------------------
Norman F. Sprague III
Individual Trustee