Form 10-Q
period 1997-04-30
MESABI TRUST
filed 1997-06-16
CIK 65172

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
(Mark One)

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For The Quarterly Period Ended April 30, 1997 or

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

As of June 13, 1997, there were 13,120,010 Units of Beneficial Interest in Mesabi Trust outstanding.

                         PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

                                                      THREE MONTHS ENDED

                                                            APRIL 30,
                                                    --------------------------

                                                      1997              1996
                                                      ----              ----

A.  Condensed Statements of Income

   Revenues:

        Royalty income                              $238,850          $374,463
        Interest income                               10,895            10,079
                                                    --------          --------
                                                    $249,745          $384,542

   Expenses                                           65,698            74,032
                                                    --------          --------

   Net income                                       $184,047          $310,510
                                                    --------          --------
                                                    --------          --------

   Weighted average number
    of units outstanding                          13,120,010        13,120,010

   Net income per unit                             $0.014028         $0.023667

   Distributions declared
    per unit                                       $     --          $     --



See Notes to Financial Statements.

B.  Condensed Balance Sheets


Assets:                                       April 30, 1997  January 31, 1997
                                             ---------------  ----------------

       Cash                                  $    97,489       $       918

       U.S. Government securities,
          at amortized cost (which
          approximates market)                   699,868         2,484,984

       Accrued income                             82,077           113,617
       Prepaid insurance                             500             3,645
                                             -----------       -----------
                                             $   879,934       $ 2,603,164
                                             -----------       -----------
                                             -----------       -----------

       Fixed property, including
          intangibles, at nominal values

       Amended Assignment of
          Peters Lease                       $         1       $         1

       Assignment of Cloquet Lease                     1                 1

       Certificate of beneficial
          interest for 13,120,010
          units of Land Trust                          1                 1
                                             -----------       -----------
                                             $         3       $         3
                                             -----------       -----------

                                             $   879,937       $ 2,603,167
                                             -----------       -----------
                                             -----------       -----------

Liabilities, Unallocated
Reserve and Trust Corpus:

       Liabilities:
          Distribution payable               $         -       $ 1,902,401
          Accrued expenses                        45,279            50,155
                                             -----------       -----------
                                             $    45,279      $  1,952,556

       Unallocated reserve                       834,655           650,608

       Trust Corpus                                    3                 3
                                             -----------       -----------
                                             $   879,937       $ 2,603,167
                                             -----------       -----------
                                             -----------       -----------


See Notes to Financial Statements.

C.  Condensed Statements of Cash Flows
                                                    THREE MONTHS ENDED
                                                         APRIL 30,
                                                ----------------------
                                                1997               1996
                                                ----               ----
Cash flows from operating
activities:
       Royalties received                    $   262,154      $    257,895
       Interest received                          19,131            20,258
       Expenses paid                             (67,429)          (93,504)
                                            ------------      ------------
       Net cash provided by
          operating activities               $   213,856      $    184,649
                                            ------------      ------------

Cash flows from investing
activities:
       Maturities of
          U.S. Government
          securities                         $ 2,644,878      $  2,161,958
       Purchases of U.S.
        Government securities                   (859,762)         (742,614)
                                            ------------      ------------

       Net cash provided by
        investing activities                 $ 1,785,116      $  1,419,344
                                            ------------      ------------

Cash flows from financing
 activities:
       Net cash (used in) financing
        activities, distributions
        to Unitholders                      $ (1,902,401)     $ (1,574,401)
                                            ------------      ------------

Net increase in cash                         $    96,571      $     29,592
Cash, beginning of quarter                           918             9,183
                                            ------------      ------------
Cash, end of quarter                         $    97,489      $     38,775
                                            ------------      ------------
                                            ------------      ------------

Reconciliation of net income
  to net cash provided by
  operating activities:
       Net income                             $  184,047      $    310,510
       (Increase) decrease in accrued
        income                                    31,540           (82,921)
       Decrease in prepaid insurance               3,145             3,375
       (Decrease) in
        accrued expenses                          (4,876)          (22,847)
       (Decrease) in deferred income                  --           (23,468)
                                            ------------      ------------
       Net cash provided by
        operating activities                  $  213,856      $    184,649
                                            ------------      ------------
                                            ------------      ------------

See Notes to Financial Statements.

                                  MESABI TRUST

                          NOTES TO FINANCIAL STATEMENTS

Note 1. The financial statements included herein have been prepared without audit (except for the balance sheet at January 31, 1997) in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Trustees, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the results of operations for the three months ended April 30, 1997 and April 30, 1996, (b) the financial position at April 30, 1997 and January 31, 1997, and (c) the cash flows for the three months ended April 30, 1997 and April 30, 1996, have been made.

Note 2. Earnings per unit are based on weighted average number of units outstanding during the period (13,120,010 units).

Note 3. The Trustees attempt to maintain at least $500,000 of liquid assets as part of an Unallocated Reserve. The Unallocated Reserve consists of these liquid assets and accrued revenue (primarily royalties not yet received). At April 30, 1997, the Unallocated Reserve was represented by $752,578 in unallocated cash and U.S. Government securities, and $82,077 of accrued revenue primarily representing royalties not yet received by the Trust but anticipated to be received in July 1997 from Northshore as part of the royalty due for the second calendar quarter, based upon reported lessee shipping activity for the month of April 1997.

Item 2. TRUSTEES' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING INFORMATION

          Certain statements contained in this document are forward-looking, including specifically those statements estimating calendar year 1997 production or shipments. All such forward-looking statements are based on input from the lessee/operator. The Trust has no control over the operations and activities of the lessee/operator except within the framework of current agreements. Actual results could differ materially from those indicated in such statements. For important factors that could cause actual results to differ materially, see "Important Factors Affecting Mesabi Trust" below.

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

          Northshore Mining Corporation ("Northshore") is obligated as lessee to pay Mesabi Trust base overriding royalties, in varying amounts constituting a percentage of the gross proceeds of shipments from Silver Bay, Minnesota of pellets produced from Mesabi Trust lands or, to a limited extent, other lands, ranging from 2-1/2% of the gross proceeds for the first one million tons of iron ore product so shipped annually to 6% of the gross proceeds for all iron ore product shipped in excess of four million tons annually. In addition, Northshore is obligated to pay to Mesabi Trust royalty bonuses constituting a percentage of the gross proceeds of iron ore product shipped from Silver Bay, Minnesota for sale at prices above a threshold price (which is adjusted on an annual basis for inflation and deflation and is $37.29 for calendar year 1997), ranging from 1/2 of 1% of the gross proceeds on all tonnage shipped for sale at prices between the threshold price and $2.00 above the threshold price, to 3% of the gross proceeds on all tonnage shipped for sale at prices $10.00 or more above the threshold price. Generally, the obligation of Northshore to pay base overriding royalties and royalty bonuses with respect to the sale of iron ore product accrues upon the shipment of iron ore product from Silver Bay. Northshore also is obligated to pay to Mesabi Trust a minimum advance royalty in equal quarterly installments, which is credited against certain base overriding royalties and royalty bonuses. The amount of advance royalties payable is subject to adjustment for inflation and deflation and is $621,606 for calendar year 1997. Northshore is obligated to make quarterly royalty payments in January, April, July and October of each year. In the case of base overriding royalties and royalty bonuses, these quarterly payments are to be made whether or not the related proceeds of sale have been received by Northshore by the time such payments become due.

          Due to a combination of factors, shipments from quarter to quarter and from year to year fluctuate greatly. These factors include the normal reduction of Great Lakes shipping activity during the winter months, and reduced sales of iron ore product resulting from adverse economic conditions affecting the steel industry generally.

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

     2. OPERATIONS OF NORTHSHORE. Since the primary portion of the Trust's revenues are from the shipments of iron ore product by Northshore, Northshore's processing and shipping activities directly impact the Trust's revenues in any quarter or year. Shipments by Northshore are impacted by a myriad of factors, including economic conditions in the iron ore industry, pricing by competitors, long-term customer contracts or arrangements by Northshore or its competitors, availability of ore boats, production at Northshore's mining operations, and production at Northshore's pelletizing/processing facility. If any pelletizing line becomes idle for any reason, production (and shipments) could be adversely impacted.

     3. INCREASING ROYALTIES. As described elsewhere, the royalty percentage paid to the Trust increases as the aggregate tonnage of iron ore product shipped in any calendar year increases. Assuming a consistent sales price per ton throughout a calendar year, shipments of iron ore product later in the year generate a higher royalty to the Trust.

     4. PERCENTAGE OF MESABI TRUST ORE. As described elsewhere, Northshore has the ability to process and ship iron ore product from lands other than Mesabi Trust lands. In certain circumstances, the Trust may be entitled to royalties on those other shipments, but not in all cases.

     In general, the Trust will receive higher royalties (assuming all other factors are equal) if a higher percentage of shipments are from Mesabi Trust lands. The percentage of shipments from Mesabi Trust lands were 98.4%, 90.6%, 88.3% and 87.8% in calendar years 1996, 1995, 1994, and 1993, respectively.

COMPARISON OF THREE MONTHS ENDED APRIL 30, 1997 AND APRIL 30, 1996

          Mesabi Trust's net income decreased to $184,047 for the fiscal quarter ended April 30, 1997, as compared to net income of $310,510 for the fiscal quarter ended April 30, 1996. Mesabi Trust's gross income for the fiscal quarter ended April 30, 1997 was $249,745, consisting of $155,402 in minimum advance royalty income, $83,448 in fee royalty income and $10,895 in interest income, as compared to gross income of $384,542 consisting of $242,643 in minimum advance royalty income, $44,431 in overriding royalty income, $87,389 in fee royalty income and $10,079 in interest income, for the fiscal quarter ended April 30, 1996. The decrease in royalty income was primarily due to decreased pellet shipments (decreasing the amount of fee royalty income) as compared to the comparable prior period. Mesabi Trust's expenses for the fiscal quarter ended April 30, 1997 were $65,698 compared to expenses of $74,032 for the fiscal quarter ended April 30, 1996. The decrease in expenses was primarily due to a decrease in postage and printing costs.

          Mesabi Trust's Unallocated Reserve aggregated $834,655 at April 30, 1997, as compared with an Unallocated Reserve of $851,913 at April 30, 1996.
The decrease of $17,258 was due to the net effect of: (a) the decrease in net income of $126,463 during the fiscal quarter ended April 30, 1997 as compared with the fiscal quarter ended April 30, 1996 and (b) the January 31, 1997 unallocated reserve balance of $650,608 was $109,205 higher than the January 31, 1996 unallocated reserve balance of $541,403.

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


                                                MESABI TRUST
                            ----------------------------------------------------
                                                (Registrant)

                            By BANKERS TRUST COMPANY
                               Corporate Trustee
                            Principal Administrative Officer and duly authorized signatory:*


Date:  June 13, 1997        By:    /s/  Matthew J. Seeley
                                ------------------------------------------------
                                        Name:  Matthew J. Seeley
                                        Title: Vice President

*    There are no directors
     or executive officers of
     the registrant.

     EXHIBIT INDEX

     Item No.       Description
     --------       -----------
      27.1          Financial Data Schedule......................Filed herewith.