Form 10-Q
period 1997-07-31
MESABI TRUST
filed 1997-09-15
CIK 65172

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC 20549

                                      FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    For The Quarterly Period Ended July 31, 1997 or

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

As of September 8, 1997, there were 13,120,010 Units of Beneficial Interest in Mesabi Trust outstanding.

                            PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                                                 THREE MONTHS ENDED              SIX MONTHS ENDED

                                                         JULY 31,                     JULY 31,
                                             -------------------------    -------------------------
                                                  1997           1996           1997           1996
                                                  ----           ----           ----           ----
A.  Condensed Statements of Income

   Revenues:

    Royalty income                          $1,253,519     $1,593,234     $1,492,369     $1,967,697
    Interest income                              6,033          7,236         16,928         17,315
                                            ----------     ----------     ----------     ----------
                                            $1,259,552     $1,600,470     $1,509,297     $1,985,012

   Expenses                                     80,811         98,606        146,509        172,638
                                            ----------     ----------     ----------     ----------

   Net income                               $1,178,741     $1,501,864     $1,362,788     $1,812,374
                                            ----------     ----------     ----------     ----------
                                            ----------     ----------     ----------     ----------

   Weighted average number
      of units outstanding                  13,120,010     13,120,010     13,120,010     13,120,010

   Net income per unit                       $0.089843      $0.114471      $0.103871      $0.138138

   Distributions declared
      per unit                                  $0.065         $0.085         $0.065         $0.085





See Notes to Financial Statements.

B.  Condensed Balance Sheets


Assets:                                                    July 31, 1997      January 31, 1997
                                                           -------------      ----------------

       Cash                                              $    792,714        $        918

       U.S. Government securities,
          at amortized cost (which approximates
          market)                                             683,462           2,484,984

       Accrued income                                         559,464             113,617
       Prepaid insurance                                        8,496               3,645
                                                         ------------        ------------
                                                         $  2,044,136        $  2,603,164
                                                         ------------        ------------

       Fixed property, including
          intangibles, at nominal values:

       Amended Assignment of
          Peters Lease                                   $          1        $          1

       Assignment of Cloquet Lease                                  1                   1

       Certificate of beneficial
          interest for 13,120,010
          units of Land Trust                                       1                   1
                                                         ------------        ------------
                                                         $          3        $          3
                                                         ------------        ------------

                                                         $  2,044,139        $  2,603,167
                                                         ------------        ------------
                                                         ------------        ------------

Liabilities, Unallocated
Reserve and Trust Corpus:

       Liabilities:
          Distribution payable                           $    852,801        $  1,902,401
          Accrued expenses                                     30,740              50,155
                                                         ------------        ------------
                                                         $    883,541        $  1,952,556

       Unallocated reserve                                  1,160,595             650,608
       Trust Corpus                                                 3                   3
                                                         ------------        ------------
                                                         $  2,044,139        $  2,603,167
                                                         ------------        ------------
                                                         ------------        ------------



See Notes to Financial Statements.

C.  Condensed Statements of Cash  Flows

                                                        SIX MONTHS ENDED
                                                            JULY 31,
                                               -----------------------------
                                                     1997               1996
                                                     ----               ----
Cash flows from operating
activities:
         Royalties received                    $   1,043,744     $   1,288,847
         Interest received                            19,706            21,764
         Expenses paid                             (170,775)         (203,637)
                                               -------------     -------------
         Net cash provided by
           operating activities                $     892,675     $   1,106,974
                                               -------------     -------------

Cash flows from investing
activities:
         Maturities of
           U.S. Government
           securities                          $   2,829,304     $   2,451,452
         Purchases of U.S.
           Government securities                 (1,027,782)       (1,980,685)
                                               -------------     -------------


         Net cash provided by
           investing activities                $  1,801,522      $     470,767
                                               -------------     -------------

Cash flows from financing
  activities:
         Net cash (used in) financing
           activities, distributions
           to Unitholders                      $ (1,902,401)     $ (1,574,401)
                                               -------------     -------------

Net increase in cash                           $     791,796     $       3,340
Cash, beginning of year                                  918             9,183
                                               -------------     -------------
Cash, end of quarter                           $     792,714     $      12,523
                                               -------------     -------------
                                               -------------     -------------

Reconciliation of net income
  to net cash provided by
  operating activities:
          Net income                           $   1,362,788     $   1,812,374
          (Increase) in accrued income             (445,847)         (560,057)
          (Increase) in prepaid insurance            (4,851)           (5,958)
          (Decrease) in
            accrued expenses                        (19,415)          (25,040)
          (Decrease) in deferred income                  --          (114,345)
                                               -------------     -------------
          Net cash provided by
           operating activities                $     892,675     $   1,106,974
                                               -------------     -------------
                                               -------------     -------------


See Notes to Financial Statements.

                                     MESABI TRUST

                            NOTES TO FINANCIAL STATEMENTS

Note 1. The financial statements included herein have been prepared without audit (except for the balance sheet at January 31, 1997) in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Trustees, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the results of operations for the three and six months ended July 31, 1997 and 1996, (b) the financial position at July 31, 1997 and January 31, 1997, and (c) the cash flows for the six months ended July 31, 1997 and 1996, have been made.

Note 2. Earnings per unit are based on weighted average number of units outstanding during the period (13,120,010 units).

Note 3. The Trustees attempt to maintain at least $500,000 of liquid assets as part of an Unallocated Reserve. The Unallocated Reserve consists of these liquid assets and accrued revenue (primarily royalties not yet received). At July 31, 1997, the Unallocated Reserve was represented by $601,131 in unallocated cash and U.S. Government securities, and $559,464 of accrued revenue primarily representing royalties not yet received by the Trust but anticipated to be received in October 1997 from Northshore as part of the royalty due for the third calendar quarter, based upon reported lessee shipping activity for the month of July 1997.

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


    Northshore Mining Corporation ("Northshore") is obligated as lessee to pay Mesabi Trust base overriding royalties, in varying amounts constituting a percentage of the gross proceeds of shipments from Silver Bay, Minnesota of pellets produced from Mesabi Trust lands or, to a limited extent, other lands, ranging from 2-1/2% of the gross proceeds for the first one million tons of pellets so shipped annually to 6% of the gross proceeds for all pellets shipped in excess of four million tons annually. In addition, Northshore is obligated to pay to Mesabi Trust royalty bonuses constituting a percentage of the gross proceeds of pellets shipped from Silver Bay, Minnesota for sale at prices above a threshold price (which is adjusted on an annual basis for inflation and deflation and is $37.29 for calendar year 1997), ranging from 1/2 of 1% of the gross proceeds on all tonnage shipped for sale at prices between the threshold price and $2.00 above the threshold price, to 3% of the gross proceeds on all tonnage shipped for sale at prices $10.00 or more above the threshold price. Generally, the obligation of Northshore to pay base overriding royalties and royalty bonuses with respect to the sale of pellets accrues upon the shipment of those pellets from Silver Bay. Northshore also is obligated to pay to Mesabi Trust a minimum advance royalty in equal quarterly installments, which is credited against certain base overriding royalties and royalty bonuses. The amount of advance royalties payable is subject to adjustment for inflation and deflation and is $621,606 for calendar year 1997. Northshore is obligated to make quarterly royalty payments in January, April, July and October of each year. In the case of base overriding royalties and royalty bonuses, these quarterly payments are to be made whether or not the related proceeds of sale have been received by Northshore by the time such payments become due.

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

    3. INCREASING ROYALTIES. As described elsewhere, the royalty percentage paid to the Trust increases as the aggregate tonnage of iron ore products shipped in any calendar year increases up to a maximum of 4,000,000 tons above which the royalty percentage is fixed at 6%. Assuming a consistent sales price per ton throughout a calendar year, shipments of iron ore product later in the year generate a higher royalty to the Trust.

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

COMPARISON OF THREE MONTHS ENDED JULY 31, 1997 AND JULY 31, 1996

    Mesabi Trust's net income decreased to $1,178,741 for the fiscal quarter ended July 31, 1997, as compared to net income of $1,501,864 for the fiscal quarter ended July 31, 1996. The decrease in royalty income was primarily due to decreased pellet shipments, decreased crude ore production (decreasing the amount of fee royalty income) and a decrease in the deferred income amount in the comparable prior period which did not recur in the current period. Mesabi Trust's gross income for the fiscal quarter ended July 31, 1997 was $1,259,552, consisting of $414,326 in minimum advance royalty income, $768,115 in overriding royalty income, $71,078 in fee royalty income and $6,033 in interest income, as compared to gross income of $1,600,470 for the fiscal quarter ended July 31, 1996. Mesabi Trust's expenses for the fiscal quarter ended July 31, 1997 were $80,811, compared to expenses of $98,606 for the fiscal quarter ended July 31, 1996.

COMPARISON OF SIX MONTHS ENDED JULY 31, 1997 AND JULY 31, 1996

    Mesabi Trust's gross income for the six months ended July 31, 1997 was $1,509,297, a decrease of $475,715 from the gross income of $1,985,012 for the six months ended July 31, 1996. The decrease in royalty income was primarily due to decreased pellet shipments, decreased crude ore production (decreasing the amount of fee royalty income) and a decrease in the deferred income amount in the comparable prior period which did not recur in the current period. Interest income was slightly lower in the 1997 period. Expenses of $146,509 for the six months ended July 31, 1997 decreased $26,129 from expenses of $172,638 for the six months ended July 31, 1996. The decreased income and decreased expenses resulted in net income of $1,362,788 for the six months ended July 31, 1997, as compared to net income of $1,812,374 for the six months ended July 31, 1996.

    Mesabi Trust's Unallocated Reserve aggregated $1,160,595 at July 31, 1997, as compared with an Unallocated Reserve of $1,238,576 at July 31, 1996. The Trustees anticipate that the amount of Unallocated Reserve will fluctuate from time to time, depending upon a number of factors, including but not limited to the income for a particular period, the amount and timing of distributions, uncertainty about future royalty income and the uncertainty of future expenses.

                             PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES.

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         27.1 Financial Data Schedule       ...................Filed herewith.

                                      SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 MESABI TRUST
                                       -----------------------------------
                                               (Registrant)

                                       By BANKERS TRUST COMPANY
                                          Corporate Trustee
                                       Principal Administrative Officer and
                                       duly authorized signatory:*



Date:  September 12, 1997              By:    /s/  Matthew J. Seeley
                                          -----------------------------------
                                                   Name:  Matthew J. Seeley
                                                   Title: Vice President


*   There are no directors
    or executive officers of
    the registrant.

    EXHIBIT INDEX

    Item No.       Description
    --------       -----------
     27.1          Financial Data Schedule.....................Filed herewith.