Form 10-Q
period 1997-10-31
MESABI TRUST
filed 1997-12-15
CIK 65172

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, DC 20549


                                      FORM 10-Q

(Mark One)

/x/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    For The Quarterly Period Ended October 31, 1997 or

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    For the transition period from _________________ to _________________

Commission File Number:  1-4488


                                  MESABI TRUST
             (Exact name of registrant as specified in its charter)

                   NEW YORK                        13-6022277
       (State or other jurisdiction of  (I.R.S. Employer Identification
        incorporation or organization)                No.)
                       IN CARE OF BANKERS TRUST COMPANY,
                         CORPORATE TRUST & AGENCY GROUP
                                  P.O. BOX 318
                             CHURCH STREET STATION
                            NEW YORK, NEW YORK 10008-0318
                    (Address of principal executive offices)

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

As of December 12, 1997, there were 13,120,010 Units of Beneficial Interest in Mesabi Trust outstanding.

                            PART I - FINANCIAL INFORMATION



Item 1.  Financial Statements  (Note 1)



                                                      THREE MONTHS ENDED        NINE MONTHS ENDED

                                                         OCTOBER 31,                 OCTOBER 31,
                                                 -------------------------------------------------------

                                                   1997           1996           1997           1996
                                                   ----           ----           ----           ----
A.  Condensed Statements of Income

   Revenues:

    Royalty income                               $2,318,000     $2,682,750     $3,810,369     $4,650,447
    Interest income                                  13,438         11,992         30,366         29,307
                                                 ----------     ----------     ----------     ----------
                                                 $2,331,438     $2,694,742     $3,840,735     $4,679,754

   Expenses                                          70,289         72,123        216,798        244,761
                                                 ----------     ----------     ----------     ----------

   Net income                                    $2,261,149     $2,622,619     $3,623,937     $4,434,993
                                                 ----------     ----------     ----------     ----------
                                                 ----------     ----------     ----------     ----------

   Weighted average number
      of units outstanding                       13,120,010     13,120,010     13,120,010     13,120,010

   Net income per unit  (Note 2)                  $0.172344      $0.199895      $0.276215      $0.338033

   Distributions declared
      per unit                                        $0.16          $0.19         $0.225         $0.275


See Notes to Financial Statements.

B.  Condensed Balance Sheets


Assets:                                      October 31, 1997   January 31, 1997
                                             ----------------   ----------------

    Cash                                       $  2,165,238            $  918

    U.S. Government securities,
    at amortized cost (which approximates
    market)                                         534,873         2,484,984

    Accrued income                                  732,834           113,617
    Prepaid insurance                                 6,535             3,645
                                               -------------     ------------
                                               $  3,439,480      $  2,603,164
                                               -------------     ------------

    Fixed property, including
    intangibles, at nominal values:

    Amended Assignment of
    Peters Lease                               $          1      $          1

    Assignment of Cloquet Lease                           1                 1

    Certificate of beneficial
    interest for 13,120,010
    units of Land Trust                                   1                 1
                                               $          3      $          3
                                               -------------     ------------

                                               $  3,439,483      $  2,603,167
                                               -------------     ------------
                                               -------------     ------------

Liabilities, Unallocated
Reserve and Trust Corpus:

    Liabilities:
    Distribution payable                       $  2,099,201      $  1,902,401
    Accrued expenses                                 17,736            50,155
                                               -------------     ------------
                                               $  2,116,937      $  1,952,556

    Unallocated reserve (Note 3)                  1,322,543           650,608
    Trust Corpus                                          3                 3
                                               -------------     ------------
                                               $  3,439,483      $  2,603,167
                                               -------------     ------------
                                               -------------     ------------

See Notes to Financial Statements.

C.  Condensed Statements of Cash  Flows
                                                     NINE MONTHS ENDED
                                                         OCTOBER 31,

                                               ----------------------------
                                                     1997            1996
Cash flows from operating
activities:
    Royalties received                         $  3,183,542    $  3,791,103
    Interest received                                37,977          39,204
    Expenses paid                                  (252,109)       (284,958)
                                               -------------   ------------
    Net cash provided by
    operating activities                       $  2,969,410    $  3,545,349
                                               -------------   ------------

Cash flows from investing
activities:
    Maturities of
    U.S. Government
    securities                                 $  3,910,258    $  3,979,726
    Purchases of U.S.
    Government securities                        (1,960,146)     (4,823,642)
                                                -------------   ------------

    Net cash provided by (used in)
    investing activities                       $  1,950,112    $   (843,916)
                                               -------------   ------------

Cash flows from financing
  activities:
    Net cash (used in) financing
    activities, distributions
    to Unitholders                             $ (2,755,202)   $ (2,689,602)
                                               -------------   ------------

Net increase in cash                           $  2,164,320    $     11,831
Cash, beginning of year                                 918           9,183
                                               -------------   ------------
Cash, end of quarter                           $  2,165,238    $     21,014
                                               -------------   ------------
                                               -------------   ------------

Reconciliation of net income
  to net cash provided by
  operating activities:
    Net income                                 $  3,623,937    $  4,434,993
     (Increase) in accrued income                  (619,218)       (735,102)
     (Increase) in prepaid insurance                 (2,890)         (2,833)
     (Decrease) in
    accrued expenses                                (32,419)        (37,364)
     (Decrease) in deferred income                      --         (114,345)
                                               -------------   ------------
    Net cash provided by
    operating activities                       $  2,969,410    $  3,545,349
                                               -------------   ------------
                                               -------------   ------------

See Notes to Financial Statements.

                                     MESABI TRUST

                            NOTES TO FINANCIAL STATEMENTS

Note 1. The financial statements included herein have been prepared without audit (except for the balance sheet at January 31, 1997) in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Trustees, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the results of operations for the three and nine months ended October 31, 1997 and 1996, (b) the financial position at October 31, 1997 and January 31, 1997, and (c) the cash flows for the nine months ended October 31, 1997 and 1996, have been made.

Note 2. Earnings per unit are based on weighted average number of units outstanding during the period (13,120,010 units).

Note 3. The Trustees attempt to maintain $500,000 of liquid assets as part of an Unallocated Reserve. The Unallocated Reserve consists of these liquid assets and accrued revenue (primarily royalties not yet received). At October 31, 1997, the Unallocated Reserve was represented by $589,709 in unallocated cash and U.S. Government securities, and $732,834 of accrued revenue primarily representing royalties not yet received by the Trust but anticipated to be received in January 1998 from Northshore as part of the royalty due for the fourth calendar quarter, based upon reported lessee shipping activity for the month of October 1997.

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

COMPARISON OF THREE MONTHS ENDED OCTOBER 31, 1997 AND OCTOBER 31, 1996

     Mesabi Trust's net income decreased to $2,261,149 for the fiscal quarter ended October 31, 1997, as compared to net income of $2,622,619 for the fiscal quarter ended October 31, 1996. The decrease in royalty income was primarily due to decreased pellet shipments, decreased crude ore production (decreasing the amount of fee royalty income) and a decrease in the deferred income amount in the comparable prior period which did not recur in the current period.
Mesabi Trust's gross income for the fiscal quarter ended October 31, 1997 was $2,331,438, consisting of $2,236,507 in overriding royalty income, $81,493 in fee royalty income and $13,438 in interest income, as compared to gross income of $2,694,742 for the fiscal quarter ended October 31, 1996. Mesabi Trust's expenses for the fiscal quarter ended October 31, 1997 were $70,289, compared to expenses of $72,123 for the fiscal quarter ended October 31, 1996.

COMPARISON OF NINE MONTHS ENDED OCTOBER 31, 1997 AND OCTOBER 31, 1996

     Mesabi Trust's gross income for the nine months ended October 31, 1997 was $3,840,735, a decrease of $839,019 from the gross income of $4,679,754 for the nine months ended October 31, 1996. The decrease in royalty income was primarily due to decreased pellet shipments, decreased crude ore production (decreasing the amount of fee royalty income) and a decrease in the deferred income amount in the comparable prior period which did not recur in the current period. Interest income was slightly higher in the 1997 period. Expenses of $216,798 for the nine months ended October 31, 1997 decreased $27,963 from expenses of $244,761 for the nine months ended October 31, 1996. The decreased income and decreased expenses resulted in net income of $3,623,937 for the nine months ended October 31, 1997, as compared to net income of $4,434,993 for the nine months ended October 31, 1996.

     Mesabi Trust's Unallocated Reserve aggregated $1,322,543 at October 31, 1997, as compared with an Unallocated Reserve of $1,368,393 at October 31, 1996. The Trustees anticipate that the amount of Unallocated Reserve will fluctuate from time to time, depending upon a number of factors, including but not limited to the income for a particular period, the amount and timing of distributions, uncertainty about future royalty income and the uncertainty of future expenses.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

     Not applicable.

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


          27.1 Financial Data Schedule.........................Filed herewith.

                                      SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                      MESABI TRUST
                                       -----------------------------------------
                                                      (Registrant)

                                       By: BANKERS TRUST COMPANY
                                           Corporate Trustee
                                       Principal Administrative Officer and duly
                                       authorized signatory:*


Date:  December 12, 1997               By: /s/ Matthew J. Seeley
                                          --------------------------------------
                                              Name:  Matthew J. Seeley
                                              Title:  Vice President

*    There are no directors
     or executive officers of
     the registrant.

     EXHIBIT INDEX

     Item No.       Description
     --------       -----------
     27.1           Financial Data Schedule......................Filed herewith.