Form 10-K405
period 1998-01-31
MESABI TRUST
filed 1998-04-30
CIK 65172

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-K


                   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended:                         Commission File No.:
          JANUARY 31, 1998                                      1-4488


                               ------------------------

                                     MESABI TRUST
                (Exact name of registrant as specified in its charter)

                   NEW YORK                               13-6022277
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

Securities registered pursuant to Section 12(b) of the Act: UNITS OF BENEFICIAL
                              INTEREST IN MESABI TRUST
         Securities registered pursuant to Section 12(g) of the Act:   NONE

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

     As of April 20, 1998, the aggregate market value of the Units of Beneficial Interest held by non-affiliates of the registrant, based on the closing price as reported on the New York Stock Exchange, aggregated approximately $55,760,043*. As of April 20, 1998, 13,120,010 Units of Beneficial Interest were outstanding.

---------------------
* Includes approximately $64,175 representing the market value, as of April 20, 1998, of 15,100 Units the beneficial ownership of which is disclaimed by affiliates (see Item 12 herein).

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

          Certain items in Parts I and II incorporate information by reference from the Annual Report of the Trustees of Mesabi Trust to the Holders of Certificates of Beneficial Interest for the fiscal year ended January 31, 1998, which is annexed hereto and filed herewith as Exhibit 13.1.

                                        PART I

ITEM 1.   BUSINESS.

          (a)  GENERAL DEVELOPMENT OF BUSINESS.

          The information under the headings "Mesabi Trust," "The Trust Estate," "Leasehold Royalties" and "Land Trust and Fee Royalties" set forth on pages 7 through 11 of the Annual Report of the Trustees of Mesabi Trust for the fiscal year ended January 31, 1998 (the "Annual Report") is incorporated herein by reference. Certain capitalized terms used below in this Part I are defined in the Annual Report.

          Mesabi Trust ("Mesabi Trust" or the "Trust"), formed pursuant to an Agreement of Trust dated July 18, 1961 (the "Agreement of Trust"), is a trust organized under the laws of the State of New York. Mesabi Trust holds all of the interests formerly owned by Mesabi Iron Company, including all right, title and interest in the Amended Assignment of Peters Lease, the Amended Assignment of Cloquet Lease, the beneficial interest in the Mesabi Land Trust and all other assets and property identified in the Agreement of Trust. The Amended Assignment of Peters Lease relates to an Indenture made as of April 30, 1915 among East Mesaba [sic] Iron Company, Dunka River Iron Company and Claude W. Peters (the "Peters Lease") and the Amended Assignment of Cloquet Lease relates to an Indenture made May 1, 1916 between Cloquet Lumber Company and Claude W. Peters (the "Cloquet Lease").

          The Trust will terminate twenty-one (21) years after the death of the survivor of twenty-five (25) persons named in an exhibit to the Agreement of Trust. The youngest person on this exhibit is now 37 years old.

          (b)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.

           Substantially all of the Trust's revenue, operating profits and assets relate to one business segment--iron ore mining.

          (c)  NARRATIVE DESCRIPTION OF BUSINESS.

          The Agreement of Trust specifically prohibits the Trustees from entering into or engaging in any business. This prohibition applies even to business activities the Trustees deem necessary or proper for the preservation and protection of the Trust Estate. Accordingly, the Trustees' activities in connection with the administration of Trust assets are limited to collecting income, paying expenses and liabilities, distributing net income and protecting and conserving the assets held.

          Pursuant to a ruling from the Internal Revenue Service, which ruling was based on the terms of the Agreement of Trust including the prohibition against entering into any business, the Trust is not taxable as a corporation for Federal income tax purposes. Instead, the holders of the Units of Beneficial Interest (the "Unitholders") are considered as "owners" of the Trust and the Trust's income is taxable directly to the Unitholders.

          Leasehold royalty income constitutes the principal source of the Trust's revenue. Royalty rates are determined in accordance with the terms of Mesabi Trust's leases and assignments of leases. Until

August 17, 1989, the overriding royalty was based on the quantity and iron content of pellets shipped by Reserve Mining Company ("Reserve") from Mesabi Trust lands, although Mesabi Trust did not receive any royalty income from May 1986 until July 1990 because Reserve filed a Chapter 11 bankruptcy petition suspended its operations. On August 17, 1989, Cyprus Northshore Mining Corporation ("Cyprus NMC") purchased substantially all of Reserve's assets, including Reserve's interest in the Mesabi Trust lands. At the same time, Mesabi Trust entered into certain agreements with Reserve's Chapter 11 Trustee and Cyprus NMC (the "Amended Assignment Agreements"). The Amended Assignment Agreements modified the method of calculating overriding royalties payable to Mesabi Trust and transferred Reserve's interest in the Mesabi Trust lands to Cyprus NMC. Pursuant to the Amended Assignment Agreements, overriding royalties are determined by both the volume and selling price of iron ore products shipped. In 1994, Cyprus NMC was sold by its parent corporation to Cleveland-Cliffs Inc. ("CCI") and renamed Northshore Mining Corporation ("Northshore"). CCI now operates Northshore as a wholly-owned subsidiary.

          In its recently released annual report, CCI, parent company of Northshore, the lessee/operator of Mesabi Trust iron ore interests, stated that it is continuing to evaluate whether to build a facility to produce pig iron in the United States using a coal-based process. CCI also stated that if engineering, marketing and economic evaluations prove positive, the plant will be located at its Northshore facility in Minnesota presumably using Mesabi Trust ore. In the same annual report, it was stated that a decision relative to proceeding with this project is expected to be made around the middle of 1998. Because of the preliminary nature of this information, the Mesabi Trustees are unable to determine at this time how the addition of a pig iron facility (if the project proceeds) would impact overall revenues of Mesabi Trust. As indicated elsewhere in this report, the Trust's revenues are currently derived almost entirely from iron ore pellet production and sales.

          Mesabi Trust has no employees, but it engages independent consultants to assist the Trustees in monitoring, among other things, the amount and sales prices of minerals shipped by Northshore from Silver Bay, Minnesota. As noted above, the information regarding amounts and sales prices of shipped minerals is used to compute the royalties payable to Mesabi Trust by Northshore. Bankers Trust Company, one of the Trustees, also performs certain administrative functions for Mesabi Trust.

ITEM 2.   PROPERTIES.

          The information under the heading "The Trust Estate" set forth on page 7 of the Annual Report of the Trustees of Mesabi Trust for the fiscal year ended January 31, 1998 is incorporated herein by reference.

          The Peters Lease provides that each leasehold estate will continue until the reserves of iron ore, taconite and other minerals or materials on the land subject to the Peters Lease are exhausted. The Mesabi Lease terminates when the Peters Lease terminates. The Cloquet Lease, executed in 1916, terminates in the year 2040. If Northshore decides to terminate or surrender one or more of these leases, it must first give Mesabi Trust at least six months' notice of its intention to do so and, at Mesabi Trust's request, reassign all of such leases to Mesabi Trust. If any such reassignment occurs, Northshore must transfer the lease interests to Mesabi Trust free and clear of liens, except public highways. In return, Mesabi Trust must assume Northshore's future obligations as lessee under the reassigned leases.

           The Trustees have neither made nor caused to be made any surveys or test drillings to ascertain the iron ore reserves on any land subject to the Peters Lease or the Cloquet Lease. However, initial surveys and test drillings made by Mesabi Iron Company many years ago indicated that these lands contained accessible reserves of at least 1-1/2 billion tons of mineable raw material, capable of yielding approximately 500 million tons of concentrated product. In its recently released annual report, CCI estimated that there currently remains enough ore reserve in the Peters and Cloquet Lease Lands to produce concentrated product for 83 years of mining at current extraction rates. Little or no commercial ore deposits exist in the Mesabi Lease Lands.

ITEM 3.   LEGAL PROCEEDINGS.

           None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           None.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

           The information set forth in the section titled "Certificates of Beneficial Interest" on page 13 of the Annual Report of the Trustees of Mesabi Trust for the fiscal year ended January 31, 1998 is incorporated herein by reference.

ITEM 6.   SELECTED FINANCIAL DATA.

           The information set forth in the sections titled "Selected Financial Data" and "Reserves and Distributions" on pages 2 and 12-13, respectively, of the Annual Report of the Trustees of Mesabi Trust for the fiscal year ended January 31, 1998 is incorporated herein by reference.

ITEM 7. TRUSTEES' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

           The information set forth in the sections titled "Trustees' Discussion and Analysis of Financial Condition and Results of Operations," "Income and Expense" and "Reserves and Distributions" on pages 2-6, 11-12 and 12-13, respectively, of the Annual Report of the Trustees of Mesabi Trust for the fiscal year ended January 31, 1998 is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

          Not applicable.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

          The financial statements, including the independent auditor's report thereon, filed as a part of this report, are presented on pages F-1 through F-9 and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          None.

                                       PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

          There are no directors or executive officers of the registrant. The Agreement of Trust provides for a Corporate Trustee and four Individual Trustees (collectively, the "Trustees"). Generally, Trustees continue in office until their resignation or removal. Any Trustee may be removed at any time, with or without cause, by the holders of two-thirds in interest of the Trust Certificates then outstanding. In the case of an Individual Trustee, a successor is also appointed if the Individual Trustee dies, becomes incapable of acting or is adjudged bankrupt or insolvent. In the case of the Corporate Trustee, a successor is also appointed if a receiver of the Corporate Trustee or of its property is appointed, or if any public officer takes charge or control of the Corporate Trustee or of its property or affairs for the purpose of rehabilitation, conservation or liquidation.

          The present Trustees of Mesabi Trust and their respective ages, terms in office as Trustees, and business experience during the past five years are set forth in the following table:

                                            Trustee              Business Experience
       Name                  Age             Since             During Past Five Years
       -----                 ----           --------           -----------------------
 Bankers Trust Company         N/A            1961      Trust Company

 David J. Hoffman             62              1977      Mining geologist; Until January 1988,
                                                        President of Towne Mines Exploration
                                                        Company, Inc., a privately-held mining
                                                        corporation.

 Richard G. Lareau            69              1990      Partner in the law firm of Oppenheimer
                                                        Wolff & Donnelly LLP; Director of
                                                        Ceridian Corporation, Merrill
                                                        Corporation, Nash Finch Company and
                                                        Northern Technologies International
                                                        Corporation.

 Ira A. Marshall, Jr.         75              1976      Private investor and self-employed
                                                        petroleum engineer; Until February
                                                        1986, Director and Vice President of
                                                        New American Fund, Inc., a closed-end
                                                        investment trust.

 Norman F. Sprague III        50              1981      Private investor; Orthopedic surgeon.


Item 11.  TRUSTEES' COMPENSATION.

     The Agreement of Trust was amended October 25, 1982 (the "Amendment"). Pursuant to the Amendment, each Individual Trustee receives at least $20,000 in annual compensation for services as Trustee. Each year, annual Trustee compensation is adjusted up or down (but not below $20,000) in accordance with changes from the November 1981 level of 295.5 (the "1981 Escalation Level") in the All Commodities Producer Price Index (with 1967 = 100 as a base). The All Commodities Producer Price Index is published by the U.S. Department of Labor. The adjustment is made at the end of each fiscal year and is calculated on the basis of the proportion between (a) the level of such index for the November preceding the end of such fiscal year and (b) the 1981 Escalation Level.

     Also pursuant to the Amendment, Bankers Trust Company, as the Corporate Trustee, receives annual compensation in an amount equal to the greater of (i) $20,000, or such other amount determined in accordance with the adjustments described in the preceding paragraph, or (ii) one quarter of one percent (1/4 of 1%) of the Trust Moneys, exclusive of proceeds of sale of any part of the Trust Estate (as such terms are defined in the Trust Agreement), received by the Trustees and distributed to Trust Certificate Holders.

     Additionally, each year the Corporate Trustee receives $62,500 (or more, if unanimously approved by the Individual Trustees) to cover clerical and administrative services to Mesabi Trust other than services customarily performed by a registrar or transfer agent.

     The following table sets forth the cash compensation paid to the Trustees through January 31, 1998, for services in all capacities as Trustees to Mesabi Trust during the fiscal year ended January 31, 1998.


                              CASH COMPENSATION TABLE

     (A)                         (B)                           (C)
     Name                Capacity in Which Served      Cash Compensation
     -----               ------------------------      -----------------
Bankers Trust Company    Corporate Trustee                  $88,386*

David J. Hoffman         Individual Trustee                 $25,888

Richard G. Lareau        Individual Trustee                 $25,888

Ira A. Marshall, Jr.     Individual Trustee                 $25,888

Norman F. Sprague III    Individual Trustee                 $25,888

* Does not include $25,018 of fees and disbursements paid to Bankers Trust Company as registrar and transfer agent of the Units.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND TRUSTEES.

     The following table sets forth information concerning each person known to Mesabi Trust to own beneficially more than 5% of the Trust's Units outstanding as of February 23, 1998. Such information has been obtained from Mesabi Trust's records and a review of statements filed with Mesabi Trust pursuant to Section 13(d) of the Securities Exchange Act of 1934 through March 20, 1998.

         Name and Address                                 Amount of Beneficial                Percent of
         of Beneficial Owner(s)                            Ownership of Units                   Class
         -----------------------                          --------------------                ----------
 Norwest Corporation,
 Norwest Center
 Sixth and Marquette
 Minneapolis, MN  55479-1026
 and
 Norwest Bank Colorado, National Association
 1740 Broadway
 Denver, CO  80274-8620
                                                           1,434,333(1)                         10.9%
 Long-Term Investment Trust
  (F.R.A., AT&T Master Pension
  Trust),
 The Northern Trust Company, as
  Trustee of the Long-Term
  Investment Trust
 50 LaSalle Street
 Chicago, IL  60675                                        1,305,000(2)                         9.95%

 Appaloosa Management L.P.,
  a Delaware Limited Partnership
 and
 David A. Tepper
 26 Main Street
 Chatham, New Jersey 07928                                   713,600(3)                         5.54%


     (1) According to Amendment No. 17 to the Statement on Schedule 13G of Norwest Corporation and Norwest Bank Colorado, National Association, each of which is a subsidiary of Norwest Corporation, dated
          January 22, 1998, Norwest Corporation, indirectly through its subsidiaries (i) has sole voting power with respect to 1,431,833 Units, (ii) shares voting power with respect to 1,000 Units, (iii) has sole dispositive power as to 1,430,333 Units, and (iv) shares dispositive power with respect to 3,000 Units. Norwest Bank Colorado, National Association, has sole voting power with respect to 1,405,000 units, shared voting power with respect to 1,000 units and sole dispositive power with respect to 1,405,000 of such Units. Includes 1,305,000 units held for the ATT, MCO Long-Term Investment Trust with respect to a portion of whose assets Norwest Bank Colorado, Inc. acts as investment advisor. See footnote (2) below.

     (2) According to a Schedule 13G dated February 13, 1997, filed on behalf of this person, such person has sole power to vote or to direct the vote, and sole power to dispose or to direct the disposition of, all such Units. As noted in footnote (1) above, these Units are also reflected in the amounts shown for Norwest Corporation and its subsidiaries.

     (3) According to a Schedule 13D dated March 20, 1998, filed by such persons, which indicates that each of such persons has sole voting power and sole dispositive power with respect to such shares. Appaloosa Management L.P. is general partner of Appaloosa Investment Limited Partnership I. The general partner of Appaloosa Management L.P. is Appaloosa Partners, Inc., of which David Tepper is the sole shareholder and President. Appaloosa Management L.P. acts as an investment advisor to Palomino Fund Ltd. ("PLF"). Of the 713,600 Units reported, 385,488 are owned by Appaloosa Investment Limited Partnership I and 328,112 are owned by PLF.

     The table below sets forth information as to the Units of Beneficial Interest in Mesabi Trust beneficially owned as of February 23, 1998 by the Trustees individually and as a group.

                                                        Amount of Beneficial                    Percent of
                        Name                             Ownership of Units                        Class
                        ----                            ---------------------                  ------------
         Bankers Trust Company                                0 (1)                                      0

         David J. Hoffman                                38,100 (2)                            Less than 1%

         Richard G. Lareau                                8,000                                Less than 1%

         Ira A. Marshall, Jr.                           104,000 (3)                            Less than 1%

         Norman F. Sprague III                           12,700                                Less than 1%

         All Trustees as a group                        162,800                                        1.2%

--------------------

(1) Bankers Trust Company holds, on behalf of various customers, Units in its Fiduciary Department in so-called "directed" accounts. Bankers Trust Company has no voting or investment power over, and thus no beneficial interest in, such Units.

(2) Includes 15,100 Units owned by Mr. Hoffman's wife, over which Mr. Hoffman does not have any investment or voting power and as to which Mr. Hoffman disclaims any beneficial ownership.

(3) These Units consist of (a) 101,000 Units owned indirectly by Mr. Marshall through a family trust of which Mr. Marshall is the sole trustee and (b) 3,000 Units over which Mr. Marshall has full voting and investment power.

ITEM 13.  CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS.

     Mr. Richard G. Lareau, who became a Trustee on March 7, 1990, is a senior partner in the law firm of Oppenheimer Wolff & Donnelly LLP of Minneapolis, Minnesota. That firm has been retained by Mesabi Trust since 1961 to act with respect to matters of Minnesota law, and was retained in 1991 by the Trustees other than Mr. Lareau to act as general corporate counsel.

                                      PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) 1.    FINANCIAL STATEMENTS:

   The following Financial Statements are incorporated in this reporting reference from the pages noted in our Annual Agreement of Trustees for the Year Ended January 31, 1998:

   Independent Auditor's Report - page F-1

   Balance Sheets as of January 31, 1998 and 1997 - page F-2

   Statements of Income for the years ended January 31, 1998, 1997 and 1996 - page F-3

   Statements of Unallocated Reserve and Trust Corpus for the years ended January 31, 1998, 1997 and 1996 - page F-4

   Statements of Cash Flows for the years ended January 31, 1998, 1997 and 1996
   - page F-5

   Notes to Financial Statements - pages F-6 through F-9

   2.     FINANCIAL STATEMENT SCHEDULES:

   None required.

   Schedules other than those listed above have been omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

     3.    EXHIBITS:


       Item No.           Item                               Filing Method
       --------           -----                              --------------
       3              Agreement of Trust dated as    Incorporated by reference from Exhibit 3
                      of July 18, 1961. . . . . . .  to Mesabi Trust's Annual Report on Form
                                                     10-K for the fiscal year ended January 31,
                                                     1987.

       3(a)           Amendment to the Agreement of  Incorporated by reference from Exhibit
                      Trust dated as of October 25,  3(a) to Mesabi Trust's Annual Report on
                      1982. . . . . . . . . . . . .  Form 10-K for the fiscal year ended
                                                     January 31, 1988.

       4              Instruments defining the       Incorporated by reference from Exhibit 4
                      rights of                      to Mesabi Trust's Annual Report on Form
                      Trust Certificate Holders . .  10-K for the fiscal year ended January 31,
                                                     1987.

       10(a)          Peters Lease. . . . . . . . .  Incorporated by reference from Exhibits
                                                     10(a) - 10(d) to Mesabi Trust's Annual
                                                     Report on Form 10-K for the fiscal year
                                                     ended January 31, 1987.

       10(b)          Amendment Assignment of        Incorporated by reference from Exhibits
                      Peters Lease. . . . . . . . .  10(a) - 10(d) to Mesabi Trust's Annual
                                                     Report on Form 10-K for the fiscal year
                                                     ended January 31, 1987.

       10(c)          Cloquet Lease . . . . . . . .  Incorporated by reference from Exhibits
                                                     10(a) - 10(d) to Mesabi Trust's Annual
                                                     Report on Form 10-K for the fiscal year
                                                     ended January 31, 1987.

       10(d)          Assignment of Cloquet Lease .  Incorporated by reference from Exhibits
                                                     10(a) - 10(d) to Mesabi Trust's Annual
                                                     Report on Form 10-K for the fiscal year
                                                     ended January 31, 1987.

       10(e)          Modification of Lease and      Incorporated by reference from Exhibit
                      Consent to Assignment dated    10(e) to Mesabi Trust's Annual Report on
                      as of October 22, 1982. . . .  Form 10-K for the fiscal year ended
                                                     January 31, 1988.



       10(f)          Amendment of Assignment,       Incorporated by reference from Exhibit A
                      Assumption and Further         to Mesabi Trust's Report on Form 8-K dated
                      Assignment of Peters Lease. .  August 17, 1989.

       10(g)          Amendment of Assignment,       Incorporated by reference from Exhibit B
                      Assumption and Further         to Mesabi Trust's Report on Form 8-K dated
                      Assignments of Cloquet Lease.  August 17, 1989.

       13.1           Annual Report of the Trustees
                      of Mesabi Trust for the
                      fiscal year ended January 31,
                      1998. . . . . . . . . . . . .  Filed herewith.

       27.1           Financial Data Schedule . . .  Filed herewith.

       (b)            REPORTS ON FORM 8-K FILED IN
                      THE FOURTH QUARTER:

                      None

                                      SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 23, 1998

                                        MESABI TRUST


                                        By:  Bankers Trust Company
                                             Corporate Trustee

                                        By:  /s/ Robert Caporale
                                           ---------------------------
                                             Robert Caporale
                                             Vice President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert Caporale           April 23, 1998
--------------------------
Robert Caporale
Vice President
Bankers Trust Company

/s/ David J. Hoffman          April 23, 1998
--------------------------
David J. Hoffman
Individual Trustee

/s/ Richard G. Lareau         April 23, 1998
--------------------------
Richard G. Lareau
Individual Trustee

/s/ Ira S. Marshall           April 15, 1998
--------------------------
Ira A. Marshall, Jr.
Individual Trustee

/s/ Norman F. Sprague III     April 20, 1998
--------------------------
Norman F. Sprague III
Individual Trustee