Form 10-Q
period 1998-04-30
MESABI TRUST
filed 1998-06-15
CIK 65172

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC 20549


                                     FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For The Quarterly Period Ended April 30, 1998 or

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

As of June 12, 1998, there were 13,120,010 Units of Beneficial Interest in Mesabi Trust outstanding.

                         PART I - FINANCIAL INFORMATION


     ITEM 1.    FINANCIAL STATEMENTS  (NOTE 1)


                                               THREE MONTHS ENDED
                                                    APRIL 30,
                                      ------------------------------------
                                           1998                1997
                                       -----------         -----------

A.  Condensed Statements of Income

  Revenues:

      Royalty income                    $   484,259         $   238,850
      Interest income                        15,192              10,895
                                        -----------         -----------
                                        $   499,451         $   249,745

  Expenses                                   69,718              65,698
                                        -----------         -----------

  Net income                            $   429,733         $   184,047
                                        -----------         -----------
                                        -----------         -----------

  Weighted average number
    of units outstanding                 13,120,010          13,120,010

  Net income per unit  (Note 2)         $  0.032754         $  0.014028


  Distributions declared
    per unit                            $       ---         $       ---


See Notes to Financial Statements.


B.  Condensed Balance Sheets

Assets:                                      April 30, 1998     January 31, 1998
                                             --------------     ----------------

     Cash                                       $  297,751       $3,607,221

     U.S. Government securities,
       at amortized cost (which approximates
       market)                                     502,167          499,073

     Accrued income                                400,643          176,641
     Prepaid insurance                               1,772            3,820
                                                ----------       ----------
                                                $1,202,333       $4,286,755
                                                ----------       ----------

     Fixed property, including
      intangibles, at nominal values:

     Amended Assignment of
      Peters Lease                              $        1       $        1

     Assignment of Cloquet Lease                         1                1

     Certificate of beneficial
      interest for 13,120,010
      units of Land Trust                                1                1
                                                ----------       ----------
                                                $        3       $        3
                                                ----------       ----------

                                                $1,202,336       $4,286,758
                                                ----------       ----------
                                                ----------       ----------

Liabilities, Unallocated
Reserve and Trust Corpus:

     Liabilities:
      Distribution payable                      $      ---       $3,476,803
      Accrued expenses                              52,801           90,153
                                                ----------       ----------
                                                $   52,801       $3,566,956

     Unallocated reserve (Note 3)                1,149,532          719,799
     Trust Corpus                                        3                3
                                                ----------       ----------
                                                $1,202,336       $4,286,758
                                                ----------       ----------
                                                ----------       ----------


See Notes to Financial Statements.


C.  Condensed Statements of Cash  Flows
                                                      THREE MONTHS ENDED
                                                           APRIL 30,
                                               ------------------------------
                                                     1998             1997
                                               ------------     ------------

Cash flows from operating
activities:
           Royalties received                  $   253,206      $   262,154
           Interest received                        22,243           19,131
           Expenses paid                          (105,022)         (67,429)
                                               -----------      -----------
           Net cash provided by
             operating activities              $   170,427      $   213,856
                                               -----------      -----------

Cash flows from investing
activities:
           Maturities of
             U.S. Government
             securities                        $ 3,958,980      $ 2,644,878
           Purchases of U.S.
             Government securities              (3,962,074)        (859,762)
                                               -----------      -----------

           Net cash provided by (used in)
             investing activities              $    (3,094)     $ 1,785,116
                                               -----------      -----------

Cash flows from financing
 activities:
           Net cash (used in) financing
             activities, distributions
             to Unitholders                    $(3,476,803)     $(1,902,401)
                                               -----------      -----------

Net increase/(decrease) in cash                $(3,309,470)     $    96,571
Cash, beginning of year                          3,607,221              918
                                               -----------      -----------
Cash, end of quarter                           $   297,751      $    97,489
                                               -----------      -----------
                                               -----------      -----------

Reconciliation of net income
  to net cash provided by
  operating activities:
           Net income                          $   429,733      $   184,047
           (Increase)/decrease in accrued
             income                               (224,002)          31,540
           Decrease in prepaid insurance             2,048            3,145
           (Decrease) in
             accrued expenses                      (37,352)          (4,876)
           Net cash provided by
             operating activities              $   170,427      $   213,856
                                               -----------      -----------
                                               -----------      -----------


See Notes to Financial Statements.

                                     MESABI TRUST

                            NOTES TO FINANCIAL STATEMENTS

Note 1. The financial statements included herein have been prepared without audit (except for the balance sheet at January 31, 1998) in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Trustees, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the results of operations for the three months ended April 30, 1998 and 1997, (b) the financial position at April 30, 1998 and January 31, 1998, and (c) the cash flows for the three months ended April 30, 1998 and 1997, have been made.

Note 2. Earnings per unit are based on weighted average number of units outstanding during the period (13,120,010 units).

Note 3. The Trustees attempt to maintain $500,000 of liquid assets as part of an Unallocated Reserve. The Unallocated Reserve consists of these liquid assets and accrued revenue (primarily royalties not yet received). At April 30, 1998, the Unallocated Reserve was represented by $748,889 in unallocated cash and U.S. Government securities, and $400,643 of accrued revenue primarily representing royalties not yet received by the Trust but anticipated to be received in July 1998 from Northshore as part of the royalty due with respect to the first fiscal quarter, based upon reported lessee shipping activity for the month of April 1998.

ITEM 2. TRUSTEES' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING INFORMATION

     Certain statements contained in this document are forward-looking, including specifically those statements estimating calendar year 1998 production or shipments. All such forward-looking statements are based on input from the lessee/operator. The Trust has no control over the operations and activities of the lessee/operator except within the framework of current agreements. Actual results could differ materially from those indicated in such statements. For important factors that could cause actual results to differ materially, see "Important Factors Affecting Mesabi Trust" below.

BACKGROUND

     Leasehold royalty income constitutes the principal source of revenue to Mesabi Trust. Royalty rates are determined in accordance with the terms of Mesabi Trust's leases and assignments of leases. Overriding royalties are determined by both the volume and selling price of iron ore products shipped. Fee royalties payable to Mesabi Land Trust, a Minnesota land trust of which Mesabi Trust is the sole beneficiary ("Mesabi Land Trust"), are based on the amount of crude ore mined. Currently, royalty on crude ore is based on an agreed price per ton, subject to certain indexing. Crude ore is used to produce iron ore pellets and other products.

     Northshore Mining Corporation ("Northshore") is obligated as lessee to pay Mesabi Trust base overriding royalties, in varying amounts. The volume royalties constitute a percentage of the gross proceeds of iron ore products produced at Mesabi Trust lands (and to a limited extent other lands) and shipped from Silver Bay, Minnesota. The royalty percentage ranges from 2-1/2% of the gross proceeds (for the first one million tons of iron ore products so shipped annually) to 6% of the gross proceeds (for all iron ore products in excess of 4 million tons so shipped annually).

     With respect to the selling price component of royalty calculation, Northshore is obligated to pay to Mesabi Trust royalty bonuses. The bonus royalty is a percentage of the gross proceeds of product shipped from Silver Bay, and sold at prices above a threshold price. The threshold price is adjusted on an annual basis for inflation and deflation (but not below $30).
The threshold price was $36.62 for calendar year 1996, was $37.29 for calendar year 1997 and is $38.21 for calendar year 1998. The bonus royalty percentage ranges from 1/2 of 1% of the gross proceeds (on all tonnage shipped for sale at prices between the threshold price and $2.00 above the threshold price) to 3% of the gross proceeds (on all tonnage shipped for sale at prices $10.00 or more above the threshold price). No royalty bonus has ever been payable.

     Generally, Northshore's obligation to pay base overriding royalties and royalty bonuses with respect to the sale of iron ore products accrues upon the
shipment of those products from Silver Bay.   However, Northshore also is
obligated to pay to Mesabi Trust a minimum advance royalty in equal quarterly installments. Royalty advances are credited against certain base overriding royalties and royalty bonuses. The amount of advance royalties payable is subject to adjustment for inflation and deflation (but not below $500,000 per annum). Advance royalties payable were $610,335 for calendar year 1996, were $621,606 for calendar year 1997 and are $636,935 for calendar year 1998. Northshore is obligated to make quarterly royalty payments in January, April, July and October of each year. In the case of base overriding royalties and royalty bonuses, these quarterly royalty payments are to be made whether or not the related proceeds of sale have been received by Northshore by the time such payments become due.

     Due to a combination of factors, shipments from quarter to quarter and from year to year fluctuate greatly. These factors include the normal reduction of Great Lakes shipping activity during the winter months price fluctuations, and reduced pellet sales resulting from adverse economic conditions affecting the steel industry generally.

     In its most recently released annual report, Cleveland-Cliffs, Inc. ("CCI"), parent company of Northshore, the lessee/operator of Mesabi Trust iron ore interests, stated that it is continuing to evaluate whether to build a facility to produce pig iron in the United States using a coal-based process. CCI also stated that if engineering, marketing and economic evaluations prove positive, the plant will be located at its Northshore facility in Minnesota presumably using Mesabi Trust ore. In the same annual report, it was stated that a decision relative to proceeding with this project is expected to be made around the middle of 1998. In its quarterly report on Form 10-Q for the quarterly period ended March 31, 1998, which report was filed on May 1, 1998, CCI stated that it and Mannesmann Demag are completing an engineering study for such a plant, that the Company has initiated the environmental review and permitting process with the Minnesota Pollution Control Agency and that if the results of the engineering study are positive and other economic and marketing issues are satisfactorily resolved, a decision whether to proceed with the plant will likely be made in mid-1998. Finally, at its annual meeting in May 1998, CCI reportedly confirmed that it was continuing its evaluation and indicated that a decision would likely be arrived at during the third quarter of the year. The Mesabi Trustees are unable to determine at this time how the addition of a pig iron facility (if the project proceeds) would impact overall revenues of Mesabi Trust. As indicated elsewhere in this report, the Trust's revenues are currently derived almost entirely from iron ore pellet production and sales.

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

IMPORTANT FACTORS AFFECTING MESABI TRUST

     The Agreement of Trust governing Mesabi Trust specifically prohibits the Trustees from entering into or engaging in any business. This prohibition applies even to business activities the Trustees deem necessary or proper for the preservation and protection of the Trust Estate. Accordingly, the Trustees' activities in connection with the administration of Trust assets are limited to collecting income, paying expenses and liabilities, distributing net income and protecting and conserving the assets held.

     Accordingly, the income of the Trust is highly dependent upon the activities and operations of Northshore, and the terms and conditions of its leases and assignments of leases. The Trust and the Trustees have no control over the operations and activities of Northshore, except within the framework of these leases and assignment of leases.

     Due to winter weather, and the increasing royalty percentages based on tonnage shipped in a calendar year, results for a particular calendar quarter are typically not indicative of results for future quarters or the year as a whole. Factors which can impact the results of the Trust in any quarter or year include:

1. SHIPPING CONDITIONS IN THE GREAT LAKES. Shipping activity by Northshore is dependent upon when the Great Lakes shipping lanes freeze for the winter months (typically in January) and when they re-open in the spring (typically late-March or April). Base overriding royalties to Mesabi Trust are based on shipments made in a calendar quarter. Because there typically is little or no shipping activity in the first calendar quarter, the Trust typically receives only the minimum royalty for that period.

2. OPERATIONS OF NORTHSHORE. Because the primary portion of the Trust's revenues derive from iron ore product shipped by Northshore from Silver Bay, Northshore's processing and shipping activities directly impact the Trust's revenues in each quarter and for each year. In turn, a myriad of factors affect Northshore shipment volume. These factors include economic conditions in the iron ore industry, pricing by competitors, long-term customer contracts or arrangements by

Northshore or its competitors, availability of ore boats, production at Northshore's mining operations, and production at the pelletizing/processing facility. If any pelletizing line becomes idle for any reason, production and shipments (and, consequently, Trust income) could be adversely impacted.

3. INCREASING ROYALTIES. As described elsewhere in this Report, the royalty percentage paid to the Trust increases as the aggregate tonnage of iron ore products shipped, attributable to the Trust, in any calendar year increases. Assuming a consistent sales price per ton throughout a calendar year, shipments of iron ore product attributable to the Trust later in the year generate a higher royalty to the Trust.

4. PERCENTAGE OF MESABI TRUST ORE. As described elsewhere in this Report, Northshore has the ability to process and ship iron ore product from lands other than Mesabi Trust lands. In certain circumstances, the Trust may be entitled to royalties on those other shipments, but not in all cases. In general, the Trust will receive higher royalties (assuming all other factors are equal) if a higher percentage of shipments are from Mesabi Trust lands. The percentages of shipments that came from Mesabi Trust lands were 98.3%, 98.4%, 90.6% and 88.3% in calendar years 1997, 1996, 1995 and 1994, respectively.

COMPARISON OF THREE MONTHS ENDED APRIL 30, 1998 AND APRIL 30, 1997

     Mesabi Trust's net income increased to $429,733 for the fiscal quarter ended April 30, 1998, as compared to net income of $184,047 for the fiscal quarter ended April 30, 1997. Mesabi Trust's gross income for the fiscal quarter ended April 30, 1998 was $499,451, consisting of $395,554 in minimum advance royalty income, $88,705 in fee royalty income and $15,192 in interest income, as compared to gross income of $249,745 consisting of $155,402 in minimum advance royalty income, $83,448 in fee royalty income and $10,895 in interest income, for the fiscal quarter ended April 30, 1997. The increase in royalty income was primarily due to increased pellet shipments (increasing the amount of fee royalty income) as compared to the comparable prior period. Mesabi Trust's expenses for the fiscal quarter ended April 30, 1998 were $69,718, compared to expenses of $65,698 for the fiscal quarter ended April 30, 1997.

     Mesabi Trust's Unallocated Reserve aggregated $1,149,532 at April 30, 1998, as compared with an Unallocated Reserve of $834,655 at April 30, 1997. The increase of $314,877 was due to the net effect of: (a) the increase in net income of 245,686 during the fiscal quarter ended April 30, 1998 as compared with the fiscal quarter ended April 30, 1997 and (b) the January 31, 1998 unallocated reserve balance of $719,799 was $69,191 higher than the January 31, 1997 unallocated reserve balance of $650,608. The Trustees anticipate that the amount of Unallocated Reserve will fluctuate from time to time, depending upon a number of factors, including but not limited to the income for a particular period, the amount and timing of distributions, uncertainty about future royalty income and the uncertainty of future expenses.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not applicable.

                            PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

          None.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.


          None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          None.

ITEM 5.   OTHER INFORMATION.

          None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          27.1  Financial Data Schedule........................Filed herewith.

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


                                                    MESABI TRUST
                                      -----------------------------------------
                                                    (Registrant)

                                      By: BANKERS TRUST COMPANY
                                          Corporate Trustee
                                      Principal Administrative Officer and duly
                                      authorized signatory:*


Date:  June 15, 1998                  By:  /s/ Robert Caporale
                                         -------------------------------
                                               Name:  Robert Caporale
                                               Title: Vice President

*    There are no directors
     or executive officers of
     the registrant.


EXHIBIT INDEX

Item No.       Description
--------       -----------
27.1           Financial Data Schedule....................Filed herewith.