Form 10-Q
period 1998-07-31
MESABI TRUST
filed 1998-09-14
CIK 65172

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC 20549


                                     FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For The Quarterly Period Ended July 31, 1998 or

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

As of September 9, 1998, there were 13,120,010 Units of Beneficial Interest in Mesabi Trust outstanding.

                            PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS  (NOTE 1)



                                           THREE MONTHS ENDED             SIX MONTHS ENDED
                                                JULY 31,                      JULY 31,
                                        -------------------------     -------------------------
                                           1998           1997           1998           1997
                                           ----           ----           ----           ----
A.  Condensed Statements of Income

   Revenues:

     Royalty income                     $1,473,022     $1,253,519     $1,957,281     $1,492,369
     Interest income                         8,218          6,033         23,410         16,928
                                        ----------     ----------     ----------     ----------
                                        $1,481,240     $1,259,552     $1,980,691     $1,509,297

   Expenses                                 97,172         80,811        166,889        146,509
                                        ----------     ----------     ----------     ----------

   Net income                           $1,384,068     $1,178,741     $1,813,802     $1,362,788
                                        ----------     ----------     ----------     ----------
                                        ----------     ----------     ----------     ----------

   Weighted average number
      of units outstanding              13,120,010     13,120,010     13,120,010     13,120,010

   Net income per unit  (Note 2)         $0.105493      $0.089843       0.138247      $0.103871

   Distributions declared
      per unit                              $0.110         $0.065          0.110         $0.065





See Notes to Financial Statements.

B.  Condensed Balance Sheets


Assets:                                        July 31, 1998    January 31, 1998
                                               -------------    ----------------
     Cash                                      $      34,887    $      3,607,221

     U.S. Government securities,
        at amortized cost (which approximates
        market)                                    2,064,732             499,073

     Accrued income                                  482,910             176,641
     Prepaid insurance                                   ---               3,820
                                               -------------    ----------------
                                               $   2,582,529    $      4,286,755
                                               -------------    ----------------

     Fixed property, including
        intangibles, at nominal values:

     Amended Assignment of
        Peters Lease                           $           1    $              1

     Assignment of Cloquet Lease                           1                   1

     Certificate of beneficial
        interest for 13,120,010
        units of Land Trust                                1                   1
                                               -------------    ----------------
                                               $           3    $              3
                                               -------------    ----------------

                                               $   2,582,532    $      4,286,758
                                               -------------    ----------------
                                               -------------    ----------------

Liabilities, Unallocated
Reserve and Trust Corpus:

     Liabilities:
        Distribution payable                   $   1,443,201    $      3,476,803
        Accrued expenses                              48,928              90,153
                                               -------------    ----------------
                                               $   1,492,129    $      3,566,956

     Unallocated reserve (Note 3)                  1,090,400             719,799
     Trust Corpus                                          3                   3
                                               -------------    ----------------
                                               $   2,582,532    $      4,286,758
                                               -------------    ----------------
                                               -------------    ----------------


See Notes to Financial Statements.


C.  Condensed Statements of Cash  Flows
                                                      SIX MONTHS ENDED
                                                          JULY 31,
                                               ---------------------------------
                                                     1998                1997
                                                     ----                ----
Cash flows from operating
activities:
     Royalties received                        $   1,651,461    $      1,043,744
     Interest received                                22,960              19,706
     Expenses paid                                  (204,293)           (170,775)
                                               -------------    ----------------
     Net cash provided by
        operating activities                   $   1,470,128    $        892,675
                                               -------------    ----------------

Cash flows from investing
activities:
     Maturities of
        U.S. Government
        securities                             $   4,364,263    $      2,829,304
     Purchases of U.S.
      Government securities                       (5,929,922)         (1,027,782)
                                               -------------    ----------------

     Net cash provided by (used in)
      investing activities                     $  (1,565,659)   $      1,801,522
                                               -------------    ----------------

Cash flows from financing
  activities:
     Net cash (used in) financing
        activities, distributions
        to Unitholders                         $  (3,476,803)   $     (1,902,401)
                                               -------------    ----------------

Net increase/(decrease) in cash                $  (3,572,334)   $        791,796
Cash, beginning of year                            3,607,221                 918
                                               -------------    ----------------
Cash, end of quarter                           $      34,887    $        792,714
                                               -------------    ----------------
                                               -------------    ----------------

Reconciliation of net income
  to net cash provided by
  operating activities:
     Net income                                $   1,813,802    $      1,362,788
     (Increase)/decrease in accrued income          (306,269)           (445,847)
     (Increase)/Decrease in prepaid insurance          3,820              (4,851)
     (Decrease) in accrued expenses                  (41,225)            (19,415)
                                               -------------    ----------------
     Net cash provided by
      operating activities                     $   1,470,128    $        892,675
                                               -------------    ----------------
                                               -------------    ----------------


See Notes to Financial Statements.

                                    MESABI TRUST

                           NOTES TO FINANCIAL STATEMENTS

Note 1. The financial statements included herein have been prepared without audit (except for the balance sheet at January 31, 1998) in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Trustees, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the results of operations for the six months ended July 31, 1998 and 1997, (b) the financial positions at July 31, 1998 and January 31, 1998, and (c) the cash flows for the six months ended July 31, 1998 and 1997, have been made.

Note 2. Earnings per unit are based on weighted average number of units outstanding during the period (13,120,010 units).

Note 3. The Trustees attempt to maintain $500,000 of liquid assets as part of an Unallocated Reserve. The Unallocated Reserve consists of these liquid assets and accrued revenue (primarily royalties not yet received). At July 31, 1998, the Unallocated Reserve was represented by $607,490 in unallocated cash and U.S. Government securities, and $482,910 of accrued revenue primarily representing royalties not yet received by the Trust but anticipated to be received in October 1998 from Northshore as part of the royalty due with respect to the third fiscal quarter, based upon reported lessee shipping activity for the month of July 1998.

ITEM 2. TRUSTEES' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING INFORMATION

     Certain statements contained in this document are forward-looking, including specifically those statements estimating calendar year 1998 production or shipments. All such forward-looking statements are based on input from the lessee/operator. The Trust has no control over the operations and activities of the lessee/operator except within the framework of current agreements. Actual results could differ materially from those indicated in such statements. Important factors that could cause actual results to differ materially include those listed in "Important Factors Affecting Mesabi Trust" below.

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

     Northshore Mining Corporation ("Northshore") is obligated as lessee to pay Mesabi Trust base overriding royalties in varying amounts. The volume royalties constitute a percentage of the gross proceeds of iron ore products produced at Mesabi Trust lands (and to a limited extent other lands) and shipped from Silver Bay, Minnesota. The royalty percentage ranges from 2-1/2% of the gross proceeds (for the first one million tons of iron ore products so shipped annually) to 6% of the gross proceeds (for all iron ore products in excess of 4 million tons so shipped annually).

     With respect to the selling price component of royalty calculation, Northshore is obligated to pay to Mesabi Trust royalty bonuses. The royalty bonus is a percentage of the gross proceeds of product shipped from Silver Bay and sold at prices above a threshold price. The threshold price is adjusted on an annual basis for inflation and deflation (but not below $30). The threshold price was $36.62 for calendar year 1996, was $37.29 for calendar year 1997 and is $38.21 for calendar year 1998. The royalty bonus percentage ranges from 1/2 of 1% of the gross proceeds (on all tonnage shipped for sale at prices between the threshold price and $2.00 above the threshold price) to 3% of the gross proceeds (on all tonnage shipped for sale at prices $10.00 or more above the threshold price). No royalty bonus has ever been payable.

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

     Due to a combination of factors, shipments from quarter to quarter and from year to year fluctuate greatly. These factors include the normal reduction of Great Lakes shipping activity during the winter months, price fluctuations and reduced pellet sales resulting from adverse economic conditions affecting the steel industry generally.

     In its most recently released quarterly report on Form 10-Q for the quarter ended June 30, 1998, which report was filed on August 12, 1998, Cleveland-Cliffs, Inc. ("CCI"), parent company of Northshore, the lessee/operator of Mesabi Trust iron ore interests, stated that it is continuing to evaluate whether to build a plant at the Northshore Mine to produce pig iron. The same report stated that CCI has initiated the environmental review and permitting process and that uncertainties concerning environmental permitting and other matters have delayed a decision on this project. CCI's report gave no indication regarding when a decision would be made with respect to the plant. The Mesabi Trustees are unable to determine at this time how the addition of a pig iron facility (if the project proceeds) would impact overall revenues of Mesabi Trust. As indicated elsewhere in this report, the Trust's revenues are currently derived almost entirely from iron ore pellet production and sales.

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

     Due to winter weather, and the increasing royalty percentages based on tonnage shipped in a calendar year, results for a particular calendar quarter are typically not indicative of results for future quarters or the year as a whole. Factors which can impact the results of the Trust in any quarter or year include the following:

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

COMPARISON OF THREE MONTHS ENDED JULY 31, 1998 AND JULY 31, 1997

     Mesabi Trust's net income increased to $1,384,068 for the fiscal quarter ended July 31, 1998, as compared to net income of $1,178,741 for the fiscal quarter ended July 31, 1997. Mesabi Trust's gross income for the fiscal quarter ended July 31, 1998 was $1,481,240, consisting of $1,385,157 in minimum advance royalty income, $87,865 in fee royalty income and $8,218 in interest income, as compared to gross income of $1,259,552 consisting of $414,326 in minimum advance royalty income, $839,193 in fee royalty income and $6,033 in interest income, for the fiscal quarter ended July 31, 1997. The increase in royalty income was primarily due to increased pellet shipments as compared to the comparable prior period. Mesabi Trust's expenses for the fiscal quarter ended July 31, 1998 were $97,172, compared to expenses of $80,811 for the fiscal quarter ended July 31, 1997.

COMPARISON OF SIX MONTHS ENDED JULY 31, 1998 AND JULY 31, 1997

     Mesabi Trust's gross income for the six months ended July 31, 1998 was $1,980,691, an increase of $471,394 from the gross income of $1,509,297 for the six months ended July 31, 1997. The increase in royalty income was primarily due to increased pellet shipments and increased crude ore production (increasing the amount of fee royalty income). Interest income was slightly higher in the 1998 period. Expenses of $166,889 for the six months ended July 31, 1998 increased $20,380 from expenses of $146,509 for the six months ended July 31, 1997. The increased income and increased expenses resulted in net income of $1,813,802 for the six months ended July 31, 1998 as compared to net income of $1,362,788 for the six months ended July 31, 1997.

     Mesabi Trust's Unallocated Reserve aggregated $1,090,400 at July 31, 1998, as compared with an Unallocated Reserve of $1,160,595 at July 31, 1997. The decrease of $70,195 was due to the net effect of: (a) the increase in net income of $451,014 during the six months ended July 31, 1998 as compared with the six months ended July 31, 1997 and (b) the January 31, 1998 unallocated reserve balance of $719,799 was $69,191 higher than the January 31, 1997 unallocated reserve balance of $650,608. The Trustees anticipate that the amount of Unallocated Reserve will fluctuate from time to time, depending upon a number of factors, including but not limited to the income for a particular period, the amount and timing of distributions, uncertainty about future royalty income and the uncertainty of future expenses.

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

                                                      MESABI TRUST
                                         --------------------------------------
                                                    (Registrant)

                                         By: BANKERS TRUST COMPANY
                                              Corporate Trustee
                                         Principal  Administrative  Officer and
                                         duly authorized signatory:*

Date: September 11, 1998                By:   /s/ Robert Caporale
                                           -------------------------------------
                                           Name:  Robert Caporale
                                           Title:    Vice President

*    There are no directors
     or executive officers of
     the registrant.

     EXHIBIT INDEX

     Item No.       Description
     --------       -----------
     27.1           Financial Data Schedule......................Filed herewith.
