Form 10-Q/A
period 1998-07-31
MESABI TRUST
filed 1998-11-12
CIK 65172

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC 20549


                                    FORM 10-Q/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  _X_   No  ___

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

COMPARISON OF THREE MONTHS ENDED JULY 31, 1998 AND JULY 31, 1997

      Mesabi Trust's net income increased to $1,384,068 for the fiscal quarter ended July 31, 1998, as compared to net income of $1,178,741 for the fiscal quarter ended July 31, 1997. Mesabi Trust's gross income for the fiscal quarter ended July 31, 1998 was $1,481,240, consisting of $424,861 in minimum advance royalty income, $960,296 in overriding royalty income, $87,865 in fee royalty income and $8,218 in interest income, as compared to gross income of $1,259,552 consisting of $414,326 in minimum advance royalty income, $768,115 in overriding royalty income, $71,078 in fee royalty income and $6,033 in interest income, for the fiscal quarter ended July 31, 1997. The increase in royalty income was primarily due to increased pellet shipments as compared to the comparable prior period. Mesabi Trust's expenses for the fiscal quarter ended July 31, 1998 were $97,172, compared to expenses of $80,811 for the fiscal quarter ended July 31, 1997.

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

                                     SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned thereunto duly authorized.


                                                MESABI TRUST
                            ---------------------------------------------
                                                (Registrant)

                            By: BANKERS TRUST COMPANY
                            Corporate Trustee
                            Principal Administrative Officer and duly authorized signatory:*


Date: November 12, 1998    By:       /s/ Robert Caporale
                              --------------------------------------------
                                      Name:  Robert Caporale
                                      Title:    Vice President


* There are no directors
  or executive officers of
  the registrant.