Form 10-Q
period 1998-10-31
MESABI TRUST
filed 1998-12-15
CIK 65172

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, DC 20549


                                      FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For The Quarterly Period Ended October 31, 1998 or

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

As of December 10, 1998, there were 13,120,010 Units of Beneficial Interest in Mesabi Trust outstanding.

                           PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS  (NOTE 1)




                                        THREE MONTHS ENDED          NINE MONTHS ENDED
                                            OCTOBER 31,                OCTOBER 31,
                                       ---------------------      ---------------------
                                           1998        1997         1998        1997
                                           ----        ----         ----        ----
A.  Condensed Statements of Income

   Revenues:

     Royalty income                     $2,596,244  $2,318,000   $4,553,525  $3,810,369
     Interest income                        13,524      13,438       36,934      30,366
                                       -----------  ----------   ----------  ----------
                                        $2,609,768  $2,331,438   $4,590,459  $3,840,735

   Expenses                                 72,098      70,289      238,987     216,798
                                       -----------  ----------   ----------  ----------

   Net income                           $2,537,670  $2,261,149   $4,351,472  $3,623,937
                                       -----------  ----------   ----------  ----------
                                       -----------  ----------   ----------  ----------

   Weighted average number
      of units outstanding              13,120,010  13,120,010   13,120,010  13,120,010

   Net income per unit  (Note 2)         $0.193420   $0.172344     0.331667   $0.276215

   Distributions declared
      per unit                              $0.165       $0.16        0.275      $0.225



See Notes to Financial Statements.

B.  Condensed Balance Sheets


Assets:                                      October 31, 1998     January 31, 1998
                                             ----------------    -----------------
  Cash                                         $  2,250,482         $  3,607,221

  U.S. Government securities,
    at amortized cost (which approximates
    market)                                         571,773              499,073

  Accrued income                                    812,429              176,641
  Prepaid insurance                                   7,508                3,820
                                               ------------         ------------
                                               $  3,642,192         $  4,286,755
                                               ------------         ------------

  Fixed property, including
    intangibles, at nominal values:

  Amended Assignment of
    Peters Lease                               $          1         $          1

  Assignment of Cloquet Lease                             1                    1

  Certificate of beneficial
    interest for 13,120,010
    units of Land Trust                                   1                    1
                                               ------------         ------------
                                               $          3         $          3
                                               ------------         ------------

                                               $  3,642,195         $  4,286,758
                                               ------------         ------------
                                               ------------         ------------

Liabilities, Unallocated
Reserve and Trust Corpus:

  Liabilities:
    Distribution payable                       $  2,164,802         $  3,476,803
    Accrued expenses                                 14,122               90,153
                                               ------------         ------------
                                               $  2,178,924         $  3,566,956

  Unallocated reserve (Note 3)                    1,463,268              719,799
  Trust Corpus                                            3                    3
                                               ------------         ------------
                                               $  3,642,195         $  4,286,758
                                               ------------         ------------
                                               ------------         ------------

See Notes to Financial Statements.

C.  Condensed Statements of Cash  Flows

                                                      NINE MONTHS ENDED
                                                         OCTOBER 31,
                                             ---------------------------------
                                                  1998                 1997
                                                  ----                 ----
Cash flows from operating
activities:
  Royalties received                         $  3,896,266         $  3,183,542
  Interest received                                43,985               37,977
  Expenses paid                                  (304,286)            (252,109)
                                             ------------         ------------
  Net cash provided by
    operating activities                     $  3,635,965         $  2,969,410
                                             ------------         ------------

Cash flows from investing
activities:
  Maturities of
    U.S. Government
    securities                               $  6,309,238         $  3,910,258
  Purchases of U.S.
    Government securities                      (6,381,938)          (1,960,146)
                                             ------------         ------------

 Net cash provided by (used in)
   investing activities                        $  (72,700)        $  1,950,112
                                             ------------         ------------

Cash flows from financing
  activities:
 Net cash (used in) financing
   activities, distributions
   to Unitholders                           $  (4,920,004)       $  (2,755,202)
                                             ------------         ------------

Net increase/(decrease) in cash             $  (1,356,739)        $  2,164,320
Cash, beginning of year                         3,607,221                  918
                                             ------------         ------------
Cash, end of quarter                         $  2,250,482         $  2,165,238
                                             ------------         ------------
                                             ------------         ------------

Reconciliation of net income
  to net cash provided by
  operating activities:
     Net income                              $  4,351,472         $  3,623,937
     (Increase)/decrease in accrued income       (635,788)            (619,218)
     (Increase)/decrease in prepaid insurance      (3,688)              (2,890)
     (Decrease) in accrued expenses               (76,031)             (32,419)
     (Decrease) in deferred income                    --                   --
                                             ------------         ------------
     Net cash provided by
       operating activities                  $  3,635,965         $  2,969,410
                                             ------------         ------------
                                             ------------         ------------

See Notes to Financial Statements.

                                    MESABI TRUST

                            NOTES TO FINANCIAL STATEMENTS

Note 1. The financial statements included herein have been prepared without audit (except for the balance sheet at January 31, 1998) in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Trustees, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the results of operations for the three and nine months ended October 31, 1998 and 1997, (b) the financial positions at October 31, 1998 and January 31, 1998, and
          (c) the cash flows for the nine months ended October 31, 1998 and 1997, have been made.

Note 2. Earnings per unit are based on weighted average number of units outstanding during the period (13,120,010 units).

Note 3. The Trustees attempt to maintain $500,000 of liquid assets as part of an Unallocated Reserve. The Unallocated Reserve consists of these liquid assets and accrued revenue (primarily royalties not yet received). At October 31, 1998, the Unallocated Reserve was represented by $650,839 in unallocated cash and U.S. Government securities, and $812,429 of accrued revenue primarily representing royalties not yet received by the Trust but anticipated to be received in January 1999 from Northshore as part of the royalty due with respect to the fourth fiscal quarter, based upon reported lessee shipping activity for the month of October 1998.

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

BACKGROUND

      Leasehold royalty income constitutes the principal source of revenue to Mesabi Trust. Royalty rates are determined in accordance with the terms of Mesabi Trust's leases and assignments of leases. Three types of royalties comprise the Trust's leasehold royalty income:

       o Overriding royalties, which constitute the majority of Mesabi Trust's royalty income, are determined by both the volume and selling price of iron ore products shipped.


       o Fee royalties, historically a smaller component of the Trust's royalty income, are payable to Mesabi Land Trust, a Minnesota land trust of which Mesabi Trust is the sole beneficiary ("Mesabi Land Trust"), and are based on the amount of crude ore mined.
          Currently, the fee royalty on crude ore is based on an agreed price per ton, subject to certain indexing. Crude ore is used to produce iron ore pellets and other products.

       o Minimum advance royalties, the third type of royalty, are discussed below.

      Northshore Mining Company ("Northshore") is obligated as lessee to pay Mesabi Trust base overriding royalties in varying amounts. The volume component of overriding royalties constitutes a percentage of the gross proceeds of iron ore products produced from Mesabi Trust lands (and to a limited extent other lands) and shipped from Silver Bay, Minnesota. The percentage ranges from 2-1/2% of the gross proceeds for the first one million tons of iron ore products so shipped annually to 6% of the gross proceeds for all iron ore products in excess of 4 million tons shipped annually.

      With respect to the selling price component of overriding royalty calculation, Northshore is obligated to pay to Mesabi Trust royalty bonuses.
The royalty bonus is a percentage of the gross proceeds of product shipped from Silver Bay and sold at prices above a threshold price. The threshold price is adjusted on an annual basis for inflation and deflation (but not below $30).
The threshold price was $36.62 for calendar year 1996, was $37.29 for calendar year 1997 and is $38.21 for calendar year 1998. The royalty bonus percentage ranges from 1/2 of 1% of the gross proceeds (on all tonnage shipped for sale at prices between the threshold price and $2.00 above the threshold price) to 3% of the gross proceeds on all tonnage shipped for sale at prices $10.00 or more above the threshold price. No royalty bonus has been paid to date.

      Generally, Northshore's obligation to pay base overriding royalties and royalty bonuses with respect to the sale of iron ore products accrues upon the
shipment of those products from Silver Bay.   However, regardless of whether any
shipment has occurred, Northshore is obligated to pay to Mesabi Trust a minimum advance royalty. Each year, the amount of the minimum advance royalty is adjusted for inflation and deflation (but not below $500,000 per annum).
Minimum advance royalties were

$610,335 for calendar year 1996, were $621,606 for calendar year 1997 and are $636,935 for calendar year 1998. Until overriding royalties (and royalty bonuses, if any) for a particular year equal or exceed the minimum advance royalty for the year, Northshore must make quarterly payments of up to 25% of the minimum advance royalty for the year. Because advance minimum royalties are essentially prepayments of base overriding and bonus royalties earned EACH year, any advance minimum royalties paid in a fiscal quarter are recouped by credits against base overriding and bonus royalties earned in later fiscal quarters during the year. Historically, advance minimum royalties have been paid in the first fiscal quarter and recouped in the second fiscal quarter.

      Northshore is obligated to make quarterly royalty payments in January, April, July and October of each year. In the case of overriding royalties and royalty bonuses, these quarterly royalty payments are to be made whether or not the related proceeds of sale have been received by Northshore by the time such payments become due.

      Due to a combination of factors, shipments from quarter to quarter and from year to year fluctuate greatly. These factors include the normal reduction of Great Lakes shipping activity during the winter months, price fluctuations and reduced pellet sales resulting from adverse economic conditions affecting the steel industry generally.

      In its most recently released quarterly report on Form 10-Q for the quarter ended September 30, 1998, which report was filed on November 5, 1998, Cleveland-Cliffs, Inc. ("CCI"), parent company of Northshore, the lessee/operator of Mesabi Trust iron ore interests, stated that it is continuing to evaluate whether to build a plant at the Northshore Silver Bay Facility to produce pig iron. The same report stated that CCI has initiated the environmental review and permitting process and that uncertainties concerning environmental permitting and other matters have delayed a decision on this project. CCI's report gave no indication regarding when a decision would be made with respect to the plant. The Mesabi Trustees are unable to determine at this time how the addition of a pig iron facility (if the project proceeds) would impact overall revenues of Mesabi Trust. As indicated elsewhere in this report, the Trust's revenues are currently derived principally from iron ore pellet production and sales.

      Mesabi Trust has no employees, but it engages independent consultants to assist the Trustees in monitoring, among other things, the amount and sales prices of iron ore products shipped by Northshore from Silver Bay, Minnesota. As noted above, the information regarding amounts and sales prices of shipped iron ore products is used to compute the royalties payable to Mesabi Trust by Northshore. Bankers Trust Company, the Corporate Trustee, also performs certain administrative functions for Mesabi Trust.

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

      Due to winter weather, and the increasing royalty percentages based on tonnage shipped in a calendar year, results for a particular calendar quarter are not indicative of results for future quarters or the year as a whole. Factors which can impact the results of the Trust in any quarter or year include the following:

1. SHIPPING CONDITIONS IN THE GREAT LAKES. Shipping activity by Northshore is dependent upon when the Great Lakes shipping lanes freeze for the winter months (typically in January) and when they re-open in the spring (typically late-March or April). Base overriding royalties to Mesabi Trust are based on shipments made in a calendar quarter. Because there usually is little or no shipping activity in the first calendar quarter, the Trust typically receives only the minimum advance royalty for that period.

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

3. INCREASING ROYALTIES. As described elsewhere in this Report, the royalty percentage paid to the Trust increases as the aggregate tonnage of iron ore products shipped, attributable to the Trust, in any calendar year increases. Assuming a consistent volume and sales price per ton throughout a calendar year, shipments of iron ore product attributable to the Trust generate a higher royalty income to the Trust later in the year.

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

COMPARISON OF THREE MONTHS ENDED OCTOBER 31, 1998 AND OCTOBER 31, 1997

      Mesabi Trust's net income increased to $2,537,670 for the fiscal quarter ended October 31, 1998, as compared to net income of $2,261,149 for the fiscal quarter ended October 31, 1997. Mesabi Trust's gross income for the fiscal quarter ended October 31, 1998 was $2,609,768, consisting of $265,391 in minimum advance royalty income, $2,260,457 in overriding royalty income, $70,396 in fee royalty income and $13,524 in interest income, as compared to gross income of $2,331,438 consisting of $259,002 in minimum advance royalty income, $1,977,505 in overriding royalty income, $81,493 in fee royalty income and $13,438 in interest income, for the fiscal quarter ended October 31, 1997. The increase in royalty income was primarily due to increased pellet shipments as compared to the comparable prior period. Mesabi Trust's expenses for the fiscal quarter ended October 31, 1998 were $72,098, compared to expenses of $70,289 for the fiscal quarter ended October 31, 1997.

COMPARISON OF NINE MONTHS ENDED OCTOBER 31, 1998 AND OCTOBER 31, 1997

      Mesabi Trust's gross income for the nine months ended October 31, 1998 was $4,590,459, an increase of $749,724 from the gross income of $3,840,735 for the nine months ended October 31, 1997. The increase in royalty income was primarily due to increased pellet shipments and increased crude ore production (increasing the amount of fee royalty income). Interest income was slightly higher in the 1998 period. Expenses of $238,987 for the nine months ended October 31, 1998 increased $22,189 from expenses of $216,798 for the nine months ended October 31, 1997. The increased income and increased expenses resulted in net income of $4,351,472 for the nine months ended October 31, 1998 as compared to net income of $3,623,937 for the nine months ended October 31, 1997.

      Mesabi Trust's Unallocated Reserve aggregated $1,463,268 at October 31, 1998, as compared with an Unallocated Reserve of $1,322,543 at October 31, 1997. The increase of $140,725 was due to the net effect of: (a) the increase in net income of $727,535 during the nine months ended October 31, 1998 as compared with the nine months ended October 31, 1997 and (b) the January 31, 1998 unallocated reserve balance of $719,799 was $69,191 higher than the January 31, 1997 unallocated reserve balance of $650,608. The Trustees anticipate that the amount of Unallocated Reserve will fluctuate from time to time, depending upon a number of factors, including but not limited to the income for a particular period, the amount and timing of distributions, uncertainty about future royalty income and the uncertainty of future expenses.

ROYALTY COMPARISONS


     The following chart summarizes Mesabi Trust's royalty income for the quarters and nine-month periods ended October 31, 1998 and October 31, 1997, respectively:



                                        Three Months Ended October 31,     Nine Months Ended October 31,

                                             1998         1997                1998         1997
                                             ----         ----                ----         ----
Base overriding royalties                 $2,525,848   $2,236,507          $4,306,559   $3,574,273

Bonus Royalties                                    0            0                   0            0

Minimum advance
royalty paid (recouped)                            0            0                   0            0
                                          ----------   ----------          ----------   ----------
                                          $2,525,848   $2,236,507          $4,306,559   $3,574,273
Fee royalties                                 70,396       81,493             246,966      236,096
                                          ----------   ----------          ----------   ----------
  Total royalty income                    $2,596,244   $2,318,000          $4,553,525   $3,810,369
                                          ----------   ----------          ----------   ----------
                                          ----------   ----------          ----------   ----------

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

      Not applicable.

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

          None.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.

          None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          None.

ITEM 5.   OTHER INFORMATION.

          None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          27.1     Financial Data Schedule  ....................Filed herewith.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                         MESABI TRUST
                                                 ----------------------------
                                                         (Registrant)

                         By: BANKERS TRUST COMPANY
                              Corporate Trustee
                         Principal Administrative Officer and duly authorized signatory:*


Date: December 15, 1998            By: /s/ Robert Caporale
                                       ------------------------------------
                                      Name:  Robert Caporale
                                      Title:    Vice President

*    There are no directors
     or executive officers of
     the registrant.

     EXHIBIT INDEX

     Item No.       Description
     --------       -----------
      27.1          Financial Data Schedule......................................Filed herewith.