Form 10-K405
period 1999-01-31
MESABI TRUST
filed 1999-04-30
CIK 65172

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:                                  Commission File No.:
     JANUARY 31, 1999                                              1-4488


                              --------------------

                                  MESABI TRUST
             (Exact name of registrant as specified in its charter)

           NEW YORK                                              13-6022277
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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

         As of April 26, 1999, the aggregate market value of the Units of Beneficial Interest held by non-affiliates of the registrant, based on the closing price as reported on the New York Stock Exchange, aggregated approximately $42,316,007*. As of April 26, 1999, 13,120,010 Units of
Beneficial Interest were outstanding.

------------------------
* Includes approximately $49,075 representing the market value, as of April 26, 1999, of 15,100 Units the beneficial ownership of which is disclaimed by affiliates (see Item 12 herein).

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

         Certain items in Parts I and II incorporate information by reference from the Annual Report of the Trustees of Mesabi Trust to the Holders of Certificates of Beneficial Interest for the fiscal year ended January 31, 1999, which is annexed hereto and filed herewith as Exhibit 13.1.

                                     PART I

ITEM 1.  BUSINESS.

         (a) GENERAL DEVELOPMENT OF BUSINESS.

         The information under the headings "Mesabi Trust," "The Trust Estate," "Leasehold Royalties" and "Land Trust and Fee Royalties" set forth on pages 9 through 13 of the Annual Report of the Trustees of Mesabi Trust for the fiscal year ended January 31, 1999 (the "Annual Report") is incorporated herein by reference. Certain capitalized terms used below in this Part I are defined in the Annual Report.

         Mesabi Trust ("Mesabi Trust" or the "Trust"), formed pursuant to an Agreement of Trust dated July 18, 1961 (the "Agreement of Trust"), is a trust organized under the laws of the State of New York. Mesabi Trust holds all of the interests formerly owned by Mesabi Iron Company, including all right, title and interest in the Amended Assignment of Peters Lease, the Amended Assignment of Cloquet Lease, the beneficial interest in the Mesabi Land Trust and all other assets and property identified in the Agreement of Trust. The Amended Assignment of Peters Lease relates to an Indenture made as of April 30, 1915 among East Mesaba Iron Company, Dunka River Iron Company and Claude W. Peters (the
"Peters Lease") and the Amended Assignment of Cloquet Lease relates to an Indenture made May 1, 1916 between Cloquet Lumber Company and Claude W. Peters (the "Cloquet Lease").

         The Trust will terminate twenty-one (21) years after the death of the survivor of twenty-five (25) persons named in an exhibit to the Agreement of Trust. The youngest person on this exhibit is now 38 years old.

         (b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.

         Substantially all of the Trust's revenue, operating profits and assets relate to one business segment--iron ore mining.

         (c) NARRATIVE DESCRIPTION OF BUSINESS.

         The Agreement of Trust specifically prohibits the Trustees from entering into or engaging in any business. This prohibition applies even to business activities the Trustees deem necessary or proper for the conservation and protection of the Trust Estate. Accordingly, the Trustees' activities in connection with the administration of Trust assets are limited to collecting income, paying expenses and liabilities, distributing net income and protecting and conserving the assets held.

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

         Leasehold royalty income constitutes the principal source of the Trust's revenue. Royalty rates are determined in accordance with the terms of Mesabi Trust's leases and assignments of leases. Until

August 17, 1989, the overriding royalty was based on the quantity and iron content of pellets shipped by Reserve Mining Company ("Reserve") from Mesabi Trust lands, although Mesabi Trust did not receive any royalty income from May 1986 until July 1990 because Reserve filed a Chapter 11 bankruptcy petition and suspended its operations. On August 17, 1989, Cyprus Northshore Mining Corporation ("Cyprus NMC") purchased substantially all of Reserve's assets, including Reserve's interest in the Mesabi Trust lands. At the same time, Mesabi Trust entered into certain agreements with Reserve's Chapter 11 Trustee and Cyprus NMC (the "Amended Assignment Agreements"). The Amended Assignment Agreements modified the method of calculating overriding royalties payable to Mesabi Trust and transferred Reserve's interest in the Mesabi Trust lands to Cyprus NMC. Pursuant to the Amended Assignment Agreements, overriding royalties are determined by both the volume and selling price of iron ore products shipped. In 1994, Cyprus NMC was sold by its parent corporation to Cleveland-Cliffs Inc. ("CCI") and renamed Northshore Mining Corporation ("Northshore"). CCI now operates Northshore as a wholly-owned subsidiary.

         In its Annual Report for the year ended December 31, 1998 ("CCI's Annual Report"), CCI, parent company of Northshore, the lessee/operator of Mesabi Trust iron ore interests, stated that it is continuing to evaluate whether to build a facility to produce pig iron at CCI's Northshore Mine in Minnesota that would annually produce 700,000 metric tons of premium grade pig iron. In the same annual report, it was stated that good progress has been made in a number of areas on the project, but that a decision relative to proceeding with this project has been delayed by uncertainty about market conditions and timing of state environmental permitting. Because of the preliminary nature of this information, the Mesabi Trustees are unable to determine at this time how the addition of a pig iron facility (if the project proceeds) would impact overall revenues of Mesabi Trust. As indicated elsewhere in this report, the Trust's revenues are currently derived almost entirely from iron ore pellet production and sales.

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

ITEM 2.  PROPERTIES.

         The information under the heading "The Trust Estate" set forth on page 9 of the Annual Report of the Trustees of Mesabi Trust for the fiscal year ended January 31, 1999 is incorporated herein by reference.

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

         The Trustees have neither made nor caused to be made any surveys or test drillings to ascertain the iron ore reserves on any land subject to the Peters Lease or the Cloquet Lease. However, initial surveys and test drillings made by Mesabi Iron Company many years ago indicated that these lands contained accessible reserves of at least 1-1/2 billion tons of mineable raw material, capable of yielding approximately 500 million tons of concentrated product. In CCI's Annual Report, CCI estimated that there currently remains enough ore reserve in the Peters and Cloquet Lease Lands to produce concentrated product for 82 years of mining at current extraction rates. Little or no commercial ore deposits exist in the Mesabi Lease Lands.

ITEM 3.  LEGAL PROCEEDINGS.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The information set forth in the section titled "Certificates of Beneficial Interest" on page 14 of the Annual Report of the Trustees of Mesabi Trust for the fiscal year ended January 31, 1999 is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA.

         The information set forth in the sections titled "Selected Financial Data" and "Reserves and Distributions" on pages 2 and 14-15, respectively, of the Annual Report of the Trustees of Mesabi Trust for the fiscal year ended January 31, 1999 is incorporated herein by reference.

ITEM 7. TRUSTEES' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

         The information set forth in the sections titled "Trustees' Discussion and Analysis of Financial Condition and Results of Operations," "Income and Expense" and "Reserves and Distributions" on pages 2-7, 13-14 and 14-15, respectively, of the Annual Report of the Trustees of Mesabi Trust for the fiscal year ended January 31, 1999 is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The financial statements, including the independent auditor's report thereon, filed as a part of this report, are presented on pages F-1 through F-10 and are incorporated herein by reference.

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

         The present Trustees of Mesabi Trust and their respective ages, terms in office as Trustees, and business experience during the past five years are set forth in the following table:

                                   Trustee               Business Experience
             Name          Age      Since               During Past Five Years
             ----          ---      -----               ----------------------
Bankers Trust Company      N/A       1961      Trust Company

David J. Hoffman           63        1977      Mining geologist; Until January 1988,
                                               President of Towne Mines Exploration
                                               Company, Inc., a privately-held mining
                                               corporation.

Richard G. Lareau          70        1990      Partner in the law firm of Oppenheimer
                                               Wolff & Donnelly LLP; Director of
                                               Ceridian Corporation, Merrill
                                               Corporation, Nash Finch Company and
                                               Northern Technologies International
                                               Corporation.

Ira A. Marshall, Jr.       76        1976      Private investor and self-employed
                                               petroleum engineer; Until February
                                               1986, Director and Vice President of
                                               New American Fund, Inc., a closed-end
                                               investment trust.

Norman F. Sprague III      51        1981      Private investor; Orthopedic surgeon.


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

         The following table sets forth the cash compensation paid to the Trustees through January 31, 1999, for services in all capacities as Trustees to Mesabi Trust during the fiscal year ended January 31, 1999.

                            CASH COMPENSATION TABLE
             (A)                      (B)                          (C)
            Name            Capacity in Which Served        Cash Compensation
            ----            ------------------------        -----------------
Bankers Trust Company         Corporate Trustee                  $87,517*

David J. Hoffman              Individual Trustee                 $25,017

Richard G. Lareau             Individual Trustee                 $25,017

Ira A. Marshall, Jr.          Individual Trustee                 $25,017

Norman F. Sprague III         Individual Trustee                 $25,017


* Does not include $23,145 of fees and disbursements paid to Bankers Trust Company as registrar and transfer agent of the Units.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND TRUSTEES.

         The following table sets forth information concerning each person known to Mesabi Trust to own beneficially more than 5% of the Trust's Units outstanding as of April 1, 1999. Such information has been obtained from Mesabi Trust's records and a review of statements filed with Mesabi Trust pursuant to
Section 13(d) of the Securities Exchange Act of 1934 through April 1, 1999.

            Name and Address         Amount of Beneficial      Percent of
         of Beneficial Owner(s)       Ownership of Units          Class
         ----------------------       ------------------          -----
Appaloosa Management L.P.,
 a Delaware Limited Partnership
and
David A. Tepper
26 Main Street
Chatham, New Jersey 07928                  655,500(1)             4.99%


------------------------

         (1) According to a Schedule 13D dated May 4, 1998, filed by such persons, which indicates that each of such persons has sole voting power and sole dispositive power with respect to such shares. Appaloosa Management L.P. is general partner of Appaloosa Investment Limited Partnership I. The general partner of Appaloosa Management L.P. is Appaloosa Partners, Inc., of which David Tepper is the sole shareholder and President. Appaloosa Management L.P. acts as an investment advisor to Palomino Fund Ltd. ("PLF"). Of the 655,500 Units reported, 327,750 are owned by Appaloosa Investment Limited Partnership I and 327,750 are owned by PLF.


         The table below sets forth information as to the Units of Beneficial Interest in Mesabi Trust beneficially owned as of March 16, 1999 by the Trustees individually and as a group.

                                  Amount of Beneficial             Percent of
             Name                  Ownership of Units                Class
             ----                  ------------------                -----
Bankers Trust Company                             0 (1)                     0

David J. Hoffman                             38,100 (2)           Less than 1%

Richard G. Lareau                            13,000               Less than 1%

Ira A. Marshall, Jr.                         51,000 (3)           Less than 1%

Norman F. Sprague III                        12,700               Less than 1%

All Trustees as a group                     114,800               Less than 1%


-------------------

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

(3) These Units consist of (a) 50,000 Units owned indirectly by Mr. Marshall through a family trust of which Mr. Marshall is the sole trustee and (b) 1,000 Units over which Mr. Marshall has joint voting and investment power.


ITEM 13. CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS.

         Mr. Richard G. Lareau, who became a Trustee on March 7, 1990, is a senior partner in the law firm of Oppenheimer Wolff & Donnelly LLP, of Minneapolis, Minnesota. That firm has been retained by Mesabi Trust since 1961 to act with respect to matters of Minnesota law, and was retained in 1991 by the Trustees other than Mr. Lareau to act as general counsel.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

                        (a) 1.    FINANCIAL STATEMENTS:

             The following Financial Statements are incorporated in this reporting reference from the pages noted in our Annual Agreement of Trustees for the Year Ended January 31, 1999:

         Independent Auditor's Report - page F-1

         Balance Sheets as of January 31, 1999 and 1998 - page F-2

         Statements of Income for the years ended January 31, 1999, 1998 and 1997 - page F-3

         Statements of Unallocated Reserve and Trust Corpus for the years ended January 31, 1999, 1998 and 1997 - page F-4

         Statements of Cash Flows for the years ended January 31, 1999, 1998 and 1997 - page F-5

         Notes to Financial Statements - pages F-6 through F-10

         2.  FINANCIAL STATEMENT SCHEDULES:

             None required.

         Schedules other than those listed above have been omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

   3.   EXHIBITS:


Item No.  Item                               Filing Method
--------  ----                               -------------
3         Agreement of Trust dated as of
          July 18, 1961..................    Incorporated by reference from
                                             Exhibit 3 to Mesabi Trust's Annual
                                             Report on Form 10-K for the fiscal
                                             year ended January 31, 1987.

3(a)      Amendment to the Agreement of
          Trust dated as of October 25,
          1982...........................    Incorporated by reference from
                                             Exhibit 3(a) to Mesabi Trust's
                                             Annual Report on Form 10-K for the
                                             fiscal year ended January 31, 1988.

4         Instruments defining the rights
          of Trust Certificate Holders...    Incorporated by reference from
                                             Exhibit 4 to Mesabi Trust's Annual
                                             Report on Form 10-K for the fiscal
                                             year ended January 31, 1987.

10(a)     Peters Lease...................    Incorporated by reference from
                                             Exhibits 10(a) - 10(d) to Mesabi
                                             Trust's Annual Report on Form 10-K
                                             for the fiscal year ended January
                                             31, 1987.

10(b)     Amendment Assignment of Peters
          Lease..........................    Incorporated by reference from
                                             Exhibits 10(a) - 10(d) to Mesabi
                                             Trust's Annual Report on Form 10-K
                                             for the fiscal year ended January
                                             31, 1987.

10(c)     Cloquet Lease..................    Incorporated by reference from
                                             Exhibits 10(a) - 10(d) to Mesabi
                                             Trust's Annual Report on Form 10-K
                                             for the fiscal year ended January
                                             31, 1987.

10(d)     Assignment of Cloquet Lease....    Incorporated by reference from
                                             Exhibits 10(a) - 10(d) to Mesabi
                                             Trust's Annual Report on Form 10-K
                                             for the fiscal year ended January
                                             31, 1987.



10(e)     Modification of Lease and
          Consent to Assignment dated
          as of October 22, 1982.........    Incorporated by reference from
                                             Exhibit 10(e) to Mesabi Trust's
                                             Annual Report on Form 10-K for the
                                             fiscal year ended January 31, 1988.

10(f)     Amendment of Assignment,
          Assumption and Further
          Assignment of Peters Lease.....    Incorporated by reference from
                                             Exhibit A to Mesabi Trust's Report
                                             on Form 8-K dated August 17, 1989.

10(g)     Amendment of Assignment,
          Assumption and Further
          Assignments of Cloquet Lease...    Incorporated by reference from
                                             Exhibit B to Mesabi Trust's Report
                                             on Form 8-K dated August 17, 1989.

13.1      Annual Report of the Trustees
          of Mesabi Trust for the fiscal
          year ended January 31, 1999....    Filed herewith.

27.1      Financial Data Schedule........    Filed herewith.


(b)       REPORTS ON FORM 8-K FILED IN THE FOURTH QUARTER:

          None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 28, 1999
                                 MESABI TRUST


                                 By: Bankers Trust Company
                                     Corporate Trustee

                                 By: /s/ Robert Caporale
                                     -------------------------------------------
                                     Robert Caporale
                                     Vice President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert Caporale                                  April 28, 1999
--------------------------------------------
Robert Caporale
Vice President
Bankers Trust Company

/s/ David J. Hoffman                                 April 28, 1999
--------------------------------------------
David J. Hoffman
Individual Trustee

/s/ Richard G. Lareau                                April 28, 1999
--------------------------------------------
Richard G. Lareau
Individual Trustee

/s/ Ira S. Marshall, Jr.                             April 28, 1999
--------------------------------------------
Ira A. Marshall, Jr.
Individual Trustee

/s/ Norman F. Sprague III                            April 28, 1999
--------------------------------------------
Norman F. Sprague III
Individual Trustee