Form 10-Q
period 1999-04-30
MESABI TRUST
filed 1999-06-14
CIK 65172

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For The Quarterly Period Ended April 30, 1999 or

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to ____________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     Yes  X   No ___

As of June 7, 1999, there were 13,120,010 Units of Beneficial Interest in Mesabi Trust outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS  (NOTE 1)

                                            THREE MONTHS ENDED
                                                APRIL 30,
                                     ------------------------------
                                           1999              1998
                                           ----              ----

A. Condensed Statements of Income

   Revenues:

     Royalty income                  $   443,931        $   484,259
     Interest income                      12,029             15,192
                                     -----------        -----------
                                     $   455,960        $   499,451

     Expenses                             85,917             69,718
                                     -----------        -----------

     Net income                      $   370,043        $   429,733
                                     -----------        -----------
                                     -----------        -----------

     Weighted average number
       of units outstanding           13,120,010         13,120,010

     Net income per unit  (Note 2)   $  0.028204        $  0.032754

     Distributions declared
       per unit                      $        --        $        --


See Notes to Financial Statements.

B. Condensed Balance Sheets

Assets:                                    April 30, 1999     January 31, 1999
                                           --------------     ----------------

    Cash                                     $   30,089          $2,115,273

    U.S. Government securities,
      at amortized cost (which
      approximates market)                      751,983             534,914

    Accrued income                              323,410             134,991
    Prepaid insurance                             2,301               4,861
                                             ----------          ----------
                                             $1,107,783          $2,790,039
                                             ----------          ----------

    Fixed property, including
      intangibles, at nominal values:

    Amended Assignment of
      Peters Lease                           $        1          $        1

    Assignment of Cloquet Lease                       1                   1

    Certificate of beneficial
      interest for 13,120,010
      units of Land Trust                             1                   1
                                             ----------          ----------
                                             $        3          $        3
                                             ----------          ----------
                                             $1,107,786          $2,790,042
                                             ----------          ----------
                                             ----------          ----------

Liabilities, Unallocated
Reserve and Trust Corpus:

    Liabilities:

      Distribution payable                   $       --          $2,033,602
      Accrued expenses                           24,788              43,485
                                             ----------          ----------
                                             $   24,788          $2,077,087

    Unallocated reserve (Note 3)              1,082,995             712,952
    Trust Corpus                                      3                   3
                                             ----------          ----------
                                             $1,107,786          $2,790,042
                                             ----------          ----------
                                             ----------          ----------


See Notes to Financial Statements.

C. Condensed Statements of Cash  Flows

                                                       THREE MONTHS ENDED
                                                            APRIL 30,
                                                 ----------------------------
                                                     1999             1998
                                                     ----             ----
Cash flows from operating activities:
    Royalties received                           $   248,176      $   253,206
    Interest received                                 19,365           22,243
    Expenses paid                                   (102,054)        (105,022)
                                                 -----------      -----------
    Net cash provided by
      operating activities                       $   165,487      $   170,427
                                                 -----------      -----------

Cash flows from investing activities:
    Maturities of U.S. Government
      securities                                 $ 2,475,407      $ 3,958,980
    Purchases of U.S. Government
      securities                                  (2,692,476)      (3,962,074)
                                                 -----------      -----------

  Net cash provided by (used in)
    investing activities                         $  (217,069)     $    (3,094)
                                                 -----------      -----------

Cash flows from financing activities:
  Net cash (used in) financing
    activities, distributions
    to Unitholders                               $(2,033,602)     $(3,476,803)
                                                 -----------      -----------

  Net increase/(decrease) in cash                $(2,085,184)     $(3,309,470)
  Cash, beginning of year                          2,115,273        3,607,221
                                                 -----------      -----------
  Cash, end of quarter                           $    30,089      $   297,751
                                                 -----------      -----------
                                                 -----------      -----------

Reconciliation of net income to net cash
  provided by operating activities:
  Net income                                     $   370,043      $   429,733
  (Increase)/decrease in accrued income             (188,419)        (224,002)
  Increase/(decrease) in prepaid insurance             2,560            2,048
  (Decrease) in accrued expenses                     (18,697)         (37,352)
                                                 -----------      -----------
  Net cash provided by operating activities      $   165,487      $   170,427
                                                 -----------      -----------
                                                 -----------      -----------


See Notes to Financial Statements.

                                 MESABI TRUST

                         NOTES TO FINANCIAL STATEMENTS

Note 1. The financial statements included herein have been prepared without audit (except for the balance sheet at January 31, 1999) in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Trustees, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the results of operations for the three months ended April 30, 1999 and 1998, (b) the financial positions at April 30, 1999 and January 31, 1999, and (c) the cash flows for the three months ended April 30, 1999 and 1998, have been made.

Note 2. Earnings per unit are based on weighted average number of units outstanding during the period (13,120,010 units).

Note 3. The Trustees attempt to maintain $500,000 of liquid assets as part of an Unallocated Reserve. The Unallocated Reserve consists of these liquid assets and accrued revenue (primarily royalties not yet received). At April 30, 1999, the Unallocated Reserve was represented by $759,585 in unallocated cash and U.S. Government securities, and $323,410 of accrued revenue primarily representing royalties not yet received by the Trust but anticipated to be received in July 1999 from Northshore as part of the royalty due with respect to the first fiscal quarter, based upon reported lessee shipping activity for the month of April 1999.

ITEM 2. TRUSTEES' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING INFORMATION

           Certain statements contained in this document are forward-looking, including specifically those statements estimating calendar year 1999 production or shipments. All such forward-looking statements are based on input from the lessee/operator. The Trust has no control over the operations and activities of the lessee/operator except within the framework of current agreements. Actual results could differ materially from those indicated in such statements. Important factors that could cause actual results to differ materially include those listed in "Important Factors Affecting Mesabi Trust" below.

BACKGROUND

           Leasehold royalty income constitutes the principal source of the Trust's revenue. Royalty rates are determined in accordance with the terms of Mesabi Trust's leases and assignments of leases. Three types of royalties comprise the Trust's leasehold royalty income:

           - Overriding royalties, which constitute the majority of Mesabi Trust's royalty income, are determined by both the volume and selling price of iron ore products shipped.

           - Fee royalties, historically a smaller component of the Trust's royalty income, are payable to Mesabi Land Trust, a Minnesota land trust of which Mesabi Trust is the sole beneficiary ("Mesabi Land Trust"), and are based on the amount of crude ore mined. Currently, the fee royalty on crude ore is based on an agreed price per ton, subject to certain indexing. Crude ore is used to produce iron ore pellets and other products.

           - Minimum advance royalties, the third type of royalty, are discussed below.

           With respect to the volume component of royalty calculation, Northshore Mining Company ("Northshore") is obligated to pay Mesabi Trust base overriding royalties in varying amounts. The volume component of overriding royalties constitutes a percentage of the gross proceeds of iron ore products produced at Mesabi Trust lands (and to a limited extent other lands) and shipped from Silver Bay, Minnesota. The percentage ranges from 2-1/2% of the gross proceeds for the first one million tons of iron ore products so shipped annually to 6% of the gross proceeds for all iron ore products in excess of 4 million tons so shipped annually.

           With respect to the selling price component of overriding royalty calculation, Northshore is obligated to pay to Mesabi Trust royalty bonuses. The royalty bonus is a percentage of the gross proceeds of product shipped from Silver Bay and sold at prices above a threshold price. The threshold price is adjusted on an annual basis for inflation and deflation (but not below $30). The threshold price was $37.29 for calendar year 1997, was $38.21 for calendar year 1998 and is $38.22 for calendar year 1999. The royalty bonus percentage ranges from 1/2 of 1% of the gross proceeds (on all tonnage shipped for sale at prices between the threshold price and $2.00 above the threshold price) to 3% of the gross proceeds on all tonnage shipped for sale at prices $10.00 or more above the threshold price. No royalty bonus has been paid to date.

           Generally, Northshore's obligation to pay base overriding royalties and royalty bonuses with respect to the sale of iron ore products accrues upon the shipment of those products from Silver Bay.

However, regardless of whether any shipment has occurred, Northshore is obligated to pay to Mesabi Trust a minimum advance royalty. Each year, the amount of the minimum advance royalty is adjusted for inflation and deflation (but not below $500,000 per annum). Advance royalties payable were $621,606 for calendar year 1997, were $636,935 for calendar year 1998 and are $637,044 for calendar year 1999. Until overriding royalties (and royalty bonuses, if any) for a particular year equal or exceed the minimum advance royalty for the YEAR, Northshore must make quarterly payments of up to 25% of the minimum advance royalty for the year. Because advance minimum royalties are essentially prepayments of base overriding and bonus royalties earned EACH year, any advance minimum royalties paid in a fiscal quarter are recouped by credits against base overriding and bonus royalties earned in later fiscal quarters during the year. Historically, advance minimum royalties have been paid in the first fiscal quarter and recouped in the second fiscal quarter.

           Northshore is obligated to make quarterly royalty payments in January, April, July and October of each year. In the case of base overriding royalties and royalty bonuses, these quarterly royalty payments are to be made whether or not the related proceeds of sale have been received by Northshore by the time such payments become due.

           Under the relevant documents, Northshore may mine and ship iron ore products from lands other than Mesabi Trust lands. To encourage the use of iron ore products from Mesabi Trust lands, Mesabi Trust receives royalties on stated percentages of iron ore shipped from Silver Bay, whether or not the iron ore products are from Mesabi Trust lands. Mesabi Trust receives royalties at the greater of (i) the aggregate quantity of iron ore products shipped that were from Mesabi Trust lands, and (ii) a portion of the aggregate quantity of all iron ore products shipped that were from any lands, such portion being 90% of the first four million tons shipped during such year, 85% of the next two million tons shipped during such year, and 25% of all tonnage shipped during such year in excess of six million tons.

           In its annual report for the fiscal year ended December 31, 1998 ("Report"), Cleveland Cliffs, Inc. ("CCI"), parent company of Northshore, the lessee/operator of Mesabi Trust iron ore interests, stated that it was continuing to evaluate whether to build a facility to produce pig iron at CCI's Northshore Mine in Minnesota that would annually produce 700,000 metric tons of premium grade pig iron. In the Report, it was stated that good progress has been made in a number of areas on the project, but that a decision relative to proceeding with this project has been delayed by uncertainty about market conditions and timing of state environmental permitting. In its most recently released quarterly report on Form 10-Q for the quarter ended March 31, 1999, CCI did not provide an update regarding its plans, if any, for a pig iron facility, but did state that prevailing market conditions have rendered "[i]mported pig iron . . . available at very low prices." Because of the preliminary nature of this information, the Mesabi Trustees are unable to determine at this time how the addition of a pig iron facility (if the project proceeds) would impact overall revenues of Mesabi Trust. As indicated elsewhere in this report, the Trust's revenues are currently derived almost entirely from iron ore pellet production and sales.

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

           Accordingly, the income of the Trust is highly dependent upon the activities and operations of Northshore, and the terms and conditions of the Amended Assignment Agreements. The Trust and the Trustees have no control over the operations and activities of Northshore, except within the framework of the Amended Assignment Agreements.

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

2. OPERATIONS OF NORTHSHORE. Because the primary portion of the Trust's revenues derive from iron ore product shipped by Northshore from Silver Bay, Northshore's processing and shipping activities directly impact the Trust's revenues in each quarter and for each year. In turn, a myriad of factors affect Northshore shipment volume. These factors include economic conditions in the iron ore industry, pricing by competitors, long-term customer contracts or arrangements by Northshore or its competitors, availability of ore boats, production at Northshore's mining operations, and production at the pelletizing/processing facility. If any pelletizing line becomes idle for any reason, production and shipments (and, consequently, Trust income) could be adversely impacted. In fact, it was recently reported that CCI expects ore prices in 1999 to be 6% to 7% below last year's prices. It was also recently reported the CCI's mines, one of which is the Trust's Peters mine, are likely to take temporary shutdowns in the second half of 1999 in order to reduce excessive ore inventories. Although CCI has not indicated the extent or duration of such shutdowns of properties, it is reasonable to expect that Trust royalties will be lower than last year's royalties during comparable periods.

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

4. PERCENTAGE OF MESABI TRUST ORE. As described elsewhere in this Report, Northshore has the ability to process and ship iron ore product from lands other than Mesabi Trust lands. In certain circumstances, the Trust may be entitled to royalties on those other shipments, but not in all cases. In general, the Trust will receive higher royalties (assuming all other factors are equal) if a higher percentage of shipments are from Mesabi Trust lands. The percentages of shipments that came from Mesabi Trust lands were 99.3%, 98.3%, 98.4%, 90.6% and 88.3% in calendar years 1998, 1997, 1996, 1995 and
        1994, respectively.

COMPARISON OF THREE MONTHS ENDED APRIL 30, 1999 AND APRIL 30, 1998

           Mesabi Trust's net income decreased to $370,043 for the fiscal quarter ended April 30, 1999, as compared to net income of $429,733 for the fiscal quarter ended April 30, 1998. Mesabi Trust's gross income for the fiscal quarter ended April 30, 1999 was $455,960, consisting of $354,467 in minimum advance royalty income, $0 in overriding royalty income, $89,464 in fee royalty income and $12,029 in interest income, as compared to gross income of $499,451 consisting of $395,554 in minimum advance royalty income, $0 in overriding royalty income, $88,705 in fee royalty income and $15,192 in interest income, for the fiscal quarter ended April 30, 1998. The decrease in royalty income was primarily due to decreased pellet shipments as compared to the comparable prior period. Mesabi Trust's expenses for the fiscal quarter ended April 30, 1999 were $85,917, compared to expenses of $69,718 for the fiscal quarter ended April 30, 1998.

           Mesabi Trust's Unallocated Reserve aggregated $1,082,995 at April 30, 1999, as compared with an Unallocated Reserve of $1,149,532 at April 30, 1998. The decrease of $66,537 was due to the net effect of: (a) the decrease in net income of $59,690 during the three months ended April 30, 1999 as compared with the three months ended April 30, 1998 and (b) the January 31, 1999 unallocated reserve balance of $712,952 was $6,847 lower than the January 31, 1998 unallocated reserve balance of $719,799. The Trustees anticipate that the amount of Unallocated Reserve will fluctuate from time to time, depending upon a number of factors, including but not limited to the income for a particular period, the amount and timing of distributions, uncertainty about future royalty income and the uncertainty of future expenses.

ROYALTY COMPARISONS

         The following chart summarizes Mesabi Trust's royalty income for the quarters ended April 30, 1999 and April 30, 1998, respectively:

                                        Three Months Ended April 30,
                                           1999              1998
                                           ----              ----
Base overriding royalties                $354,467          $395,554
Bonus Royalties                              0                 0
Minimum advance
royalty paid (recouped)                      0                 0
                                         --------          --------
                                         $354,467          $395,554
Fee royalties                              89,464            88,705
  Total royalty income                   $443,931          $484,259


IMPACT OF YEAR 2000

           Computer programs have historically been written to abbreviate dates by using two digits instead of four digits to identify a particular year. The so-called "Year 2000 problem" is the inability of computer software or hardware to recognize or properly process dates ending in "00" and dates after the Year 2000. Significant attention is being focused as the Year 2000 approaches on updating or replacing such software and hardware in order to avoid system failures, miscalculations or business interruptions that might otherwise result. The Trustees of Mesabi Trust are taking steps we believe are necessary to insure that this potential problem does not adversely affect the Trust. We are continuing our as-yet incomplete assessment of the impact of the Year 2000 problem.

           Because it is a trust entity and has no operations of its own, Mesabi Trust believes that the costs and efforts it may incur to address the Year 2000 problem will not be material. The Year 2000 problem may, however, adversely impact Mesabi Trust indirectly by affecting the businesses and operations of parties with which the Trustees interact in the normal course of administering the Trust (which activities, as noted elsewhere in this report, are limited to collecting income, paying expenses and liabilities, distributing net income and protecting and conserving the assets held). There can be no assurance that Mesabi Trust will be able to effectively address Year 2000 issues in a cost-efficient manner and without interruption, or that Year 2000 problems encountered by parties with which the Trustees interact in the normal course of administering the Trust will not adversely affect the Trust.

           Mesabi Trust's state of readiness for the Year 2000, our estimated costs associated with Year 2000 issues, the risks we face associated with Year 2000 issues and our Year 2000 contingency plans are summarized below.

           STATE OF READINESS -- Mesabi Trust has no internal computer programs or systems. Externally, Mesabi Trust has implemented a three-phase process to assess Year 2000 compliance of systems used by parties with which the Trustees interact in the normal course of administering the Trust, and remediate any material non-compliance. The phases are (1) to identify the parties with which the Trustees interact in the course of operating the Trust and determine whether they are significant to the operation and performance of the Trust (so-called "core parties"); (2) to contact the core parties by, among other methods, sending them letters and questionnaires designed to solicit information relating to the Year 2000 problem; and (3) to evaluate the responses received from the core parties. We have completed the first two phases of this external process. We have received and evaluated responses to our inquiries from most of the core parties and do not believe such responding core parties face Year 2000 compliance problems that would have a material effect on the Trust. We have been following up, and plan to continue to follow up during 1999, with those core parties who have not yet responded to our inquiries as well as those who have indicated that their compliance efforts are not yet entirely complete.

           COSTS ASSOCIATED WITH YEAR 2000 ISSUES -- We estimate that the future costs associated with implementing all phases of our Year 2000 assessment and resolving any Year 2000 problems will be between $5,000 and $20,000. We believe that these costs, assuming this estimate is accurate, would not have a material effect on the Trust's performance. We estimate our costs to date associated with Year 2000 issues to be less than $5,000. We anticipate that cash flow from Trust income will be used to pay the costs to address Year 2000 issues. All Year 2000 costs are expensed as incurred.

           RISKS ASSOCIATED WITH YEAR 2000 ISSUES -- We are unaware of any material risk to Mesabi Trust associated with Year 2000 issues at the present time. We believe that the reasonably likely worst case Year 2000 scenario is a decrease in the efficiency with which the Trust collects income and pays expenses and liabilities, and a decrease in the efficiency with which the Trust receives payments from Northshore. A decrease in efficiency would not necessarily result in a decrease in the performance of the Trust, however, because we believe that alternative collection methods could be arranged within a relatively short period of time. Any disruption, however, could result in delayed or lost revenue.

           CONTINGENCY PLANS -- The Trustees' contingency plan, if one or more of the core parties suffers a significant Year 2000 problem, is to identify alternative vendors and service providers where practicable in an effort to decrease the impact on Mesabi Trust. The Trustees have not yet identified such alternative vendors and service providers. Because there is no practical alternative to Northshore's role as lessee/operator of Mesabi Trust iron ore interests, the contingency plan if royalty payments by

Northshore are adversely affected by a Year 2000 problem would likely include delays of distributions to Unit holders.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

         Not applicable.


                           PART II - OTHER INFORMATION

ITEM 2.  LEGAL PROCEEDINGS.

         None.

ITEM 3.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         None.

ITEM 4.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 5.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 6.  OTHER INFORMATION.

         None.

ITEM 7.  EXHIBITS AND REPORTS ON FORM 8-K.

         27.1   Financial Data Schedule.......................Filed herewith.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                        MESABI TRUST
                                           ------------------------------------
                                                        (Registrant)

                                           By: BANKERS TRUST COMPANY
                                               Corporate Trustee
                                           Principal Administrative Officer and
                                           duly authorized signatory:*


Date: June 14, 1999                        By:   /s/ Robert Caporale
                                             ----------------------------------
                                                     Name:    Robert Caporale
                                                     Title:   Principal

*   There are no directors
    or executive officers of
    the registrant.

         EXHIBIT INDEX

         ITEM NO.        DESCRIPTION
         --------        -----------
          27.1           Financial Data Schedule..............Filed herewith.