Form 10-K/A
period 1999-01-31
MESABI TRUST
filed 1999-07-21
CIK 65172

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

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

----------------
* Includes approximately $49,075 representing the market value, as of April 26, 1999, of 15,100 Units the beneficial ownership of which is disclaimed by affiliates (see Item 12 herein).

================================================================================

           EXPLANATORY NOTE: This Form 10-K/A for the year ended January 31, 1999 is to correct typographical errors in the first paragraph under the heading "Leasehold Royalties" on page 9 of Exhibit 13.3 and in the last three lines of the column entitled "Per Unit" in the chart appearing on page 15 of Exhibit
13.1. The corrected exhibit is annexed hereto and filed herewith as Exhibit
13.1.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) 1.    FINANCIAL STATEMENTS:

         The following Financial Statements are incorporated in this reporting by reference from the pages noted in our Annual Report of Trustees for the Year Ended January 31, 1999:

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

         3.       EXHIBITS:


     ITEM NO.       ITEM                                       FILING METHOD
     --------       ----                                       -------------
     3              Agreement of Trust dated as of July 18,
                    1961..................................     Incorporated by reference from Exhibit 3
                                                               to Mesabi Trust's Annual Report on Form
                                                               10-K for the fiscal year ended
                                                               January 31, 1987.

     3(a)           Amendment to the Agreement of Trust
                    dated as of October 25, 1982..........     Incorporated by reference from Exhibit
                                                               3(a) to Mesabi Trust's Annual Report on
                                                               Form 10-K for the fiscal year ended
                                                               January 31, 1988.

     4              Instruments defining the rights of
                    Trust Certificate Holders.............     Incorporated by reference from Exhibit 4
                                                               to Mesabi Trust's Annual Report on Form
                                                               10-K for the fiscal year ended
                                                               January 31, 1987.

     10(a)          Peters Lease..........................     Incorporated by reference from Exhibits
                                                               10(a) - 10(d) to Mesabi Trust's Annual
                                                               Report on Form 10-K for the fiscal year
                                                               ended January 31, 1987.

     10(b)          Amendment Assignment of Peters Lease..     Incorporated by reference from
                                                               Exhibits 10(a) - 10(d) to Mesabi
                                                               Trust's Annual Report on Form 10-K for
                                                               the fiscal year ended January 31, 1987.

     10(c)          Cloquet Lease.........................     Incorporated by reference from Exhibits
                                                               10(a) - 10(d) to Mesabi Trust's Annual
                                                               Report on Form 10-K for the fiscal year
                                                               ended January 31, 1987.

     10(d)          Assignment of Cloquet Lease...........     Incorporated by reference from Exhibits
                                                               10(a) - 10(d) to Mesabi Trust's Annual
                                                               Report on Form 10-K for the fiscal year
                                                               ended January 31, 1987.



     10(e)          Modification of Lease and Consent to
                    Assignment dated as of October 22, 1982    Incorporated by reference from Exhibit
                                                               10(e) to Mesabi Trust's Annual Report
                                                               on Form 10-K for the fiscal year ended
                                                               January 31, 1988.

     10(f)          Amendment of Assignment, Assumption and
                    Further Assignment of Peters Lease....     Incorporated by reference from Exhibit
                                                               A to Mesabi Trust's Report on Form 8-K
                                                               dated August 17, 1989.

     10(g)          Amendment of Assignment, Assumption and
                    Further Assignments of Cloquet Lease..     Incorporated by reference from Exhibit
                                                               B to Mesabi Trust's Report on Form 8-K
                                                               dated August 17, 1989.

     13.1           Annual Report of the Trustees of Mesabi
                    Trust for the fiscal year ended January
                    31, 1999..............................     Filed herewith.

     27.1           Financial Data Schedule...............     Incorporated by reference from Exhibit
                                                               27.1 to Mesabi Trust's Report on Form
                                                               10-K dated April 28, 1999.

     (b)            REPORTS ON FORM 8-K FILED IN THE
                    FOURTH QUARTER:

                    None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  July 16, 1999
                                       MESABI TRUST


                                       By: Bankers Trust Company
                                           Corporate Trustee

                                       By: /s/ JACQUELINE M. BARTNICK
                                           ---------------------------------
                                           Jacqueline M. Bartnick
                                           Vice President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ JACQUELINE M. BARTNICK                           July 16, 1999
--------------------------------------------
Jacqueline M. Bartnick
Vice President
Bankers Trust Company

/s/ DAVID J. HOFFMAN                                 July 16, 1999
--------------------------------------------
David J. Hoffman
Individual Trustee

/s/ RICHARD G. LAREAU                                July 16, 1999
--------------------------------------------
Richard G. Lareau
Individual Trustee

/s/ IRA A. MARSHALL, JR.                             July 16, 1999
--------------------------------------------
Ira A. Marshall, Jr.
Individual Trustee

/s/ NORMAN F. SPRAGUE III                            July 16, 1999
--------------------------------------------
Norman F. Sprague III
Individual Trustee