Form 10-Q
period 1999-07-31
MESABI TRUST
filed 1999-09-14
CIK 65172

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For The Quarterly Period Ended July 31, 1999 or

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________________ to ________________

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

As of August 31, 1999, there were 13,120,010 Units of Beneficial Interest in Mesabi Trust outstanding.

                         PART I - FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS  (NOTE 1)

                                                         THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                              JULY 31,                            JULY 31,
                                                 ----------------------------------- -----------------------------------
                                                        1999              1998              1999              1998
                                                        ----              ----              ----              ----
A.  Condensed Statements of Income

   Revenues:

         Royalty income                               $1,118,114        $1,473,022        $1,562,045        $1,957,281
         Interest income                                   8,378             8,218            20,407            23,410
                                                      ----------        ----------        ----------        ----------
                                                      $1,126,492        $1,481,240        $1,582,452        $1,980,691

   Expenses                                              112,781            97,172           198,698           166,889
                                                      ----------        ----------        ----------        ----------

   Net income                                         $1,013,711        $1,384,068        $1,383,754        $1,813,802
                                                      ==========        ==========        ==========        ==========

   Weighted average number
      of units outstanding                            13,120,010        13,120,010        13,120,010        13,120,010

   Net income per unit  (Note 2)                       $0.077265         $0.105493         $0.105469         $0.138247

   Distributions declared
      per unit                                        $    0.080        $    0.110        $    0.080        $    0.110














See Notes to Financial Statements.

B.  Condensed Balance Sheets

Assets:                                                            July 31, 1999             January 31, 1999
                                                                   -------------             ----------------

         Cash                                                      $         192              $   2,115,273

         U.S. Government securities,
              at amortized cost (which approximates
              market)                                                  1,660,361                    534,914

         Accrued income                                                  470,391                    134,991
         Prepaid insurance                                                     0                      4,861
                                                                   -------------              -------------
                                                                   $   2,130,944              $   2,790,039
                                                                   -------------              -------------

         Fixed property, including
              intangibles, at nominal values:

         Amended Assignment of
              Peters Lease                                         $           1              $           1

         Assignment of Cloquet Lease                                           1                          1

         Certificate of beneficial
              interest for 13,120,010
              units of Land Trust                                              1                          1
                                                                   -------------              -------------
                                                                   $           3              $           3
                                                                   -------------              -------------

                                                                   $   2,130,947              $   2,790,042
                                                                   =============              =============

Liabilities, Unallocated
Reserve and Trust Corpus:

         Liabilities:
              Distribution payable                                 $   1,049,601              $   2,033,602
              Accrued expenses                                            34,238                     43,485
                                                                   -------------              -------------
                                                                   $   1,083,839              $   2,077,087

         Unallocated reserve (Note 3)                                  1,047,105                    712,952
         Trust Corpus                                                          3                          3
                                                                   -------------              -------------
                                                                   $   2,130,947              $   2,790,042
                                                                   =============              =============


See Notes to Financial Statements.

C.  Condensed Statements of Cash Flows

                                                                              SIX MONTHS ENDED
                                                                                  JULY 31,
                                                              -------------------------------------------------
                                                                        1999                     1998
                                                                        ----                     ----
Cash flows from operating activities:
           Royalties received                                      $   1,226,826               $   1,651,461
           Interest received                                              20,226                      22,960
           Expenses paid                                                (203,084)                   (204,293)
                                                                   -------------               -------------
           Net cash provided by
              operating activities                                 $   1,043,968               $   1,470,128
                                                                   -------------               -------------

Cash flows from investing activities:
           Maturities of
              U.S. Government
              securities                                           $   2,792,546               $   4,364,263
           Purchases of U.S.
              Government securities                                   (3,917,993)                 (5,929,922)
                                                                   -------------               -------------

         Net cash provided by (used in)
            investing activities                                   $  (1,125,447)              $  (1,565,659)
                                                                   -------------               -------------

Cash flows from financing activities:
         Net cash (used in) financing
            activities, distributions
            to Unitholders                                         $  (2,033,602)              $  (3,476,803)
                                                                   -------------               -------------

Net increase/(decrease) in cash                                    $  (2,115,081)              $  (3,572,334)
Cash, beginning of year                                                2,115,273                   3,607,221
                                                                   -------------               -------------
Cash, end of quarter                                               $         192               $      34,887
                                                                   =============               =============

Reconciliation of net income to net cash
provided by operating activities:
         Net income                                                $   1,383,754               $   1,813,802
         (Increase) in accrued income                                   (335,400)                   (306,269)
         Decrease in prepaid insurance                                     4,861                       3,820
         (Decrease) in accrued expenses                                   (9,247)                    (41,225)
                                                                   -------------               -------------
         Net cash provided by
           operating activities                                    $   1,043,968               $   1,470,128
                                                                   =============               =============

See Notes to Financial Statements.

                                  MESABI TRUST

                          NOTES TO FINANCIAL STATEMENTS

Note 1. The financial statements included herein have been prepared without audit (except for the balance sheet at January 31, 1999) in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Trustees, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the results of operations for the six months ended July 31, 1999 and 1998, (b) the financial positions at July 31, 1999 and January 31, 1999, and
              (c) the cash flows for the six months ended July 31, 1999 and 1998, have been made.

Note 2. Earnings per unit are based on weighted average number of units outstanding during the period (13,120,010 units).

Note 3. The Trustees attempt to maintain $500,000 of liquid assets as part of an Unallocated Reserve. The Unallocated Reserve consists of these liquid assets and accrued revenue (primarily royalties not yet received). At July 31, 1999, the Unallocated Reserve was represented by $576,714 in unallocated cash and U.S. Government securities, and $470,391 of accrued revenue primarily representing royalties not yet received by the Trust but anticipated to be received in October 1999 from Northshore as part of the royalty due with respect to the third fiscal quarter, based upon reported lessee shipping activity for the month of July 1999.

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

              In its annual report for the fiscal year ended December 31, 1998 ("Report"), Cleveland Cliffs, Inc. ("CCI"), parent company of Northshore, the lessee/operator of Mesabi Trust iron ore interests, stated that it was continuing to evaluate whether to build a facility to produce pig iron at CCI's Northshore Mine in Minnesota that would annually produce 700,000 metric tons of premium grade pig iron. In the Report, it was stated that good progress has been made in a number of areas on the project, but that a decision relative to proceeding with this project has been delayed by uncertainty about market conditions and timing of state environmental permitting. In its most recently released quarterly report on Form 10-Q for the quarter ended June 30, 1999, CCI did not provide an update regarding its plans, if any, for a pig iron facility, but did state that prevailing market conditions have rendered "[i]mported pig iron . . . available at very low prices." Because of the preliminary nature of this information, the Mesabi Trustees are unable to determine at this time how the addition of a pig iron facility (if the project proceeds) would impact overall revenues of Mesabi Trust. As indicated elsewhere in this report, the Trust's revenues are currently derived almost entirely from iron ore pellet production and sales.

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

2. OPERATIONS OF NORTHSHORE. Because the primary portion of the Trust's revenues derive from iron ore product shipped by Northshore from Silver Bay, Northshore's processing and shipping activities directly impact the Trust's revenues in each quarter and for each year. In turn, a myriad of factors affect Northshore shipment volume. These factors include economic conditions in the iron ore industry, pricing by competitors, long-term customer contracts or arrangements by Northshore or its competitors, availability of ore boats, production at Northshore's mining operations, and production at the pelletizing/processing facility. If any pelletizing line becomes idle for any reason, production and shipments (and, consequently, Trust income) could be adversely impacted. In fact, CCI recently reported that it expects ore prices in 1999 to be 6% to 7% below last year's prices. CCI also announced that Northshore shut down its smallest pelletizing furnace on July 22, that this is expected to be closed through November 24, 1999 and that it tentatively plans to shut down the entire plant at Northshore from October 30 through November 24, 1999. Although it is not possible to know with certainty the extent or duration of such shutdowns of properties, it is reasonable to expect that Trust royalties will be lower than last year's royalties during comparable periods.

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

COMPARISON OF THREE MONTHS ENDED JULY 31, 1999 AND JULY 31, 1998

           Mesabi Trust's net income decreased to $1,013,711 for the fiscal quarter ended July 31, 1999, as compared to net income of $1,384,068 for the fiscal quarter ended July 31, 1998. Mesabi Trust's gross income for the fiscal quarter ended July 31, 1999 was $1,126,492 consisting of $0 in minimum advance royalty income, $1,041,130 in overriding royalty income, $76,984 in fee royalty income and $8,378 in interest income, as compared to gross income of $1,481,240 consisting of $0 in minimum advance royalty income, $1,385,157 in overriding royalty income, $87,865 in fee royalty income and $8,218 in interest income, for the fiscal quarter ended July 31, 1998. The decrease in royalty income was primarily due to decreased pellet shipments as compared to the comparable prior period. Mesabi Trust's expenses for the fiscal quarter ended July 31, 1999 were $112,781, compared to expenses of $97,172 for the fiscal quarter ended July 31, 1998.

COMPARISON OF SIX MONTHS ENDED JULY 31, 1999 AND JULY 31, 1998

           Mesabi Trust's net income decreased to $1,383,754 for the six months ended July 31, 1999, as compared to net income of $1,813,802 for the six months ended July 31, 1998. Mesabi Trust's gross income for the six months ended July 31, 1999 was $1,582,452, consisting of $0 in minimum advance royalty income, $1,395,597 in overriding royalty income, $166,448 in fee royalty income and $20,407 in interest income, as compared to gross income of $1,980,691 consisting of $0 in minimum advance royalty income, $1,780,711 in overriding royalty income, $176,570 in fee royalty income and $23,410 in interest income, for the six months ended July 31, 1998. The decrease in royalty income was primarily due to decreased pellet shipments as compared to the comparable prior period. Mesabi Trust's expenses for the six months ended July 31, 1999 were $198,698, compared to expenses of $166,889 for the six months ended July 31, 1998.

           Mesabi Trust's Unallocated Reserve aggregated $1,047,105 at July 31, 1999, as compared with an Unallocated Reserve of $1,090,400 at July 31, 1998. The decrease of $43,295 was due to the net effect of: (a) the decrease in net income of $430,048 during the six months ended July 31, 1999 as compared with the six months ended July 31, 1998 and (b) the January 31, 1999 unallocated reserve balance of $712,952 was $6,847 lower than the January 31, 1998 unallocated reserve balance of $719,799. The Trustees anticipate that the amount of Unallocated Reserve will fluctuate from time to time, depending upon a number of factors, including but not limited to the income for a particular period, the amount and timing of distributions, uncertainty about future royalty income and the uncertainty of future expenses.

ROYALTY COMPARISONS

         The following chart summarizes Mesabi Trust's royalty income for the six months ended July 31, 1999 and July 31, 1998, respectively:

                                                Six months Ended July 31,
                                              1999                    1998
                                              ----                    ----
Base overriding royalties                 $1,395,597              $1,780,711
Bonus royalties                                    0                       0
Minimum advance
   royalty paid (recouped)                         0                       0
Fee royalties                                166,448                 176,570
                                          ----------              ----------
   Total royalty income                   $1,562,045              $1,957,281
                                          ==========              ==========

RECENT DEVELOPMENTS

           The Trustees of Mesabi Trust have learned through a public announcement by CCI, the corporate parent of Northshore, that CCI will implement cutbacks in production at Cliffs-managed mines in order to reduce iron ore pellet output for the year by approximately 2.7 million tons. This production cutback may include reductions of up to 600,000 tons at the Northshore plant which produces iron ore pellets from iron ore mined from the Mesabi Trust lands, representing an annual iron ore pellet reduction of approximately 14% compared to 1998. Northshore shut down its smallest pelletizing furnace on July 22 and it is expected to be closed through November 24. CCI previously announced tentative plans to shut down the entire plant at Northshore from October 30 to November 24.

           These production cutbacks and anticipated sales reductions indicate to the Mesabi Trustees that pellet shipments and pellet pricing will likely decrease during the current quarter and during the second half of the current year, which would accordingly result in lower distributions to Unitholders in comparison to similar periods in prior years.

           The volume of shipments of iron ore pellets by Northshore and pellet sales prices vary from quarter to quarter and year to year based on a number of factors including weather conditions on the Great Lakes, the requested delivery schedules of customers and general economic conditions in the iron ore industry. The resulting royalties to the Trust are dependent on the volume of shipments for the quarter and the year to date, the pricing of the iron ore product sales and the percentage of iron ore shipments which is from Mesabi Trust lands rather than other lands. Currently, unusually high levels of steel imports have significantly reduced demand for domestic steel production.

           The Trustees received a letter dated August 5, 1999 from the New York Stock Exchange, Inc. ("NYSE") indicating that under new rule changes that increase the NYSE's continued listing criteria, the Trust is considered below criteria by the NYSE because it has failed to maintain a total market capitalization of at least $50 million. As of September 10, 1999, the Company's current market capitalization (the closing sale price of one Unit of Beneficial Interest reported on the NYSE multiplied by the number of outstanding Units of Beneficial Interest) was approximately $33.6 million, based on the price per Unit of Beneficial Interest of $2.5625 on that date. The letter further explained that the Trust is subject to procedural rules governing suspension and delisting, but these rules are presently under review by the Securities and Exchange Commission. The Trustees have not been advised of any intentions on the part of the NYSE with respect to delisting the Units of Beneficial Interest.

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

                                           MESABI TRUST
                               --------------------------------------
                                           (Registrant)

                            By: BANKERS TRUST COMPANY
                                Corporate Trustee
                            Principal Administrative Officer and duly
                            authorized signatory:*


Date: September 14, 1999    By:  /s/ Ednora Linares
                               --------------------------------------
                                     Name: Ednora Linares
                                     Title: Assistant Vice President

*        There are no directors
         or executive officers of
         the registrant.

         EXHIBIT INDEX

         Item No.          Description
         --------          -----------
         27.1              Financial Data Schedule..............Filed herewith.