Form 10-Q
period 1999-10-31
MESABI TRUST
filed 1999-12-15
CIK 65172

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For The Quarterly Period Ended October 31, 1999 or

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to _____________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

As of November 30, 1999, there were 13,120,010 Units of Beneficial Interest in Mesabi Trust outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS  (NOTE 1)

                                                         THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                            OCTOBER 31,                         OCTOBER 31,
                                                 -----------------------------------------------------------------------
                                                       1999              1998              1999              1998
                                                       ----              ----              ----              ----
A.  Condensed Statements of Income

   Revenues:

         Royalty income                           $   1,698,837     $   2,596,244     $   3,260,882     $   4,553,525
         Interest income                                 12,224            13,524            32,631            36,934
                                                  -------------     -------------     -------------     -------------
                                                  $   1,711,061     $   2,609,768     $   3,293,513     $   4,590,459

   Expenses                                              79,273            72,098           277,971           238,987
                                                  -------------     -------------     -------------     -------------

   Net income                                     $   1,631,788     $   2,537,670     $   3,015,542     $   4,351,472
                                                  -------------     -------------     -------------     -------------
                                                  -------------     -------------     -------------     -------------

   Weighted average number
      of units outstanding                           13,120,010        13,120,010        13,120,010        13,120,010

   Net income per unit  (Note 2)                  $     .124374     $    0.193420     $     .229843     $    0.331667

   Distributions declared
      per unit                                    $        .115     $       0.165     $        .195     $       0.275

See Notes to Financial Statements.

B.  Condensed Balance Sheets


Assets:                                                     October 31, 1999     January 31, 1999
                                                            ----------------     ----------------
         Cash                                                  $1,543,676            $2,115,273

         U.S. Government securities,
              at amortized cost (which approximates
              market)                                             504,534               534,914

         Accrued income                                           631,261               134,991
         Prepaid insurance                                          7,422                 4,861
                                                               ----------            ----------
                                                               $2,686,893            $2,790,039
                                                               ----------            ----------

         Fixed property, including
           intangibles, at nominal values:

         Amended Assignment of
           Peters Lease                                        $        1            $        1

         Assignment of Cloquet Lease                                    1                     1

         Certificate of beneficial
           interest for 13,120,010
           units of Land Trust                                          1                     1
                                                               ----------            ----------
                                                               $        3            $        3
                                                               ----------            ----------

                                                               $2,686,896            $2,790,042
                                                               ----------            ----------
                                                               ----------            ----------

Liabilities, Unallocated
Reserve and Trust Corpus:

         Liabilities:
           Distribution payable                                $1,508,801            $2,033,602
           Accrued expenses                                         8,000                43,485
                                                               ----------            ----------
                                                               $1,516,801            $2,077,087

         Unallocated reserve (Note 3)                           1,170,092               712,952
         Trust Corpus                                                   3                     3
                                                               ----------            ----------
                                                               $2,686,896            $2,790,042
                                                               ----------            ----------
                                                               ----------            ----------

See Notes to Financial Statements.

C.  Condensed Statements of Cash  Flows

                                                            NINE MONTHS ENDED
                                                                OCTOBER 31,
                                             -------------------------------------------------
                                                       1999                   1998
                                                       ----                   ----
Cash flows from operating
activities:
           Royalties received                      $ 2,757,290             $ 3,896,266
           Interest received                            39,954                  43,985
           Expenses paid                              (316,018)               (304,286)
                                                   -----------             -----------
           Net cash provided by
              operating activities                 $ 2,481,226             $ 3,635,965
                                                   -----------             -----------

Cash flows from investing activities:
           Maturities of
                U.S. Government
                securities                         $ 4,150,006             $ 6,309,238
           Purchases of U.S.
             Government securities                  (4,119,626)             (6,381,938)
                                                   -----------             -----------

         Net cash provided by (used in)
            investing activities                   $    30,380             $   (72,700)
                                                   -----------             -----------

Cash flows from financing activities:
         Net cash (used in) financing
            activities, distributions
            to Unitholders                         $(3,083,203)            $(4,920,004)
                                                   -----------             -----------

Net increase/(decrease) in cash                    $  (571,597)            $(1,356,739)
Cash, beginning of year                              2,115,273               3,607,221
                                                   -----------             -----------
Cash, end of quarter                               $ 1,543,676             $ 2,250,482
                                                   -----------             -----------
                                                   -----------             -----------

Reconciliation of net income
  to net cash provided by
  operating activities:
         Net income                                $ 3,015,542             $ 4,351,472
         (Increase) in accrued income                 (496,270)               (635,788)
         Decrease in prepaid insurance                  (2,561)                 (3,688)
         (Decrease) in accrued expenses                (35,485)                (76,031)
                                                   -----------             -----------
         Net cash provided by
           operating activities                    $ 2,481,226             $ 3,635,965
                                                   -----------             -----------
                                                   -----------             -----------

See Notes to Financial Statements.

                                  MESABI TRUST

                          NOTES TO FINANCIAL STATEMENTS

Note 1. The financial statements included herein have been prepared without audit (except for the balance sheet at January 31, 1999) in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Trustees, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the results of operations for the nine months ended October 31, 1999 and 1998,
               (b) the financial positions at October 31, 1999 and January 31, 1999, and (c) the cash flows for the nine months ended October 31, 1999 and 1998, have been made.

Note 2. Earnings per unit are based on weighted average number of units outstanding during the period (13,120,010 units).

Note 3. The Trustees attempt to maintain $500,000 of liquid assets as part of an Unallocated Reserve. The Unallocated Reserve consists of these liquid assets and accrued revenue (primarily royalties not yet received). At October 31, 1999, the Unallocated Reserve was represented by $538,831 in unallocated cash and U.S. Government securities, and $631,261 of accrued revenue primarily representing royalties not yet received by the Trust but anticipated to be received in January 2000 from Northshore as part of the royalty due with respect to the fourth fiscal quarter, based upon reported lessee shipping activity for the month of October 1999.

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

           In its annual report for the fiscal year ended December 31, 1998 ("Report"), Cleveland Cliffs, Inc. ("CCI"), parent company of Northshore, the lessee/operator of Mesabi Trust iron ore interests, stated that it was continuing to evaluate whether to build a facility to produce pig iron at CCI's Northshore Mine in Minnesota that would annually produce 700,000 metric tons of premium grade pig iron. In the Report, it was stated that good progress has been made in a number of areas on the project, but that a decision relative to proceeding with this project has been delayed by uncertainty about market conditions and timing of state environmental permitting. In its most recently released quarterly report on Form 10-Q for the quarter ended September 30, 1999, CCI did not provide an update regarding its plans, if any, for a pig iron facility. Because of the preliminary nature of this information, the Mesabi Trustees are unable to determine at this time how the addition of a pig iron facility (if the project proceeds) would impact overall revenues of Mesabi Trust. As indicated elsewhere in this report, the Trust's revenues are currently derived almost entirely from iron ore pellet production and sales.

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

2. OPERATIONS OF NORTHSHORE. Because the primary portion of the Trust's revenues derive from iron ore product shipped by Northshore from Silver Bay, Northshore's processing and shipping activities directly impact the Trust's revenues in each quarter and for each year. In turn, a myriad of factors affect Northshore shipment volume. These factors include economic conditions in the iron ore industry, pricing by competitors, long-term customer contracts or arrangements by Northshore or its competitors, availability of ore boats, production at Northshore's mining operations, and production at the pelletizing/processing facility. If any pelletizing line becomes idle for any reason, production and shipments (and, consequently, Trust income) could be adversely impacted. In fact, CCI recently reported that it expects ore prices in 1999 to be 6% to 7% below last year's prices. CCI also announced that Northshore shut down its smallest pelletizing furnace on July 22, that this is expected to be closed through the end of the year. Although it is not possible to know with certainty the extent or duration of such shutdowns of properties, it is reasonable to expect that Trust royalties will be lower than last year's royalties during comparable periods.

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

COMPARISON OF THREE MONTHS ENDED OCTOBER 31, 1999 AND OCTOBER 31, 1998

           Mesabi Trust's net income decreased to $1,631,788 for the fiscal quarter ended October 31, 1999, as compared to net income of $2,537,670 for the fiscal quarter ended October 31, 1998. Mesabi Trust's gross income for the fiscal quarter ended October 31, 1999 was $1,711,061 consisting of $0 in minimum advance royalty income, $1,630,329 in overriding royalty income, $68,508 in fee royalty income and $12,224 in interest income, as compared to gross income of $2,609,768 consisting of $265,391 in minimum advance royalty income, $2,260,457 in overriding royalty income, $70,396 in fee royalty income and $8,218 in interest income, for the fiscal quarter ended October 31, 1998. Generally, decreases in royalty income are due to decreased pellet shipments or decreased pellet prices. Mesabi Trust's expenses for the fiscal quarter ended October 31, 1999 were $79,273, compared to expenses of $72,098 for the fiscal quarter ended October 31, 1998.

COMPARISON OF NINE MONTHS ENDED OCTOBER 31, 1999 AND OCTOBER 31, 1998

           Mesabi Trust's net income decreased to $3,015,542 for the nine months ended October 31, 1999, as compared to net income of $4,351,472 for the nine months ended October 31, 1998. Mesabi Trust's gross income for the nine months ended October 31, 1999 was $3,293,513, consisting of $0 in minimum advance royalty income, $3,025,926 in overriding royalty income, $234,956 in fee royalty income and $32,631 in interest income, as compared to gross income of $4,590,459 consisting of $0 in minimum advance royalty income, $4,306,559 in overriding royalty income, $246,966 in fee royalty income and $36,934 in interest income, for the nine months ended October 31, 1998. Generally, decreases in royalty income are due to decreased pellet shipments or decreased pellet prices. Mesabi Trust's expenses for the nine months ended October 31, 1999 were $277,971, compared to expenses of $238,987 for the nine months ended October 31, 1998.

           Mesabi Trust's Unallocated Reserve aggregated $1,170,092 at October 31, 1999, as compared with an Unallocated Reserve of $1,463,268 at October 31, 1998. The decrease of $293,176 was due to the net effect of: (a) the decrease in net income of $876,916 during the nine months ended October 31, 1999 as compared with the nine months ended October 31, 1998 and (b) the January 31, 1999 unallocated reserve balance of $712,952 was $6,847 lower than the January 31, 1998 unallocated reserve balance of $719,799. The Trustees anticipate that the amount of Unallocated Reserve will fluctuate from time to time, depending upon a number of factors, including but not limited to the income for a particular period, the amount and timing of distributions, uncertainty about future royalty income and the uncertainty of future expenses.

ROYALTY COMPARISONS

           The following chart summarizes Mesabi Trust's royalty income for the nine months ended October 31, 1999 and October 31, 1998, respectively:

                                             Nine months Ended October 31,
                                             1999                    1998
                                             ----                    ----
Base overriding royalties                  $3,025,926              $4,306,559
Bonus royalties                                     0                       0
Minimum advance
   royalty paid (recouped)                          0                       0
Fee royalties                                 234,956                 246,966
                                         ------------            ------------
  Total royalty income                     $3,260,882              $4,553,525
                                         ------------            ------------
                                         ------------            ------------

RECENT DEVELOPMENTS

           The Trustees of Mesabi Trust have learned through a public announcement by CCI, the corporate parent of Northshore, that CCI has implemented cutbacks in production at Cliffs-managed mines in order to reduce iron ore pellet output for the year by approximately 2.7 million tons. Based on this public announcement by CCI, the Trustees' estimate that this production cutback includes reductions of approximately 400,000 tons at the Northshore plant which produces iron ore pellets from iron ore mined from the Mesabi Trust lands. Northshore shut down its smallest pelletizing furnace on July 22 and it is expected to be closed through the end of the year.

           These production cutbacks and anticipated sales reductions indicate to the Mesabi Trustees that pellet shipments and pellet pricing will likely decrease during the current quarter, which could accordingly result in lower distributions to Unitholders in comparison to similar periods in prior years.

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

           None.

ITEM 5.    OTHER INFORMATION.

           None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

           27.1   Financial Data Schedule........................Filed herewith.

(b)      Reports on Form 8-K

           A Form 8-K dated September 24, 1999, was filed during the third quarter ended October 31, 1999 related to the continued listing of the Company's Units of Beneficial Interest on the New York Stock Exchange and related to the announcement by Northshore Mining Company.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                MESABI TRUST
                             --------------------------------------------------
                                               (Registrant)

                             By: BANKERS TRUST COMPANY
                                 Corporate Trustee

                             Principal Administrative Officer and duly authorized signatory:*

Date: December 14, 1999    By:            /s/ Vincent Chorney
                              -------------------------------------------------
                                          Name:    Vincent Chorney
                                          Title:   Assistant Vice President

*        There are no directors
         or executive officers of
         the registrant.

      EXHIBIT INDEX

      Item No.         Description
      --------         -----------
       27.1            Financial Data Schedule..................Filed herewith.