Form 10-K
period 2000-01-31
MESABI TRUST
filed 2000-04-25
CIK 65172

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended:                           Commission File No.
            JANUARY 31, 2000                                        1-4488

                              --------------------

                                  MESABI TRUST
             (Exact name of registrant as specified in its charter)

            NEW YORK                                               13-6022277
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

`      Securities registered pursuant to Section 12(b) of the Act:
              UNITS OF BENEFICIAL INTEREST IN MESABI TRUST
        Securities registered pursuant to Section 12(g) of the Act: NONE

           Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

           Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

         As of April 20, 2000, the aggregate market value of the Units of Beneficial Interest held by non-affiliates of the registrant, based on the closing price as reported on the New York Stock Exchange, aggregated approximately $36,613,996*. As of April 20, 2000, 13,120,010 Units of Beneficial Interest were outstanding.

-------------------------------
* Includes approximately $42,469 representing the market value, as of April 20, 2000, of 15,100 Units the beneficial ownership of which is disclaimed by affiliates (see Item 12 herein).

           Certain items in Parts I and II incorporate information by reference from the Annual Report of the Trustees of Mesabi Trust to the Holders of Certificates of Beneficial Interest for the fiscal year ended January 31, 2000, which is annexed hereto and filed herewith as Exhibit 13.1.

                                     PART I

ITEM 1.    BUSINESS.

           (a)  GENERAL DEVELOPMENT OF BUSINESS.

           The information under the headings "Mesabi Trust," "The Trust Estate," "Leasehold Royalties" and "Land Trust and Fee Royalties" set forth on pages 7 through 11 of the Annual Report of the Trustees of Mesabi Trust for the fiscal year ended January 31, 2000 (the "Annual Report") is incorporated herein by reference. Certain capitalized terms used below in this Part I are defined in the Annual Report.

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

           The Trust will terminate twenty-one (21) years after the death of the survivor of twenty-five (25) persons named in an exhibit to the Agreement of Trust. The youngest person on this exhibit is now 39 years old.

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

           In its Annual Report for the year ended December 31, 1999 ("CCI's Annual Report"), CCI, parent company of Northshore, the lessee/operator of Mesabi Trust iron ore interests, stated that it was continuing to evaluate whether to build a facility to produce pig iron at CCI's Northshore Mine in Minnesota that would produce premium grade pig iron. CCI stated in the Report that while progress has been made in a number of areas on the project, a decision relative to proceeding with this project has been delayed by uncertainty about market conditions and timing of state environmental permitting. These statements were previously included in CCI's Annual Report for the year ended December 31, 1998. Because of the preliminary nature of this information, the Mesabi Trustees are unable to determine at this time how the addition of a pig iron facility (if the project proceeds) would impact overall revenues of Mesabi Trust. As indicated elsewhere in this report, the Trust's revenues are currently derived almost entirely from iron ore pellet production and sales.

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

ITEM 2.    PROPERTIES.

           The information under the heading "The Trust Estate" set forth on page 7 of the Annual Report of the Trustees of Mesabi Trust for the fiscal year ended January 31, 2000 is incorporated herein by reference.

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

           The Trustees have neither made nor caused to be made any surveys or test drillings to ascertain the iron ore reserves on any land subject to the Peters Lease or the Cloquet Lease. However, initial surveys and test drillings made by Mesabi Iron Company many years ago indicated that these lands contained accessible reserves of at least 1-1/2 billion tons of mineable raw material, capable of yielding approximately 500 million tons of concentrated product. In CCI's Annual Report, CCI estimated that there currently remains enough ore reserve in the Peters and Cloquet Lease Lands to produce concentrated product for 81 years of mining at current extraction rates. Little or no commercial ore deposits exist in the Mesabi Lease Lands.

ITEM 3.    LEGAL PROCEEDINGS.

           None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           None.

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS.

           The information set forth in the section titled "Certificates of Beneficial Interest" on page 12 of the Annual Report of the Trustees of Mesabi Trust for the fiscal year ended January 31, 2000 is incorporated herein by reference.

ITEM 6.    SELECTED FINANCIAL DATA.

           The information set forth in the sections titled "Selected Financial Data" and "Reserves and Distributions" on pages 2 and 12, respectively, of the Annual Report of the Trustees of Mesabi Trust for the fiscal year ended January 31, 2000 is incorporated herein by reference.

ITEM 7. TRUSTEES' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

           The information set forth in the sections titled "Trustees' Discussion and Analysis of Financial Condition and Results of Operations," "Income and Expense" and "Reserves and Distributions" on pages 2-6, 11-12 and 12, respectively, of the Annual Report of the Trustees of Mesabi Trust for the fiscal year ended January 31, 2000 is incorporated herein by reference.

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

           The present Trustees of Mesabi Trust and their respective ages, terms in office as Trustees, and business experience during the past five years are set forth in the following table:


                                                            Trustee                    Business Experience
             Name                       Age                  Since                    During Past Five Years
             ----                       ---                 -------                   ----------------------
Bankers Trust Company                   N/A                   1961           Trust Company

David J. Hoffman                        64                    1977           Mining geologist; Until January 1988,
                                                                             President of Towne Mines Exploration
                                                                             Company, Inc., a privately-held mining
                                                                             corporation.

Richard G. Lareau                       71                    1990           Partner in the law firm of Oppenheimer
                                                                             Wolff & Donnelly LLP; Director of
                                                                             Ceridian Corporation, Nash Finch
                                                                             Company and Northern Technologies
                                                                             International Corporation.


Ira A. Marshall, Jr.                    77                    1976           Private investor and self-employed
                                                                             petroleum engineer; Until February
                                                                             1986, Director and Vice President
                                                                             of New American Fund, Inc.,  a
                                                                             closed-end investment trust.

Norman F. Sprague III                   52                    1981           Private investor; Orthopedic surgeon.

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

           The following table sets forth the cash compensation paid to the Trustees through January 31, 2000, for services in all capacities as Trustees to Mesabi Trust during the fiscal year ended January 31, 2000.


                                   CASH COMPENSATION TABLE

           (A)                              (B)                           (C)
          Name                     Capacity in which served         Cash Compensation
          ----                     ------------------------         -----------------
Bankers Trust Company                  Corporate Trustee                $88,100*

David J. Hoffman                       Individual Trustee               $25,600

Richard G. Lareau                      Individual Trustee               $25,600

Ira A. Marshall, Jr.                   Individual Trustee               $25,600

Norman F. Sprague III                  Individual Trustee               $25,600

* Does not include $19,958 of fees and disbursements paid to Bankers Trust Company as registrar and transfer agent of the Units.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND TRUSTEES.

           The following table sets forth information concerning each person known to Mesabi Trust to own beneficially more than 5% of the Trust's Units outstanding as of April 3, 2000. Such information has been obtained from Mesabi Trust's records and a review of statements filed with Mesabi Trust pursuant to Section 13(d)-102 of the Securities Exchange Act of 1934 through April 3, 2000.


            Name and Address                  Amount of Beneficial             Percent of
         of Beneficial Owner(s)                Ownership of Units                Class
         ----------------------               --------------------             ----------
Appaloosa Management L.P.,
 a Delaware Limited Partnership
and
David A. Tepper
26 Main Street
Chatham, New Jersey 07928                        655,500(1)                       4.99%

------------------------
         (1) According to a Schedule 13G dated May 4, 1998, filed by such persons, which indicates that each of such persons has sole voting power and sole dispositive power with respect to such units. Appaloosa Management L.P. is general partner of Appaloosa Investment Limited Partnership I. The general partner of Appaloosa Management L.P. is Appaloosa Partners, Inc., of which David Tepper is the sole shareholder and President. Appaloosa Management L.P. acts as an investment advisor to Palomino Fund Ltd. ("PLF"). Of the 655,500 Units reported, 327,750 are owned by Appaloosa Investment Limited Partnership I and 327,750 are owned by PLF.

           The table below sets forth information as to the Units of Beneficial Interest in Mesabi Trust beneficially owned as of March 15, 2000 by the Trustees individually and as a group.


                                       Amount of Beneficial            Percent of
       Name                             Ownership of Units                Class
       ----                            --------------------           ------------
Bankers Trust Company(1)                        3,000                 Less than 1%

David J. Hoffman(2)                            38,100                 Less than 1%

Richard G. Lareau                              15,000                 Less than 1%

Ira A. Marshall, Jr.(3)                        51,000                 Less than 1%

Norman F. Sprague III                          12,700                 Less than 1%

All Trustees as a group                       116,800                 Less than 1%

-------------------

(1) In addition to the Units indicated above, Bankers Trust Company holds, on behalf of various customers, Units in its Fiduciary Department in so-called "directed" accounts. Bankers Trust Company has no voting or investment power over, and thus no beneficial interest in, such Units.

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

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
              8-K.

     (a) 1.   FINANCIAL STATEMENTS:

          The following Financial Statements are incorporated in this reporting reference from the pages noted in our Annual Agreement of Trustees for the Year Ended January 31, 2000:

              Independent Auditor's Report - page F-1

              Balance Sheets as of January 31, 2000 and 1999 - page F-2

              Statements of Income for the years ended January 31, 2000, 1999 and 1998 - page F-3

              Statements of Unallocated Reserve and Trust Corpus for the years ended January 31, 2000, 1999 and 1998 - page F-4

              Statements of Cash Flows for the years ended January 31, 2000, 1999 and 1998 - page F-5

              Notes to Financial Statements - pages F-6 through F-10

          2.  FINANCIAL STATEMENT SCHEDULES:

          None required.

         Schedules other than those listed above have been omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

          3.  EXHIBITS:


     Item No.       Item                                       Filing Method
     --------       ----                                       -------------
      3             Agreement of Trust dated as of July 18,    Incorporated by reference from Exhibit 3
                    1961..................................     to Mesabi Trust's Annual Report on Form
                                                               10-K for the fiscal year ended
                                                               January 31, 1987.


      3(a)          Amendment to the Agreement of Trust        Incorporated by reference from Exhibit
                    dated as of October 25, 1982               3(a) to Mesabi Trust's Annual Report on
                                                               Form 10-K for the fiscal year ended
                                                               January 31, 1988.

                                       8


     Item No.       Item                                       Filing Method
     --------       ----                                       -------------

      4             Instruments defining the rights of Trust   Incorporated by reference from Exhibit 4
                    Certificate Holders                        to Mesabi Trust's Annual Report on Form
                                                               10-K for the fiscal year ended
                                                               January 31, 1987.

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


      10(e)         Modification of Lease and Consent to       Incorporated by reference from Exhibit
                    Assignment dated as of October 22, 1982    10(e) to Mesabi Trust's Annual Report on
                                                               Form 10-K for the fiscal year ended
                                                               January 31, 1988.


      10(f)         Amendment of Assignment, Assumption and    Incorporated by reference from Exhibit A
                    Further Assignment of Peters Lease....     to Mesabi Trust's Report on Form 8-K
                                                               dated August 17, 1989.


      10(g)         Amendment of Assignment, Assumption and    Incorporated by reference from Exhibit B
                    Further Assignments of Cloquet Lease..     to Mesabi Trust's Report on Form 8-K
                                                               dated August 17, 1989.

      13.1          Annual Report of the Trustees of Mesabi
                    Trust for the fiscal year ended January
                    31, 2000..............................     Filed herewith.

      27.1          Financial Data Schedule...............     Filed herewith.

        (b)         REPORTS ON FORM 8-K FILED IN THE FOURTH
                    QUARTER:

                    None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 4, 2000
                                               MESABI TRUST


                                               By:   Bankers Trust Company
                                                     Corporate Trustee

                                               By:    /s/ Daniel M. Chipko
                                                     -----------------------
                                                     Daniel M. Chipko
                                                     Associate


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Daniel M. Chipko                                 April 4, 2000
--------------------------------------------
Daniel M. Chipko
Associate
Bankers Trust Company

/s/ David J. Hoffman                                 April 4, 2000
--------------------------------------------
David J. Hoffman
Individual Trustee

/s/ Richard G. Lareau                                April 4, 2000
--------------------------------------------
Richard G. Lareau
Individual Trustee

/s/ Ira A. Marshall, Jr.                             April 4, 2000
--------------------------------------------
Ira A. Marshall, Jr.
Individual Trustee

/s/ Norman F. Sprague III                            April 4, 2000
--------------------------------------------
Norman F. Sprague III
Individual Trustee