Form 10-K405/A
period 2000-01-31
MESABI TRUST
filed 2000-05-30
CIK 65172

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

           Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

         As of April 20, 2000, the aggregate market value of the Units of Beneficial Interest held by non-affiliates of the registrant, based on the closing price as reported on the New York Stock Exchange, aggregated approximately $436,613,996*. As of April 20, 2000, 13,120,010 Units of
Beneficial Interest were outstanding.

-----------------------------
* Includes approximately $42,469 representing the market value, as of April 20, 2000, of 15,100 Units the beneficial ownership of which is disclaimed by affiliates (see Item 12 herein).

           EXPLANATORY NOTE: This Form 10-K/A for the year ended January 31, 2000 is to disclose information in Item 12 concerning the ownership of common stock of H&R Block Inc. by Bankers Trust Company, the corporate trustee of Mesabi Trust.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND TRUSTEES.

           Based on information obtained from Mesabi Trust's records and a review of statements filed with the SEC pursuant to Section 13(d)-102 of the Securities Exchange Act of 1934 through April 3, 2000, no person or entity owns beneficially more than 5% of the Trust's Units outstanding.

           The table below sets forth information as to the Units of Beneficial Interest in Mesabi Trust beneficially owned as of March 15, 2000 by the Trustees individually and as a group.

                                                    Amount of Beneficial                         Percent of
                  Name                               Ownership of Units                             Class
                  ----                               ------------------                             -----
Bankers Trust Company(1)                                     3,000                              Less than 1%

David J. Hoffman(2)                                         38,100                              Less than 1%

Richard G. Lareau                                           15,000                              Less than 1%

Ira A. Marshall, Jr.(3)                                     51,000                              Less than 1%

Norman F. Sprague III                                       12,700                              Less than 1%

All Trustees as a group                                    116,800                              Less than 1%

-------------------

(1) Bankers Trust Company is an indirect subsidiary of Deutsche Bank New York, which is the actual record holder of the Units. In addition to the Units indicated above, Bankers Trust Company holds, on behalf of various customers, Units in its Fiduciary Department in so-called "directed" accounts. Bankers Trust Company has no voting or investment power over, and thus no beneficial interest in, such Units. Bankers Trust Company, along with a subsidiary of Deutsche Bank New York, also holds common stock of H&R Block Inc. As of December 31, 1999, Bankers Trust Company held approximately 1.26% of the outstanding common stock of H&R Block Inc. in fiduciary accounts. As of the same date, Deutsche Bank Securities, a subsidiary of Deutsche Bank New York, held approximately 0.1% of the outstanding common stock of H&R Block Inc. in both proprietary accounts and accounts in which it acts with investment discretion. In 1999, H&R Block Inc. became the parent company of McGladrey & Pullen, LLP, which has served as the independent auditor of Mesabi Trust since 1991.

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

Dated:  May 18, 2000
                                   MESABI TRUST


                                   By:   Bankers Trust Company
                                         Corporate Trustee

                                   By:   /s/ Daniel Chipko
                                      -----------------------------------------
                                             Daniel Chipko
                                             Associate

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Daniel Chipko                                    May 18, 2000
--------------------------------------------
Daniel Chipko
Associate
Bankers Trust Company

/s/ David J. Hoffman                                 May 18, 2000
--------------------------------------------
David J. Hoffman
Individual Trustee

/s/ Richard G. Lareau                                May 18, 2000
--------------------------------------------
Richard G. Lareau
Individual Trustee

/s/ Ira A. Marshall, Jr.                             May 18, 2000
--------------------------------------------
Ira A. Marshall, Jr.
Individual Trustee

/s/ Norman F. Sprague III                            May 18, 2000
--------------------------------------------
Norman F. Sprague III
Individual Trustee