Form 10-Q
period 2000-04-30
MESABI TRUST
filed 2000-06-13
CIK 65172

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For The Quarterly Period Ended April 30, 2000 or

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ___________ to ____________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

As of June 9, 2000, there were 13,120,010 Units of Beneficial Interest in Mesabi Trust outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS  (NOTE 1)


                                                         THREE MONTHS ENDED
                                                             APRIL 30,
                                                 -----------------------------------
                                                       2000              1999
                                                       ----              ----
A.  Condensed Statements of Income

   Revenues:

         Royalty income                           $    433,471       $    443,931
         Interest income                                10,358             12,029
                                                  ------------       ------------
                                                  $    443,829       $    455,960
   Expenses                                             91,619             85,917
                                                  ------------       ------------

   Net income                                     $    352,210       $    370,043
                                                  ============       ============
   Weighted average number
      of units outstanding                         13,120,010          13,120,010

   Net income per unit  (Note 2)                  $    0.0268        $   0.028204

   Distributions declared
      per unit                                    $       ---        $        ---














See Notes to Financial Statements.

B.  Condensed Balance Sheets


Assets:                                                           APRIL 30, 2000          JANUARY 31, 2000
                                                                  --------------          ----------------

         Cash                                                      $    249,837               $     51,082

         U.S. Government securities,
              at amortized cost (which approximates
              market)                                                   505,815                  2,888,947

         Accrued income                                                 412,591                    235,056
         Prepaid insurance                                                2,187                      4,775
                                                                   ------------               ------------
                                                                   $  1,170,430               $  3,179,860
                                                                   ------------               ------------

         Fixed property, including intangibles, at nominal values:

         Amended Assignment of
           Peters Lease                                            $          1               $          1

         Assignment of Cloquet Lease                                          1                          1

         Certificate of beneficial
           interest for 13,120,010
           units of Land Trust                                                1                          1
                                                                   ------------               ------------
                                                                   $          3               $          3
                                                                   ------------               ------------

                                                                   $  1,170,433               $  3,179,863
                                                                   ============               ============

Liabilities, Unallocated
Reserve and Trust Corpus:

         Liabilities:
           Distribution payable                                    $        ---               $  2,361,602
           Accrued expenses                                              54,843                     54,881
                                                                   ------------               ------------
                                                                   $     54,843               $  2,416,483

         Unallocated reserve (Note 3)                                 1,115,587                    763,377
         Trust Corpus                                                         3                          3
                                                                   ------------               ------------
                                                                   $  1,170,433               $  3,179,863
                                                                   ============               ============


See Notes to Financial Statements.

C.  Condensed Statements of Cash  Flows


                                                                                 THREE MONTHS ENDED
                                                                                      APRIL 30,
                                                                   ------------------------------------------------
                                                                         2000                           1999
                                                                         ----                           ----
Cash flows from operating activities:
           Royalties received                                      $       248,229                  $      248,176
           Interest received                                                18,063                          19,365
           Expenses paid                                                   (89,067)                       (102,054)
                                                                   ---------------                  --------------
           Net cash provided by
              operating activities                                 $       177,225                  $      165,487
                                                                   ---------------                  --------------

Cash flows from investing activities:
           Maturities of
                U.S. Government
                securities                                         $     2,538,836                  $    2,475,407
           Purchases of U.S.
             Government securities                                        (155,704)                     (2,692,476)
                                                                   ---------------                  --------------

         Net cash provided by (used in)
            investing activities                                   $     2,383,132                  $     (217,069)
                                                                   ---------------                  --------------

Cash flows from financing activities:
         Net cash (used in) financing
            activities, distributions
            to Unitholders                                         $    (2,361,602)                 $   (2,033,602)
                                                                   ---------------                  --------------

Net increase/(decrease) in cash                                    $       198,755                  $   (2,085,184)
Cash, beginning of year                                                     51,082                       2,115,273
                                                                   ---------------                  --------------
Cash, end of quarter                                               $       249,837                  $       30,089
                                                                   ===============                  ==============

Reconciliation of net income
 to net cash provided by
 operating activities:
         Net income                                                $       352,210                  $      370,043
         (Increase)/decrease in accrued income                            (177,535)                       (188,419)
         Increase/(decrease) in prepaid insurance                            2,588                           2,560
         (Decrease) in accrued expenses                                        (38)                        (18,697)
                                                                   ----------------                 ---------------
         Net cash provided by
           operating activities                                    $       177,225                  $      165,487
                                                                   ===============                  ==============


See Notes to Financial Statements.

                                  MESABI TRUST

                          NOTES TO FINANCIAL STATEMENTS

Note 1. The financial statements included herein have been prepared without audit (except for the balance sheet at January 31, 2000) in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Trustees, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the results of operations for the three months ended April 30, 2000 and 1999, (b) the financial positions at April 30, 2000 and January 31, 2000, and (c) the cash flows for the three months ended April 30, 2000 and 1999, have been made.

Note 2. Earnings per unit are based on weighted average number of units outstanding during the period (13,120,010 units).

Note 3. The Trustees attempt to maintain $500,000 of liquid assets as part of an Unallocated Reserve. The Unallocated Reserve consists of these liquid assets and accrued revenue (primarily royalties not yet received). At April 30, 2000, the Unallocated Reserve was represented by $702,996 in unallocated cash and U.S. Government securities, and $412,591 of accrued revenue primarily representing royalties not yet received by the Trust but anticipated to be received in July 2000 from Northshore as part of the royalty due with respect to the first fiscal quarter, based upon reported lessee shipping activity for the month of April 2000.

ITEM 2. TRUSTEES' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING INFORMATION

           Certain statements contained in this document are forward-looking, including specifically those statements estimating calendar year 2000 production or shipments. All such forward-looking statements are based on input from the lessee/operator. The Trust has no control over the operations and activities of the lessee/operator except within the framework of current agreements. Actual results could differ materially from those indicated in such statements. Important factors that could cause actual results to differ materially include those listed in "Important Factors Affecting Mesabi Trust" below.

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

           With respect to the selling price component of overriding royalty calculation, Northshore is obligated to pay to Mesabi Trust royalty bonuses. The royalty bonus is a percentage of the gross proceeds of product shipped from Silver Bay and sold at prices above a threshold price. The threshold price is adjusted on an annual basis for inflation and deflation (but not below $30). The threshold price was $37.29 for calendar year 1997, was $38.21 for calendar year 1998, was $38.22 for calendar year 1999 and is $38.82 for calendar year 2000. The royalty bonus percentage ranges from 1/2 of 1% of the gross proceeds (on all tonnage shipped for sale at prices between the threshold price and $2.00 above the threshold price) to 3% of the gross proceeds on all tonnage shipped for sale at prices $10.00 or more above the threshold price. No royalty bonus has been paid to date.

           Generally, Northshore's obligation to pay base overriding royalties and royalty bonuses with respect to the sale of iron ore products accrues upon the shipment of those products from Silver Bay. However, regardless of whether any shipment has occurred, Northshore is obligated to pay to Mesabi Trust a minimum advance royalty. Each year, the amount of the minimum advance royalty is adjusted for inflation and deflation (but not below $500,000 per annum). Advance royalties payable were $621,606 for calendar year 1997, were $636,935 for calendar year 1998, were $637,044 for calendar year 1999 and are $647,282 for calendar year 2000. Until overriding royalties (and royalty bonuses, if any) for a particular year equal or exceed the minimum advance royalty for the year, Northshore must make quarterly payments of up to 25% of the minimum advance royalty for the year. Because advance minimum royalties are essentially prepayments of base overriding and bonus royalties earned each year, any advance minimum royalties paid in a fiscal quarter are recouped by credits against base overriding and bonus royalties earned in later fiscal quarters during the year. Historically, advance minimum royalties have been paid in the first fiscal quarter and recouped in the second fiscal quarter.

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

           In its Annual Report for the year ended December 31, 1999 ("CCI's Annual Report"), CCI, parent company of Northshore, the lessee/operator of Mesabi Trust iron ore interests, stated that it was continuing to evaluate whether to build a facility to produce pig iron at CCI's Northshore Mine in Minnesota that would produce premium grade pig iron. CCI stated in the Report that while progress has been made in a number of areas on the project, a decision relative to proceeding with this project has been delayed by uncertainty about market conditions and timing of state environmental permitting. Such statements were previously included in CCI's Annual Report for the year ended December 31, 1998. Because of the preliminary nature of this information, the Mesabi Trustees are unable to determine at this time how the addition of a pig iron facility (if the project proceeds) would impact overall revenues of Mesabi Trust. As indicated elsewhere in this report, the Trust's revenues are currently derived almost entirely from iron ore pellet production and sales.

           Following LTV Steel's recently announced decision to close the LTV Steel Mining Company's plant at Hoyt Lakes, Minnesota next year, CCI recently announced that it has asked the Minnesota Pollution Control Agency to delay a decision on environmental permitting for the possible pig iron facility at CCI's Northshore Mine in order to evaluate whether its iron ore pellet production should be increased to meet CCI's future sales requirements. CCI stated that the requested delay should not be interpreted to mean that CCI has abandoned plans for a possible pig iron facility. CCI reported that it will be supplying LTV with a majority of its iron ore pellets over the next 10 years with most of the pellets expected to come from Minnesota sources that are owned or managed by CCI. Besides potential expansion at CCI's Northshore Mine, CCI announced that it is reviewing ways to increase production levels at other CCI-managed mines.

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

2. OPERATIONS OF NORTHSHORE. Because the primary portion of the Trust's revenues derive from iron ore product shipped by Northshore from Silver Bay, Northshore's processing and shipping activities directly impact the Trust's revenues in each quarter and for each year. In turn, a myriad of factors affect Northshore shipment volume. These factors include economic conditions in the iron ore industry, pricing by competitors, long-term customer contracts or arrangements by Northshore or its competitors, availability of ore boats, production at Northshore's mining operations, and production at the pelletizing/processing facility. If any pelletizing line becomes idle for any reason, production and shipments (and, consequently, Trust income) could be adversely impacted. For further information regarding operations of Northshore, see "Recent Developments" on page 9.

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

4. PERCENTAGE OF MESABI TRUST ORE. As described elsewhere in this Report, Northshore has the ability to process and ship iron ore product from lands other than Mesabi Trust lands. In certain circumstances, the Trust may be entitled to royalties on those other shipments, but not in all cases. In general, the Trust will receive higher royalties (assuming all other factors are equal) if a higher percentage of shipments are from Mesabi Trust lands. The percentages of shipments that came from Mesabi Trust lands were 98.9%, 99.3%, 98.3%, 98.4% and 90.6% in calendar years 1999, 1998, 1997, 1996 and 1995, respectively.

COMPARISON OF THREE MONTHS ENDED APRIL 30, 2000 AND APRIL 30, 1999

           Mesabi Trust's net income decreased to $352,210 for the fiscal quarter ended April 30, 2000, as compared to net income of $370,043 for the fiscal quarter ended April 30, 1999. Mesabi Trust's gross income for the fiscal quarter ended April 30, 2000 was $443,829, consisting of $352,649 in minimum advance royalty income, $0 in overriding royalty income, $80,822 in fee royalty income and $10,358 in interest income, as compared to gross income of $455,960 consisting of $354,467 in minimum advance royalty income, $0 in overriding royalty income, $89,464 in fee royalty income and $12,029 in interest income, for the fiscal quarter ended April 30, 1999. The decrease in royalty income was primarily due to decreased pellet shipments as compared to the comparable prior period. Mesabi Trust's expenses for the fiscal quarter ended April 30, 2000 were $91,619, compared to expenses of $85,917 for the fiscal quarter ended April 30, 1999.

           Mesabi Trust's Unallocated Reserve aggregated $1,115,587 at April 30, 2000, as compared with an Unallocated Reserve of $1,082,995 at April 30, 1999. The increase of $32,592 was due to the net effect of: (a) the decrease in net income of $17,833 during the three months ended April 30, 2000 as compared with the three months ended April 30, 1999 and (b) the January 31, 2000 unallocated reserve balance of $763,377 was $50,425 higher than the January 31, 1999 unallocated reserve balance of $712,952. The Trustees anticipate that the amount of Unallocated Reserve will fluctuate from time to time, depending upon a number of factors, including but not limited to the income for a particular period, the amount and timing of distributions, uncertainty about future royalty income and the uncertainty of future expenses.

ROYALTY COMPARISONS

         The following chart summarizes Mesabi Trust's royalty income for the quarters ended April 30, 2000 and April 30, 1999, respectively:


                                              Three Months Ended April 30,
                                              2000                    1999
                                              ----                    ----
Base overriding royalties                   $352,649                $354,467
Bonus Royalties                                 0                       0
Minimum advance
royalty paid (recouped)                         0                       0
                                            --------                --------
                                            $352,649                $354,467
                                            --------                --------
Fee royalties                                 80,822                  89,464
  Total royalty income                      $433,471                $443,931
                                            ========                ========


RECENT DEVELOPMENTS

           The Trustees of Mesabi Trust have learned through a public announcement by CCI, the corporate parent of Northshore, that CCI has asked the Minnesota Pollution Control Agency to delay a decision on environmental permitting for the possible pig iron facility at CCI's Northshore Mine. CCI announced that it made this request in order to evaluate whether its iron ore pellet production should be increased to meet CCI's future sales requirements following LTV Steel's decision announced in May 2000 to close the LTV Steel Mining Company's plant at Hoyt Lakes, Minnesota next year. CCI reported that it will be supplying LTV with a majority of its iron ore pellets over the next 10 years with most of the pellets expected to come from Minnesota sources that are owned or managed by CCI. Besides potential expansion at CCI's Northshore Mine, CCI announced that it is reviewing ways to increase production levels at other CCI-managed mines and that the requested delay in environmental permitting should not be interpreted to mean that CCI has abandoned plans for a possible pig iron facility. Increasing production levels at the Northshore plant, however, would presumably require additional capital investment to increase plant capacity, about which the Trustees have no information. Based on this public announcement by CCI, the Mesabi Trustees anticipate that if this potential plant expansion is achieved, production levels of iron ore pellets could, over time, increase at the Northshore plant. If such an increase in iron ore pellet production levels results in increased shipments of iron ore pellets, overall revenues of Mesabi Trust would be positively impacted.

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

                                                       MESABI TRUST
                                           -------------------------------------
                                                       (Registrant)

                                           By: BANKERS TRUST COMPANY
                                               Corporate Trustee

                                           Principal Administrative Officer and
                                           duly authorized signatory:*

Date: June 12, 2000                        By: /s/ Daniel M. Chipko
                                               ---------------------------------
                                               Name:     Daniel M. Chipko
                                               Title:    Associate

*        There are no directors
         or executive officers of
         the registrant.

         EXHIBIT INDEX

         Item No.          Description
         --------          -----------

           27.1            Financial Data Schedule...............Filed herewith.