Form 10-Q
period 2000-07-31
MESABI TRUST
filed 2000-09-12
CIK 65172

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For The Quarterly Period Ended July 31, 2000 or

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from__________________to__________________

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

As of August 31, 2000, there were 13,120,010 Units of Beneficial Interest in Mesabi Trust outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS  (NOTE 1)

                                                         THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                              JULY 31,                            JULY 31,
                                                      ----------------------------    ----------------------------
                                                       2000              1999              2000              1999
                                                       ----              ----              ----              ----
A.  Condensed Statements of Income

   Revenues:

         Royalty income                           $1,546,196         $  1,118,114     $1,979,666         $  1,562,045
         Interest income                               8,414                8,378         18,771               20,407
                                                  ----------         ------------     ----------         ------------
                                                  $1,554,610         $  1,126,492     $1,998,437         $  1,582,452

   Expenses                                           89,358              112,781        180,976              198,698
                                                  ----------         ------------     ----------         ------------

   Net income                                     $1,465,252         $  1,013,711     $1,817,461         $  1,383,754
                                                  ==========         ============     ==========         ============

   Weighted average number
      of units outstanding                        13,120,010           13,120,010     13,120,010           13,120,010

   Net income per unit  (Note 2)                  $ 0.111681         $   0.077265     $ 0.138526         $   0.105469

   Distributions declared
      per unit                                    $    0.100         $      0.080     $    0.100         $      0.080


See Notes to Financial Statements.

B.  Condensed Balance Sheets


                                                                   JULY 31, 2000            JANUARY 31, 2000
                                                                   -------------            ----------------
Assets:
         Cash                                                       $  1,352,536              $     51,082

         U.S. Government securities,
              at amortized cost (which approximates
              market)                                                    634,294                 2,888,947

         Accrued income                                                  620,423                   235,056
         Prepaid insurance                                                     0                     4,775
                                                                    ------------              ------------
                                                                    $  2,607,253              $  3,179,860
                                                                    ------------              ------------

         Fixed property, including intangibles,
            at nominal values:

         Amended Assignment of
           Peters Lease                                             $          1              $          1

         Assignment of Cloquet Lease                                           1                         1

         Certificate of beneficial
           interest for 13,120,010
           units of Land Trust                                                 1                         1
                                                                    ------------              ------------
                                                                    $          3              $          3
                                                                    ------------              ------------

                                                                    $  2,607,256              $  3,179,863
                                                                    ============              ============

Liabilities, Unallocated
Reserve and Trust Corpus:

         Liabilities:
           Distribution payable                                     $  1,312,001              $  2,361,602
           Accrued expenses                                               26,415                    54,881
                                                                    ------------              ------------
                                                                    $  1,338,416              $  2,416,483

         Unallocated reserve (Note 3)                                  1,268,837                   763,377
         Trust Corpus                                                          3                         3
                                                                    ------------              ------------
                                                                    $  2,607,256              $  3,179,863
                                                                    ============              ============

See Notes to Financial Statements.


C.  Condensed Statements of Cash  Flows
                                                                              SIX MONTHS ENDED
                                                                                  JULY 31,
                                                              -------------------------------------------------
                                                                        2000                     1999
                                                                        ----                     ----
Cash flows from operating activities:
           Royalties received                                      $  1,594,318               $1,226,826
           Interest received                                             18,752                   20,226
           Expenses paid                                               (204,667)                (203,084)
                                                                   ------------               ----------
           Net cash provided by
              operating activities                                 $  1,408,403               $1,043,968
                                                                   ------------               ----------

Cash flows from investing activities:
           Maturities of
                U.S. Government
                securities                                         $  2,866,147               $2,792,546
           Purchases of U.S.
             Government securities                                     (611,494)              (3,917,993)
                                                                   -------------              ----------

         Net cash provided by (used in)
            investing activities                                   $  2,254,653              $(1,125,447)
                                                                   ------------              -----------

Cash flows from financing activities:
         Net cash (used in) financing
            activities, distributions
            to Unitholders                                         $ (2,361,602)             $(2,033,602)
                                                                   -------------             -----------

Net increase/(decrease) in cash                                    $  1,301,454              $(2,115,081)
Cash, beginning of year                                                  51,082                2,115,273
                                                                   ------------              -----------
Cash, end of quarter                                               $  1,352,536              $       192
                                                                   ============              ===========

Reconciliation of net income
  to net cash provided by
   operating activities:
         Net income                                                $  1,817,461              $ 1,383,754
         (Increase) in accrued income                                  (385,368)                (335,400)
         Decrease in prepaid insurance                                    4,775                    4,861
         (Decrease) in accrued expenses                                 (28,466)                  (9,247)
                                                                   -------------             -----------
         Net cash provided by
           operating activities                                    $  1,408,403              $ 1,043,968
                                                                   ============              ===========

See Notes to Financial Statements.

                                  MESABI TRUST

                          NOTES TO FINANCIAL STATEMENTS

Note 1. The financial statements included herein have been prepared without audit (except for the balance sheet at January 31, 2000) in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Trustees, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the results of operations for the six months ended July 31, 2000 and 1999, (b) the financial positions at July 31, 2000 and January 31, 2000, and (c) the cash flows for the six months ended July 31, 2000 and 1999, have been made.

Note 2. Earnings per unit are based on weighted average number of units outstanding during the period (13,120,010 units).

Note 3. The Trustees attempt to maintain $500,000 of liquid assets as part of an Unallocated Reserve. The Unallocated Reserve consists of these liquid assets and accrued revenue (primarily royalties not yet received). At July 31, 2000, the Unallocated Reserve was represented by $648,414 in unallocated cash and U.S. Government securities, and $620,423 of accrued revenue primarily representing royalties not yet received by the Trust but anticipated to be received in October 2000 from Northshore as part of the royalty due with respect to the third fiscal quarter, based upon reported lessee shipping activity for the month of July 2000.

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

           Following LTV Steel's decision to close the LTV Steel Mining Company's plant at Hoyt Lakes, Minnesota next year, CCI announced in May 2000 that it has asked the Minnesota Pollution Control Agency to delay a decision on environmental permitting for the possible pig iron facility at CCI's Northshore Mine in order to evaluate whether its iron ore pellet production should be increased to meet CCI's future sales requirements. CCI stated that the requested delay should not be interpreted to mean that CCI has abandoned plans for a possible pig iron facility. CCI reported that it will be supplying LTV with a majority of its iron ore pellets over the next 10 years with most of the pellets expected to come from Minnesota sources that are owned or managed by CCI. Besides potential expansion at CCI's Northshore Mine, CCI announced that it is reviewing ways to increase production levels at other CCI-managed mines.

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

COMPARISON OF THREE MONTHS ENDED JULY 31, 2000 AND JULY 31, 1999

           Mesabi Trust's net income increased to $1,465,252 for the fiscal quarter ended July 31, 2000, as compared to net income of $1,013,711 for the fiscal quarter ended July 31, 1999. Mesabi Trust's gross income for the fiscal quarter ended July 31, 2000 was $1,554,610 consisting of $0 in minimum advance royalty income, $1,463,638 in overriding royalty income, $82,558 in fee royalty income and $8,414 in interest income, as compared to gross income of $1,126,492 consisting of $0 in minimum advance royalty income, $1,041,130 in overriding royalty income, $76,984 in fee royalty income and $8,378 in interest income, for the fiscal quarter ended July 31, 1999. The increase in royalty income was primarily due to increased pellet shipments as compared to the comparable prior period. Mesabi Trust's expenses for the fiscal quarter ended July 31, 2000 were $89,358, compared to expenses of $112,781 for the fiscal quarter ended July 31, 1999.

COMPARISON OF SIX MONTHS ENDED JULY 31, 2000 AND JULY 31, 1999

           Mesabi Trust's net income increased to $1,817,461 for the six months ended July 31, 2000, as compared to net income of $1,383,754 for the six months ended July 31, 1999. Mesabi Trust's gross income for the six months ended July 31, 2000 was $1,998,437, consisting of $0 in minimum advance royalty income, $1,816,287 in overriding royalty income, $163,379 in fee royalty income and $18,771 in interest income, as compared to gross income of $1,582,452 consisting of $0 in minimum advance royalty income, $1,395,597 in overriding royalty income, $166,448 in fee royalty income and $20,407 in interest income, for the six months ended July 31, 1999. The increase in royalty income was primarily due to increased pellet shipments as compared to the comparable prior period. Mesabi Trust's expenses for the six months ended July 31, 2000 were $180,976, compared to expenses of $198,698 for the six months ended July 31, 1999.

           Mesabi Trust's Unallocated Reserve aggregated $1,268,837 at July 31, 2000, as compared with an Unallocated Reserve of $1,047,105 at July 31, 1999. The increase of $221,732 was due to the net effect of: (a) the increase in net income of $451,541 during the six months ended July 31, 2000 as compared with the six months ended July 31, 1999, (b) the January 31, 2000 unallocated reserve balance of $763,377 was $50,425 higher than the January 31, 1999 unallocated reserve balance of $712,952, and (c) the declared distribution of $0.10 per Unit of Beneficial Interest in total was $262,400 larger during the six months ended July 31, 2000 than the declared distribution of $0.08 per Unit of Beneficial Interest during the six months ended July 31, 1999. The Trustees anticipate that the amount of Unallocated Reserve will fluctuate from time to time, depending upon a number of factors, including but not limited to the income for a particular period, the amount and timing of distributions, uncertainty about future royalty income and the uncertainty of future expenses.

ROYALTY COMPARISONS

         The following chart summarizes Mesabi Trust's royalty income for the six months ended July 31, 2000 and July 31, 1999, respectively:

                                             Six months Ended July 31,
                                             2000                   1999
                                             ----                   ----
Base overriding royalties               $  1,816,287             $1,395,597
Bonus royalties                                    0                      0
Minimum advance
   royalty paid (recouped)                         0                      0
Fee royalties                                163,379                166,448
                                        ------------           ------------
  Total royalty income                  $  1,979,666             $1,562,045
                                        ============             ==========

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

           None.

ITEM 5.    OTHER INFORMATION.

           None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits.
                  --------

                  Exhibit
                  Number                    Description
                  ------                    -----------
                  27.                       Financial Data Schedule

(b)      REPORTS ON FORM 8-K

                  On August 1, 2000, Mesabi Trust filed a Current Report on Form 8-K to announce the engagement of Eide Bailly LLP to act as Mesabi Trust's independent certified public accountants for their fiscal year ending January 31, 2001.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              MESABI TRUST
                                -----------------------------------------------
                                              (Registrant)

                                By: BANKERS TRUST COMPANY
                                    Corporate Trustee

                                Principal Administrative Officer and duly authorized signatory:*

Date:  September 11, 2000       By:  /s/  Daniel M. Chipko
                                 ----------------------------------------------
                                     Name:     Daniel M. Chipko
                                     Title:    Associate

*        There are no directors
         or executive officers of
         the registrant.

EXHIBIT INDEX

Item No.          Description
-------           -----------
  27.1            Financial Data Schedule.......................Filed herewith.