Form 10-Q
period 2000-10-31
MESABI TRUST
filed 2000-12-15
CIK 65172

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For The Quarterly Period Ended October 31, 2000 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

As of November 30, 2000, there were 13,120,010 Units of Beneficial Interest in Mesabi Trust outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS (NOTE 1)

                                                         THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                            OCTOBER 31,                         OCTOBER 31,

                                                       2000              1999              2000              1999
                                                       ----              ----              ----              ----
A.  Condensed Statements of Income

   Revenues:

         Royalty income                           $2,564,615         $  1,698,837     $4,544,282         $  3,260,882
         Interest income                              13,193               12,224         31,963               32,631
                                                    ----------       ------------      -----------       ------------
                                                  $2,577,808         $  1,711,061     $4,576,245         $  3,293,513

   Expenses                                           80,683               79,273        261,659              277,971
                                                   -----------       ------------      -----------       ------------

   Net income                                     $2,497,125         $  1,631,788     $4,314,586         $  3,015,542
                                                  ==========         ============     ==========         ============

   Weighted average number
      of units outstanding                        13,120,010           13,120,010     13,120,010           13,120,010

   Net income per unit  (Note 2)                  $  .190330         $    .124374     $  .328855         $    .229843

   Distributions declared
      per unit                                    $     .175         $       .115     $     .275         $       .195


                                See Notes to Financial Statements.

B.  Condensed Balance Sheets

Assets:                                                          October 31, 2000             January 31, 2000
                                                                 ----------------             ----------------
         Cash                                                       $     15,926              $     51,082

         U.S. Government securities,
              at amortized cost (which approximates
              market)                                                  2,879,175                 2,888,947

         Accrued income                                                  867,120                   235,056
         Prepaid insurance                                                 6,741                     4,775
                                                                    ------------              ------------
                                                                    $  3,768,962              $  3,179,860
                                                                    ------------              ------------

         Fixed property, including intangibles,
           at nominal values:

         Amended Assignment of
           Peters Lease                                             $          1              $          1

         Assignment of Cloquet Lease                                           1                         1

         Certificate of beneficial
           interest for 13,120,010
           units of Land Trust                                                 1                         1
                                                                    ------------              ------------
                                                                    $          3              $          3
                                                                    ------------              ------------

                                                                    $  3,768,965              $  3,179,863
                                                                    ============              ============

Liabilities, Unallocated
Reserve and Trust Corpus:

         Liabilities:
           Distribution payable                                     $  2,296,002              $  2,361,602
           Accrued expenses                                                3,000                    54,881
                                                                    ------------              ------------
                                                                    $  2,299,002              $  2,416,483

         Unallocated reserve (Note 3)                                  1,469,960                   763,377
         Trust Corpus                                                          3                         3
                                                                    ------------              ------------
                                                                    $  3,768,965              $  3,179,863
                                                                    ============              ============

                                   See Notes to Financial Statements.

C.  Condensed Statements of Cash  Flows

                                                                             NINE MONTHS ENDED
                                                                                OCTOBER 31,
                                                              -------------------------------------------------
                                                                        2000                     1999
                                                                        ----                     ----
Cash flows from operating activities:
           Royalties received                                      $  3,904,874              $ 2,757,290
           Interest received                                             39,307                   39,954
           Expenses paid                                               (315,506)                (316,018)
                                                                   -------------             -----------
           Net cash provided by
              operating activities                                 $  3,628,675              $ 2,481,226
                                                                   ------------              -----------

Cash flows from investing activities:

           Maturities of
                U.S. Government
                securities                                         $  4,419,967              $ 4,150,006
           Purchases of U.S.
             Government securities                                   (4,410,195)              (4,119,626)
                                                                   -------------             -----------

         Net cash provided by
            investing activities                                   $      9,772              $    30,380
                                                                   ------------              -----------

Cash flows from financing activities:
         Net cash (used in) financing
            activities, distributions
            to Unitholders                                         $ (3,673,603)             $(3,083,203)
                                                                   -------------             -----------

Net (decrease) in cash                                             $    (35,156)             $  (571,597)
Cash, beginning of year                                                  51,082                2,115,273
                                                                   ------------              -----------
Cash, end of quarter                                               $     15,926              $ 1,543,676
                                                                   ============              ===========

Reconciliation of net income
 to net cash provided by
 operating activities:
         Net income                                                $  4,314,586              $ 3,015,542
         (Increase) in accrued income                                  (632,064)                (496,270)
         (Increase) in prepaid insurance                                 (1,966)                  (2,561)
         (Decrease) in accrued expenses                                 (51,881)                 (35,485)
                                                                   -------------             ------------
         Net cash provided by
           Operating activities                                    $  3,628,675              $ 2,481,226
                                                                   ============              ===========

                                  See Notes to Financial Statements.

                                  MESABI TRUST

                          NOTES TO FINANCIAL STATEMENTS

Note 1. The financial statements included herein have been prepared without audit (except for the balance sheet at January 31, 2000) in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Trustees, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the results of operations for the nine months ended October 31, 2000 and 1999, (b) the financial positions at October 31, 2000 and January 31, 2000, and (c) the cash flows for the nine months ended October 31, 2000 and 1999, have been made.

Note 2. Earnings per unit are based on weighted average number of units outstanding during the period (13,120,010 units).

Note 3. The Trustees attempt to maintain $500,000 of liquid assets as part of an Unallocated Reserve. The Unallocated Reserve consists of these liquid assets and accrued revenue (primarily royalties not yet received). At October 31, 2000, the Unallocated Reserve was represented by $602,841 in unallocated cash and U.S. Government securities, and $867,120 of accrued revenue primarily representing royalties not yet received by the Trust but anticipated to be received in January 2001 from Northshore as part of the royalty due with respect to the third fiscal quarter, based upon reported lessee shipping activity for the month of October 2000.

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

           With respect to the selling price component of the overriding royalty calculation, Northshore is obligated to pay to Mesabi Trust royalty bonuses. The royalty bonus is a percentage of the gross proceeds of product shipped from Silver Bay and sold at prices above a threshold price. The threshold price is adjusted on an annual basis for inflation and deflation (but not below $30). The threshold price was $37.29 for calendar year 1997, was $38.21 for calendar year 1998, was $38.22 for calendar year 1999 and is $38.82 for calendar year 2000. The royalty bonus percentage ranges from 1/2 of 1% of the gross proceeds (on all tonnage shipped for sale at prices between the threshold price and $2.00 above the threshold price) to 3% of the gross proceeds on all tonnage shipped for sale at prices $10.00 or more above the threshold price. No royalty bonus has been paid to date.

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

COMPARISON OF THREE MONTHS ENDED OCTOBER 31, 2000 AND OCTOBER 31, 1999

           Mesabi Trust's net income increased to $2,497,125 for the fiscal quarter ended October 31, 2000, as compared to net income of $1,631,788 for the fiscal quarter ended October 31, 1999. Mesabi Trust's gross income for the fiscal quarter ended October 31, 2000 was $2,577,808 consisting of $0 in minimum advance royalty income, $2,485,382 in overriding royalty income, $79,233 in fee royalty income and $13,193 in interest income, as compared to gross income of $1,711,061 consisting of $0 in minimum advance royalty income, $1,630,329 in overriding royalty income, $68,508 in fee royalty income and $12,224 in interest income, for the fiscal quarter ended October 31, 1999. The increase in royalty income was primarily due to increased pellet shipments as compared to the comparable prior period. Mesabi Trust's expenses for the fiscal quarter ended October 31, 2000 were $80,683, compared to expenses of $79,273 for the fiscal quarter ended October 31, 1999.

COMPARISON OF NINE MONTHS ENDED OCTOBER 31, 2000 AND OCTOBER 31, 1999

           Mesabi Trust's net income increased to $4,314,586 for the nine months ended October 31, 2000, as compared to net income of $3,015,542 for the nine months ended October 31, 1999. Mesabi Trust's gross income for the nine months ended October 31, 2000 was $4,576,245, consisting of $0 in minimum advance royalty income, $4,301,670 in overriding royalty income, $242,612 in fee royalty income and $31,963 in interest income, as compared to gross income of $3,293,513 consisting of $0 in minimum advance royalty income, $3,025,926 in overriding royalty income, $234,956 in fee royalty income and $32,631 in interest income, for the nine months ended October 31, 1999. The increase in royalty income was primarily due to increased pellet shipments as compared to the comparable prior period. Mesabi Trust's expenses for the nine months ended October 31, 2000 were $261,659, compared to expenses of $277,971 for the nine months ended October 31, 1999.

           Mesabi Trust's Unallocated Reserve aggregated $1,469,960 at October 31, 2000, as compared with an Unallocated Reserve of $1,170,092 at October 31, 1999. The increase of $299,868 was due to the net effect of: (a) the increase in net income of $1,299,044 during the nine months ended October 31, 2000 as compared with the nine months ended October 31, 1999, (b) the January 31, 2000 unallocated reserve balance of $763,377 was $50,425 higher than the January 31, 1999 unallocated reserve balance of $712,952, and (c) the declared distribution of $.275 per Unit of Beneficial Interest in total was $1,049,601 larger during the nine months ended October 31, 2000 than the declared distribution of $.195 per Unit of Beneficial Interest during the nine months ended October 31, 1999. The Trustees anticipate that the amount of Unallocated Reserve will fluctuate from time to time, depending upon a number of factors, including but not limited to the income for a particular period, the amount and timing of distributions, uncertainty about future royalty income and the uncertainty of future expenses.

ROYALTY COMPARISONS

         The following chart summarizes Mesabi Trust's royalty income for the nine months ended October 31, 2000 and October 31, 1999, respectively:

                                            Nine months Ended October 31,
                                            2000                    1999
                                            ----                    ----
Base overriding royalties               $  4,301,670             $3,025,926
Bonus royalties                                    0                      0
Minimum advance
   royalty paid (recouped)                         0                      0
Fee royalties                                242,612                234,956
                                        ------------           ------------
  Total royalty income                  $  4,544,282             $3,260,882
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

           None.

ITEM 5.    OTHER INFORMATION.

           None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      EXHIBITS.

                  Exhibit
                  Number                    Description
                  ------                    -----------
                  27.1                      Financial Data Schedule

         (b)      REPORTS ON FORM 8-K

                  None.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 MESABI TRUST
                               ------------------------------------------------
                                                 (Registrant)

                               By: BANKERS TRUST COMPANY
                                    Corporate Trustee

                               Principal Administrative Officer and duly authorized signatory:*

Date:  December 14, 2000       By:  /s/ Daniel M. Chipko
                                  ----------------------------------------------
                                          Name:     Daniel M. Chipko
                                          Title:    Associate

*        There are no directors
         or executive officers of
         the registrant.



         EXHIBIT INDEX

         Item No.          Description
         -------           ------------
           27.1            Financial Data Schedule...............Filed herewith.
