Form 10-K405
period 2001-01-31
MESABI TRUST
filed 2001-04-25
CIK 65172

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         ------------------------------
                                    FORM 10-K
(Mark one)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED JANUARY 31, 2001

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________________ to __________________.

                          COMMISSION FILE NUMBER 1-4488
                              --------------------

                                  MESABI TRUST
                 (Name of Small Business Issuer in its Charter)

                NEW YORK                                     13-6022277
    (State or Other Jurisdiction of                       (I.R.S. Employer
     Incorporation or Organization)                     Identification No.)

       C/O BANKERS TRUST COMPANY
    CORPORATE TRUST AND AGENCY GROUP
              P.O. BOX 318
         CHURCH STREET STATION                               10008-0318
           NEW YORK, NEW YORK                                (Zip Code)
(Address of Principal Executive Offices)

                                 (615) 835-2749
                (Issuer's telephone number, including area code)

         Securities registered under Section 12(b) of the Exchange Act:
                  UNITS OF BENEFICIAL INTEREST IN MESABI TRUST

       Securities registered under Section 12(g) of the Exchange Act: NONE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

         As of April 19, 2001, the aggregate market value of the Units of Beneficial Interest held by non-affiliates of the registrant, based on the closing price as reported on the New York Stock Exchange, aggregated approximately $38,954,647*. As of April 19, 2001, 13,120,010 Units of Beneficial Interest were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Certain items in Parts I and II incorporate information by reference from the Annual Report of the Trustees of Mesabi Trust to the Holders of Certificates of Beneficial Interest for the fiscal year ended January 31, 2001, which is annexed hereto and filed herewith as Exhibit 13.1.

-------------------------------------------
* Includes approximately $75,049 representing the market value, as of April 19, 2001, of 25,100 Units of Beneficial Interest the beneficial ownership of which is disclaimed by affiliates (see Item 12 herein).

                                     PART I

ITEM 1.    BUSINESS.

           (a)  GENERAL DEVELOPMENT OF BUSINESS.

           The information under the headings "Mesabi Trust," "The Trust Estate," "Leasehold Royalties" and "Land Trust and Fee Royalties" set forth on pages 9 through 13 of the Annual Report of the Trustees of Mesabi Trust for the fiscal year ended January 31, 2001 (the "Annual Report") is incorporated herein by reference. Certain capitalized terms used below in this Part I are defined in the Annual Report.

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

           The Trust will terminate twenty-one (21) years after the death of the survivor of twenty-five (25) persons named in an exhibit to the Agreement of Trust. The youngest person on this exhibit is now 40 years old.

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

           In its Annual Report for the year ended December 31, 1999 ("CCI's Annual Report"), CCI, parent company of Northshore, the lessee/operator of Mesabi Trust iron ore interests, stated that it was continuing to evaluate whether to build a facility to produce pig iron at CCI's Northshore Mine in Minnesota that would produce premium grade pig iron. CCI's Annual Report stated that while progress has been made in a number of areas on the project, a decision relative to proceeding with this project has been delayed by uncertainty about market conditions and timing of state environmental permitting. Except for its May 2000 announcement regarding environmental permitting for the facility (see below), CCI has made no public disclosure regarding the pig iron facility project since CCI's Annual Report. (CCI made no reference to the project in its Annual Report for the year ended December 31, 2000.) Because of the preliminary nature of this information, the Mesabi Trustees are unable to determine at this time how the addition of a pig iron facility (if the project proceeds) would impact overall revenues of Mesabi Trust. As indicated elsewhere in this report, the Trust's revenues are currently derived almost entirely from iron ore pellet production and sales.

           Following LTV Steel's decision to close the LTV Steel Mining Company's plant at Hoyt Lakes, Minnesota this year, CCI announced in May 2000 that it has asked the Minnesota Pollution Control Agency to delay a decision on environmental permitting for the possible pig iron facility at CCI's Northshore Mine in order to evaluate whether its iron ore pellet production should be increased to meet CCI's future sales requirements. CCI stated that the requested delay should not be interpreted to mean that CCI has abandoned plans for a possible pig iron facility. CCI reported that it will be supplying LTV with a majority of its iron ore pellets over the next 10 years with most of the pellets expected to come from Minnesota sources that are owned or managed by CCI. Besides potential expansion at CCI's Northshore Mine, CCI announced that it is reviewing ways to increase production levels at other CCI-managed mines.

           Additionally, in a press release dated January 9, 2001, CCI announced that it intends to reduce iron ore pellet production at the Northshore Mine by approximately 700,000 tons in 2001. CCI stated that one of the pellet production furnaces at the Northshore Mine would be shut down for an estimated nine month period beginning in January. CCI cited the impact on its customers of perceived unfairly traded imports and the general deterioration in overall steel demand in North America as reasons for the production cutback. No forecast of the volume of shipments of iron ore pellets for 2001 was provided.

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

ITEM 2.    PROPERTIES.

           The information under the heading "The Trust Estate" set forth on page 9 of the Annual Report of the Trustees of Mesabi Trust for the fiscal year ended January 31, 2001 is incorporated herein by reference.

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

           The Trustees have neither made nor caused to be made any surveys or test drillings to ascertain the iron ore reserves on any land subject to the Peters Lease or the Cloquet Lease. However, initial surveys and test drillings made by Mesabi Iron Company many years ago indicated that these lands contained accessible reserves of at least 1-1/2 billion tons of mineable raw material, capable of yielding approximately 500 million tons of concentrated product. In CCI's 2000 Annual Report, CCI estimated that there currently remains enough ore reserve in the Peters and Cloquet Lease Lands to produce concentrated product for 81 years of mining at the then current extraction rates. Little or no commercial ore deposits exist in the Mesabi Lease Lands.

ITEM 3.    LEGAL PROCEEDINGS.

           None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           None.

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS.

           The information set forth in the section titled "Certificates of Beneficial Interest" on page 14 of the Annual Report of the Trustees of Mesabi Trust for the fiscal year ended January 31, 2001 is incorporated herein by reference.

ITEM 6.    SELECTED FINANCIAL DATA.

           The information set forth in the sections titled "Selected Financial Data" and "Reserves and Distributions" on pages 2 and 14, respectively, of the Annual Report of the Trustees of Mesabi Trust for the fiscal year ended January 31, 2001 is incorporated herein by reference.

ITEM 7. TRUSTEE'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

           The information set forth in the sections titled "Trustees' Discussion and Analysis of Financial Condition and Results of Operations," "Income and Expense" and "Reserves and Distributions" on pages 2, 13 and 14, respectively, of the Annual Report of the Trustees of Mesabi Trust for the fiscal year ended January 31, 2001 is incorporated herein by reference.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

           Not applicable.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

           The financial statements, including the independent auditor's report thereon, filed as a part of this report, are presented on pages F-3 through F-6 and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

           The information required by Item 304 of Regulation S-K regarding the change in Mesabi Trust's accountants was previously filed as part of Mesabi Trust's Current Report on Form 8-K filed on August 1, 2000.

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

           The present Trustees of Mesabi Trust and their respective ages, terms in office as Trustees, and business experience during the past five years are set forth in the following table:

                                           Trustee        Business Experience
Name                            Age         Since         During Past Five Years
----                            ---         -----         ----------------------
Bankers Trust Company           N/A         1961          Trust Company

David J. Hoffman                 65         1977          Mining geologist; Until January 1988,
                                                          President of Towne Mines Exploration
                                                          Company, Inc., a privately-held mining
                                                          corporation.

Richard G. Lareau                72         1990          Partner in the law firm of Oppenheimer Wolff
                                                          & Donnelly LLP; Director of Nash Finch
                                                          Company and Northern Technologies
                                                          International Corporation.



Ira A. Marshall, Jr.             78         1976          Private investor and self-employed petroleum
                                                          engineer; Until February 1986, Director and
                                                          Vice President of New American Fund, Inc., a
                                                          closed-end investment trust.

Norman F. Sprague III            53         1981          Private investor; Orthopedic surgeon.

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

           The following table sets forth the cash compensation paid to the Trustees through January 31, 2001, for services in all capacities as Trustees to Mesabi Trust during the fiscal year ended January 31, 2001.

                             CASH COMPENSATION TABLE

Name                          Capacity in Which Served        Cash Compensation
----                          ------------------------        -----------------
Bankers Trust Company           Corporate Trustee                 $     89,765*

David J. Hoffman                Individual Trustee                $     27,265

Richard G. Lareau               Individual Trustee                $     27,265

Ira A. Marshall, Jr.            Individual Trustee                $     27,265

Norman F. Sprague III           Individual Trustee                $     27,265

* Does not include $27,333 of fees and disbursements paid to Bankers Trust Company as registrar and transfer agent of the Units.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND TRUSTEES.

           The following table sets forth information concerning each person known to Mesabi Trust to own beneficially more than 5% of the Trust's Units outstanding as of April 2, 2001. Such information has been obtained from Mesabi Trust's records and a review of statements filed with Mesabi Trust pursuant to
Section 13(d)-102 of the Securities Exchange Act of 1934 through April 2, 2001.

Name and Address                       Amount of Beneficial           Percent of
Of Beneficial Owner(s)                  Ownership of Units               Class
----------------------                  ------------------               -----
Appaloosa Management L.P.,
a Delaware Limited Partnership
and David A. Tepper
26 Main Street                           655,500 (1)                     4.99%
Chatham, New Jersey 07928

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

           The table below sets forth information as to the Units of Beneficial Interest in Mesabi Trust beneficially owned as of March 15, 2001 by the Trustees individually and as a group.

                                   Amount of Beneficial            Percent of
Name                                Ownership of Units                Class
----                                ------------------                -----
Bankers Trust Company (1)                   3,000                 Less than 1%

David J. Hoffman (2)                       38,100                 Less than 1%

Richard G. Lareau (3)                      27,000                 Less than 1%

Ira A. Marshall, Jr. (4)                   51,000                 Less than 1%

Norman F. Sprague III                      12,700                 Less than 1%

All Trustees as a group                   116,800                 Less than 1%

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

(3) Includes 10,000 Units owned by Mr. Lareau's wife, over which Mr. Lareau does not have any investment or voting power and as to which Mr. Lareau disclaims any beneficial ownership.

(4) These Units consist of (a) 50,000 Units owned indirectly by Mr. Marshall through a family trust of which Mr. Marshall is the sole trustee and (b) 1,000 Units over which Mr. Marshall has joint voting and investment power.

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

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a)1. FINANCIAL STATEMENTS:

            The following Financial Statements are incorporated in this reporting reference from the pages noted in our Annual Agreement of Trustees for the Year Ended January 31, 2001:

               Independent Auditor's Reports - pages F-1 through F-2

               Balance Sheets as of January 31, 2001 and 2000 - page F-3

               Statements of Income for the years ended January 31, 2001, 2000 and 1999 - page F-4

               Statements of Unallocated Reserve and Trust Corpus for the years ended January 31, 2001, 2000 and 1999 - page F-5

               Statements of Cash Flows for the years ended January 31, 2001, 2000 and 1999 - page F-6

               Notes to Financial Statements - pages F-7 through F-11

         3.    EXHIBITS:

               Item No.       Item                                        Filing Method
               -------        ----                                        -------------
               3              Agreement of Trust dated as of July 18,
                              1961......................................  Incorporated by reference from Exhibit 3 to Mesabi Trust's Annual Report on Form
                                                                          10-K for the fiscal year ended
                                                                          January 31, 1987.



               3(a)           Amendment to the Agreement of Trust dated
                              as of October 25, 1982....................  Incorporated by reference from Exhibit
                                                                          3(a) to Mesabi Trust's Annual Report on
                                                                          Form 10-K for the fiscal year ended
                                                                          January 31, 1988.

               4              Instruments defining the rights of Trust
                              Certificate Holders.......................  Incorporated by reference from Exhibit 4 to Mesabi Trust's Annual Report on Form
                                                                          10-K for the fiscal year ended
                                                                          January 31, 1987.

               10(a)          Peters Lease..............................  Incorporated by reference from Exhibits
                                                                          10(a) - 10(d) to Mesabi Trust's Annual
                                                                          Report on Form 10-K for the fiscal year
                                                                          ended January 31, 1987.

               10(b)          Amendment Assignment of Peters Lease......  Incorporated by reference from Exhibits
                                                                          10(a) - 10(d) to Mesabi Trust's Annual
                                                                          Report on Form 10-K for the fiscal year
                                                                          ended January 31, 1987.

               10(c)          Cloquet Lease.............................  Incorporated by reference from Exhibits
                                                                          10(a) - 10(d) to Mesabi Trust's Annual
                                                                          Report on Form 10-K for the fiscal year
                                                                          ended January 31, 1987.

               10(d)          Assignment of Cloquet Lease...............  Incorporated by reference from Exhibits
                                                                          10(a) - 10(d) to Mesabi Trust's Annual
                                                                          Report on Form 10-K for the fiscal year
                                                                          ended January 31, 1987.

               10(e)          Modification of Lease and Consent to
                              Assignment dated as of October 22, 1982...  Incorporated by reference from Exhibit
                                                                          10(e) to Mesabi Trust's Annual Report on
                                                                          Form 10-K for the fiscal year ended
                                                                          January 31, 1988.

               10(f)          Amendment of Assignment, Assumption and
                              Further Assignment of Peters Lease........  Incorporated by reference from Exhibit A to Mesabi Trust's Report on Form 8-K
                                                                          dated  August 17, 1989.



               10(g)          Amendment of Assignment, Assumption and
                              Further Assignments of Cloquet Lease......  Incorporated by reference from Exhibit B to Mesabi Trust's Report on Form 8-K
                                                                          dated August 17, 1989.

               13.1           Annual Report of the Trustees of Mesabi
                              Trust for the fiscal year ended January
                              31, 2001..................................  Filed herewith.

               99             Letter to Mesabi Trust Unitholders
                              regarding uncertainty of market
                              conditions in the steel and iron ore
                              industry and the decrease in iron ore
                              pellet production at Northshore...........  Filed herewith.

               (b)            REPORTS ON FORM 8-K FILED IN THE FOURTH
                              QUARTER:

                    A Form 8-K was filed on January 9, 2001 that reported that CCI intends to reduce iron ore pellet production at Northshore by approximately 700,000 tons in 2001.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 19, 2001
                                  MESABI TRUST


                                       By:      Bankers Trust Company
                                                Corporate Trustee

                                       By:     /s/ Daniel M. Chipko
                                             -----------------------------------
                                                Daniel M. Chipko
                                                Associate


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Daniel M. Chipko                   April 19, 2001
-------------------------------
Daniel M. Chipko
Associate
Bankers Trust Company

-------------------------------
David J. Hoffman
Individual Trustee

/s/ Richard G. Lareau                  April 19, 2001
-------------------------------
Richard G. Lareau
Individual Trustee

/s/ Ira A. Marshall, Jr.               April 19, 2001
-------------------------------
Ira A. Marshall, Jr.
Individual Trustee

/s/ Norman F. Sprague III              April 19, 2001
-------------------------------
Norman F. Sprague III
Individual Trustee