Form 10-Q
period 2001-04-30
MESABI TRUST
filed 2001-06-14
CIK 65172

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For The Quarterly Period Ended April 30, 2001 or

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

                                 (615) 835-2749
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes /X/    No / /

As of June 12, 2001, there were 13,120,010 Units of Beneficial Interest in Mesabi Trust outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS  (NOTE 1)


                                                               THREE MONTHS ENDED
                                                                   APRIL 30,
                                                          ---------------------------
                                                            2001               2000
                                                            ----               ----
A.  Condensed Statements of Income

   Revenues:

         Royalty income                            $    476,092            $    433,471
         Interest income                                 13,030                  10,358
                                                   ------------            ------------
                                                   $    489,122            $    443,829
   Expenses                                              66,565                  91,619
                                                   ------------            ------------
   Net income                                      $    422,557            $    352,210
                                                   ============            ============

   Weighted average number
      of units outstanding                           13,120,010              13,120,010

   Net income per unit  (Note 2)                   $     0.0322             $    0.0268

   Distributions declared
      per unit                                     $        ---             $       ---


See Notes to Financial Statements.

B.  Condensed Balance Sheets


                                                                   April 30, 2001              January 31, 2001
                                                                   --------------              ----------------
Assets:

         Cash                                                       $    244,604              $  1,947,696

         U.S. Government securities,
              at amortized cost (which approximates
              market)                                                    678,300                   505,815

         Accrued income                                                  321,289                    98,893
         Prepaid insurance                                                 2,004                     4,347
                                                                    ------------              ------------
                                                                    $  1,246,197              $  2,556,751
                                                                    ------------              ------------
         Fixed property, including
           intangibles, at nominal values:

              Amended Assignment of
                Peters Lease                                        $          1              $          1

              Assignment of Cloquet Lease                                      1                         1

              Certificate of beneficial
               interest for 13,120,010
               Units of Land Trust                                             1                         1
                                                                    ------------              ------------
                                                                    $          3              $          3
                                                                    ------------              ------------
                                                                    $  1,246,200                $2,556,754
                                                                    ============              ============

Liabilities, Unallocated
Reserve and Trust Corpus:

         Liabilities:
           Distribution payable                                     $        ---              $  1,705,601
           Accrued expenses                                               27,722                    55,232
                                                                    ------------              ------------
                                                                    $     27,722              $  1,760,833

         Unallocated reserve (Note 3)                                  1,218,475                   795,918
         Trust Corpus                                                          3                         3
                                                                    ------------              ------------
                                                                    $  1,246,200              $  2,556,754
                                                                    ============              ============


See Notes to Financial Statements.

C.  Condensed Statements of Cash Flows


                                                                             THREE MONTHS ENDED
                                                                                 APRIL 30,
                                                              -------------------------------------------------
                                                                        2001                     2000
                                                                        ----                     ----
Cash flows from operating activities:
           Royalties received                                      $    246,041             $   248,229
           Interest received                                             20,685                  18,063
           Expenses paid                                                (91,732)                (89,067)
                                                                   ------------             -----------
           Net cash provided by
              Operating activities                                 $    174,994             $   177,225
                                                                   ------------             -----------
Cash flows from investing activities:
           Maturities of
                U.S. Government
                Securities                                         $  1,947,486             $ 2,538,836
           Purchases of U.S.
             Government securities                                   (2,119,971)               (155,704)
                                                                   ------------             -----------
         Net cash (used for) provided by
            investing activities                                   $   (172,485)            $ 2,383,132
                                                                   ------------             -----------
Cash flows from financing activities:
         Net cash (used in) financing
            activities, distributions
            to Unitholders                                         $ (1,705,601)            $(2,361,602)
                                                                   ------------             -----------
Net (decrease) increase in cash                                    $ (1,703,092)            $   198,755
Cash, beginning of year                                               1,947,696                  51,082
                                                                   ------------             -----------
Cash, end of quarter                                               $    244,604             $   249,837
                                                                   ============             ===========

Reconciliation of net income
 to net cash provided by
 operating activities:
         Net income                                                $    422,557             $   352,210
         (Increase) in accrued income                                  (222,396)               (177,535)
         Decrease in prepaid insurance                                    2,343                   2,588
         (Decrease) in accrued expenses                                 (27,510)                    (38)
                                                                   ------------             -----------
         Net cash provided by
           operating activities                                    $    174,994             $   177,225
                                                                   ============             ===========



See Notes to Financial Statements.

                                  MESABI TRUST

                          NOTES TO FINANCIAL STATEMENTS

Note 1. The financial statements included herein have been prepared without audit (except for the balance sheet at January 31, 2001) in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Trustees, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the results of operations for the three months ended April 30, 2001 and 2000, (b) the financial positions at April 30, 2001 and January 31, 2001, and (c) the cash flows for the three months ended April 30, 2001 and 2000, have been made.

Note 2. Earnings per unit are based on weighted average number of units outstanding during the period (13,120,010 units).

Note 3. The Trustees attempt to maintain $600,000 of liquid assets as part of an Unallocated Reserve. The Unallocated Reserve consists of these liquid assets and accrued revenue (primarily royalties not yet received). At April 30, 2001, the Unallocated Reserve was represented by $902,996 in unallocated cash and U.S. Government securities, and $315,479 of accrued revenue primarily representing royalties not yet received by the Trust but anticipated to be received in July 2001 from Northshore as part of the royalty due with respect to the first fiscal quarter, based upon reported lessee shipping activity for the month of April 2001.

ITEM 2. TRUSTEES' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING INFORMATION

        Certain statements contained in this document are forward-looking, including specifically those statements estimating calendar year 2001 production or shipments. All such forward-looking statements are based on input from the lessee/operator. The Trust has no control over the operations and activities of the lessee/operator except within the framework of current agreements. Actual results could differ materially from those indicated in such statements. Important factors that could cause actual results to differ materially include those listed in "Important Factors Affecting Mesabi Trust" below.

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

        With respect to the selling price component of the overriding royalty calculation, Northshore is obligated to pay to Mesabi Trust royalty bonuses. The royalty bonus is a percentage of the gross proceeds of product shipped from Silver Bay and sold at prices above a threshold price. The threshold price is adjusted on an annual basis for inflation and deflation (but not below $30). The threshold price was $38.22 for calendar year 1999, $38.82 for calendar year 2000 and is $39.82 for calendar year 2001. The royalty bonus percentage ranges from 1/2 of 1% of the gross proceeds (on all tonnage shipped for sale at prices between the threshold price and $2.00 above the threshold price) to 3% of the gross proceeds on all tonnage shipped for sale at prices $10.00 or more above the threshold price. No royalty bonus has been paid to date.

        Generally, Northshore's obligation to pay base overriding royalties and royalty bonuses with respect to the sale of iron ore products accrues upon the shipment of those products from Silver Bay. However, regardless of whether any shipment has occurred, Northshore is obligated to pay to Mesabi Trust a minimum advance royalty. Each year, the amount of the minimum advance royalty is adjusted for inflation and deflation (but not below $500,000 per annum). Advance royalties payable were $637,044 for calendar year 1999, were $647,282 for calendar year 2000 and are $663,682 for calendar year 2001. Until overriding royalties (and royalty bonuses, if any) for a particular year equal or exceed the minimum advance royalty for the year, Northshore must make quarterly payments of up to 25% of the minimum advance royalty for the year. Because advance minimum royalties are essentially prepayments of base overriding and bonus royalties earned each year, any advance minimum royalties paid in a fiscal quarter are recouped by credits against base overriding and bonus royalties earned in later fiscal quarters during the year. Historically, advance minimum royalties have been paid in the first fiscal quarter and recouped in the second fiscal quarter.

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

        Earlier this year, CCI announced a reduction in iron ore pellet production at the Northshore Mine by approximately 700,000 tons in 2001. One of the pellet production furnaces at the Northshore Mine has been shut down since January 2001 and will remain idle through approximately September 2001. CCI cited the impact on its customers of perceived unfairly traded imports and the general deterioration in overall steel demand in North America as reasons for the production cutback. On May 11, 2001, CCI announced that possible additional production cutbacks at the Northshore Mine, and several other CCI mines in Michigan, were currently under review. No forecast of the volume of shipments of iron ore pellets for 2001 was provided.

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

IMPORTANT FACTORS AFFECTING MESABI TRUST

        The Agreement of Trust specifically prohibits the Trustees from entering into or engaging in any business. This prohibition seemingly applies even to business activities the Trustees deem necessary or proper for the preservation and protection of the Trust Estate. Accordingly, the Trustees' activities in connection with the administration of Trust assets are limited to collecting income, paying expenses and liabilities, distributing net income and protecting and conserving the assets held.

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

4. PERCENTAGE OF MESABI TRUST ORE. As described elsewhere in this Report, Northshore has the ability to process and ship iron ore product from lands other than Mesabi Trust lands. In certain circumstances, the Trust may be entitled to royalties on those other shipments, but not in all cases. In general, the Trust will receive higher royalties (assuming all other factors are equal) if a higher percentage of shipments are from Mesabi Trust lands. The percentages of shipments that came from Mesabi Trust lands were 99.8%, 98.9%, 99.3%, 98.3% and 98.4% in calendar years 2000, 1999, 1998, 1997 and 1996, respectively.

5. UNCERTAINTY OF MARKET CONDITIONS IN THE STEEL AND IRON ORE INDUSTRY. After a modest improvement in the first half of 2000, North American steel industry fundamentals deteriorated significantly in the second half of the year. Weak steel demand, steel industry consolidation and price decreases attributable to slowing economies in the United States and Canada, high volumes of steel imports, and significantly rising energy costs have caused crisis conditions and uncertainty in the North American steel and iron ore industry. Such current conditions in the steel and iron ore industry could have an adverse impact on the royalties that will be paid to the Trust during 2001.

COMPARISON OF THREE MONTHS ENDED APRIL 30, 2001 AND APRIL 30, 2000

        Mesabi Trust's net income increased to $422,557 for the three months ended April 30, 2001, as compared to net income of $352,210 for the three months ended April 30, 2000. Mesabi Trust's gross income for the three months ended April 30, 2001 was $489,122, consisting of $401,694 in minimum advance royalty income, $0 in overriding royalty income, $74,398 in fee royalty income and $13,030 in interest income, as compared to gross income of $443,829 consisting of $352,649 in minimum advance royalty income, $0 in overriding royalty income, $89,464 in fee royalty income and $12,029 in interest income, for the three months ended April 30, 2000. The increase in royalty income was primarily due to increased minimum advance royalty payments as compared to the comparable prior period. Mesabi Trust's expenses for the three months ended April 30, 2001 were $66,565, compared to expenses of $91,619 for the three months ended April 30, 2000.

        Mesabi Trust's Unallocated Reserve aggregated $1,218,475 at April 30, 2001, as compared with an Unallocated Reserve of $1,115,587 at April 30, 2000. The increase of $102,888 was due to the net effect of: (a) the increase in net income of $70,347 during the three months ended April 30, 2001 as compared with the three months ended April 30, 2000 and (b) the January 31, 2001 unallocated reserve balance of $795,918 was $32,541 higher than the January 31, 2000 unallocated reserve balance of $763,377. The Trustees anticipate that the amount of Unallocated Reserve will fluctuate from time to time, depending upon a number of factors, including but not limited to the income for a particular period, the amount and timing of distributions, uncertainty about future royalty income and the uncertainty of future expenses.

ROYALTY COMPARISONS

      The following chart summarizes Mesabi Trust's royalty income for the three months ended April 30, 2001 and April 30, 2000, respectively:


                                             Three months Ended April 30,
                                            2001                    2000
                                            ----                    ----
Base overriding royalties               $    291,080               $352,649
Bonus royalties                                    0                      0
Minimum advance
   royalty paid (recouped)                   110,614                      0
Fee royalties                                 74,398                 89,464
                                        ------------               --------
  Total royalty income                  $    476,092               $433,471
                                        ============               ========


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

            None.

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

                                                    MESABI TRUST
                                     -------------------------------------------
                                                 (Registrant)

                                     By: BANKERS TRUST COMPANY
                                        Corporate Trustee
                                     Principal Administrative Officer and duly
                                     authorized signatory:*

Date:  June 12, 2001                By:  /s/ Rodney Gaughan
                                       -----------------------------------------
                                            Name:  Rodney Gaughan
                                            Title: Associate

*     There are no directors
      or executive officers of
      the registrant.