Form 10-Q
period 2001-07-31
MESABI TRUST
filed 2001-09-14
CIK 65172

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q



(Mark One)

   /X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For The Quarterly Period Ended July 31, 2001 or

   / / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from               to
                                        -------------    -------------
Commission File Number:  1-4488


                                  MESABI TRUST
             (Exact name of registrant as specified in its charter)

             NEW YORK                                    13-6022277
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

As of August 31, 2001, there were 13,120,010 Units of Beneficial Interest in Mesabi Trust outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (NOTE 1)



                                                            THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                 JULY 31,                             JULY 31,
                                                      ------------------------------        -------------------------------
                                                          2001              2000               2001                2000
                                                          ----              ----               ----                ----
A.  Condensed Statements of Income

   Revenues:

         Royalty income                               $ 1,029,181        $ 1,546,196        $ 1,505,273         $ 1,979,666
         Interest income                                   11,513              8,414             24,543              18,771
                                                      -----------        -----------        -----------         -----------
                                                      $ 1,040,694        $ 1,554,610        $ 1,529,816         $ 1,998,437

   Expenses                                                60,982             89,358            127,547             180,976
                                                      -----------        -----------        -----------         -----------

   Net income                                         $   979,712        $ 1,465,252        $ 1,402,269         $ 1,817,461
                                                      ===========        ===========        ===========         ===========

   Weighted average number
      of units outstanding                             13,120,010         13,120,010         13,120,010          13,120,010

   Net income per unit (Note 2)                       $  0.074673        $  0.111681        $  0.106880         $  0.138526

   Distributions declared
      per unit                                        $     0.070        $     0.100        $     0.070         $     0.100









See Notes to Financial Statements.

B. Condensed Balance Sheets



                                                                  JULY 31, 2001         JANUARY 31, 2001
                                                                  -------------         ----------------
Assets:

         Cash                                                       $  886,965              $1,947,696

         U.S. Government securities,
              at amortized cost (which approximates
              market)                                                  834,048                 505,815

         Accrued income                                                487,274                  98,893
         Prepaid insurance                                                   0                   4,347
                                                                    ----------              ----------
                                                                    $2,208,287              $2,556,751
                                                                    ----------              ----------

         Fixed property, including
            intangibles, at nominal values:

              Amended Assignment of
                Peters Lease                                        $        1              $        1

              Assignment of Cloquet Lease                                    1                       1

              Certificate of beneficial
               interest for 13,120,010
               Units of Land Trust                                           1                       1
                                                                    ----------              ----------
                                                                    $        3              $        3
                                                                    ----------              ----------

                                                                    $2,208,290              $2,556,754
                                                                    ==========              ==========


Liabilities, Unallocated
Reserve and Trust Corpus:

         Liabilities:
           Distribution payable                                     $  918,401              $1,705,601
           Accrued expenses                                             10,099                  55,232
                                                                    ----------              ----------
                                                                    $  928,500              $1,760,833

         Unallocated reserve (Note 3)                                1,279,787                 795,918
         Trust Corpus                                                        3                       3
                                                                    ----------              ----------
                                                                    $2,208,290              $2,556,754
                                                                    ==========              ==========


See Notes to Financial Statements.

C. Condensed Statements of Cash Flows



                                                                              SIX MONTHS ENDED
                                                                                  JULY 31,
                                                                   ------------------------------------
                                                                       2001                    2000
                                                                       ----                    ----
Cash flows from operating activities:
           Royalties received                                      $ 1,119,898             $ 1,594,318
           Interest received                                            21,538                  18,752
           Expenses paid                                              (168,332)               (204,667)
                                                                   -----------             -----------
           Net cash provided by
              Operating activities                                 $   973,104             $ 1,408,403
                                                                   ===========             ===========
Cash flows from investing activities:
           Maturities of
              U.S. Government
              Securities                                           $ 2,494,820             $ 2,866,147
           Purchases of U.S.
              Government securities                                 (2,823,054)               (611,494)
                                                                   -----------             -----------

         Net cash (used for) provided by
           investing activities                                    $  (328,234)            $ 2,254,653
                                                                   ===========             ===========

Cash flows from financing activities:
         Net cash (used in) financing
            activities, distributions
            to Unitholders                                         $(1,705,601)            $(2,361,602)
                                                                   -----------             -----------

Net (decrease) increase in cash                                    $(1,060,731)            $ 1,301,454
Cash, beginning of year                                              1,947,696                  51,082
                                                                   -----------             -----------
Cash, end of quarter                                               $   886,965             $ 1,352,536
                                                                   ===========             ===========

Reconciliation of net income
 to net cash provided by
 operating activities:
         Net income                                                $ 1,402,269             $ 1,817,461
         (Increase) in accrued income                                 (388,380)               (385,368)
         Decrease in prepaid insurance                                   4,347                   4,775
         (Decrease) in accrued expenses                                (45,132)                (28,466)
                                                                   -----------             -----------
         Net cash provided by
           operating activities                                    $   973,104             $ 1,408,403
                                                                   ===========             ===========


See Notes to Financial Statements.

                                  MESABI TRUST

                          NOTES TO FINANCIAL STATEMENTS

Note 1. The financial statements included herein have been prepared without audit (except for the balance sheet at January 31, 2001) in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Trustees, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the results of operations for the six months ended July 31, 2001 and 2000, (b) the financial positions at July 31, 2001 and January 31, 2001, and (c) the cash flows for the six months ended July 31, 2001 and 2000, have been made.

Note 2. Earnings per unit are based on weighted average number of units outstanding during the period (13,120,010 units).

Note 3. The Trustees attempt to maintain at least $600,000 of liquid assets as part of an Unallocated Reserve. The actual amount may vary from quarter to quarter depending upon conditions in the industry and the judgment of the trustees. The Unallocated Reserve consists of these liquid assets and accrued revenue (primarily royalties not yet received). At July 31, 2001, the Unallocated Reserve was represented by $808,983 in unallocated cash and U.S. Government securities, and $470,804 of accrued revenue primarily representing royalties not yet received by the Trust but anticipated to be received in October 2001 from Northshore as part of the royalty due with respect to the second fiscal quarter, based upon reported lessee shipping activity for the month of July 2001.

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

         In its Annual Report for the year ended December 31, 1999 ("CCI's Annual Report"), Cleveland-Cliffs Inc., parent company of Northshore, the lessee/operator of Mesabi Trust iron ore interests, stated that it was continuing to evaluate whether to build a facility to produce pig iron at CCI's Northshore Mine in Minnesota that would produce premium grade pig iron. CCI's Annual Report stated that while progress has been made in a number of areas on the project, a decision relative to proceeding with this project has been delayed by uncertainty about market conditions and timing of state environmental permitting. Except for its May 2000 announcement regarding environmental permitting for the facility (see below), CCI has made no public disclosure regarding the pig iron facility project since CCI's Annual Report. (CCI made no reference to the project in its Annual Report for the year ended December 31, 2000.) Because of the preliminary nature of this information, the Mesabi Trustees are unable to determine at this time how the addition of a pig iron facility (if the project proceeds) would impact overall revenues of Mesabi Trust. As indicated elsewhere in this report, the Trust's revenues are currently derived almost entirely from iron ore pellet production and sales.

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

         Earlier this year, CCI announced a reduction in iron ore pellet production at the Northshore Mine by approximately 700,000 tons in 2001. One of the pellet production furnaces at the Northshore Mine has been shut down since January 2001 and will remain idle through approximately September 2001. CCI cited the impact on its customers of perceived unfairly traded imports and the general deterioration in overall steel demand in North America as reasons for the production cutback. On May 11, 2001, CCI announced that possible additional production cutbacks at the Northshore Mine, and several other CCI mines in Michigan, were currently under review and on July 12, 2001, CCI announced another reduction in iron ore pellet production at the Northshore Mine by approximately 500,000 additional tons in 2001. No forecast of the volume of shipments of iron ore pellets for 2001 was provided.

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

5. UNCERTAINTY OF MARKET CONDITIONS IN THE STEEL AND IRON ORE INDUSTRY. After a modest improvement in the first half of 2000, North American steel industry fundamentals deteriorated significantly in the second half of the year. Weak steel demand, steel industry consolidation and price decreases attributable to slowing economies in the United States and Canada, high volumes of steel imports, and significantly rising energy costs have caused crisis conditions and uncertainty in the North American steel and iron ore industry. Such current conditions in the steel and iron ore industry are having an adverse impact on the royalties that are being paid to the Trust during 2001 and will possibly impact royalties during subsequent periods.

COMPARISON OF THREE MONTHS ENDED JULY 31, 2001 AND JULY 31, 2000

         Mesabi Trust's net income decreased to $979,712 for the three months ended July 31, 2001, as compared to net income of $1,465,252 for the three months ended July 31, 2000. Mesabi Trust's gross income for the three months ended July 31, 2001 was $1,040,694, consisting of $0 in minimum advance royalty income, $957,653 in overriding royalty income, $71,528 in fee royalty income and $11,513 in interest income, as compared to gross income of $1,554,610 consisting of $0 in minimum advance royalty income, $1,463,638 in overriding royalty income, $82,558 in fee royalty income and $8,414 in interest income, for the three months ended July 31, 2000. The decrease in royalty income was primarily due to decreased pellet shipments and a lower average sales price per ton as compared to the comparable prior period. Mesabi Trust's expenses for the three months ended July 31, 2001 were $60,982, compared to expenses of $89,358 for the three months ended July 31, 2000.

COMPARISON OF SIX MONTHS ENDED JULY 31, 2001 AND JULY 31, 2000

         Mesabi Trust's net income decreased to $1,402,269 for the six months ended July 31, 2001, as compared to net income of $1,817,461 for the six months ended July 31, 2000. Mesabi Trust's gross income for the six months ended July 31, 2001 was $1,529,816, consisting of $1,469,961 in overriding royalty income less $110,614 of recouped minimum advance royalty income, $145,926 in fee royalty income and $24,543 in interest income, as compared to gross income of $1,998,437 consisting of $0 in minimum advance royalty income, $1,816,287 in overriding royalty income, $163,379 in fee royalty income and $18,771 in interest income, for the six months ended July 31, 2000. The decrease in royalty income was primarily due to decreased pellet shipments as compared to the comparable prior period. Mesabi Trust's expenses for the six months ended July 31, 2001 were $127,547, compared to expenses of $180,976 for the six months ended July 31, 2000.

         Mesabi Trust's Unallocated Reserve aggregated $1,279,787 at July 31, 2001, as compared with an Unallocated Reserve of $1,268,837 at July 31, 2000. The increase of $10,950 was due to the net effect of: (a) a decrease in the total declared distributions of $0.03 per Unit of Beneficial Interest in total was $393,601, from the six month period ended July 31, 2000 to the six month period ending July 31, 2000,

(b) the January 31, 2001 unallocated reserve balance of $795,918 was $32,541 higher than the January 31, 2000 unallocated reserve balance of $763,377, and
(c) the decrease in net income of $415,192 during the six months ended July
31, 2001 as compared with the six months ended July 31, 2000. The Trustees anticipate that the amount of Unallocated Reserve will fluctuate from time to time, depending upon a number of factors, including but not limited to the income for a particular period, the amount and timing of distributions, uncertainty about future royalty income and the uncertainty of future expenses.

ROYALTY COMPARISONS

       The following chart summarizes Mesabi Trust's royalty income for the six months ended July 31, 2001 and July 31, 2000, respectively:



                                            Six months Ended July 31,
                                          2001                    2000
                                          ----                    ----
Base overriding royalties               $1,469,961             $1,816,287
Bonus royalties                                  0                      0
Minimum advance
   royalty paid (recouped)                (110,614)                     0
Fee royalties                              145,926                163,379
                                        ----------             ----------
  Total royalty income                  $1,505,273             $1,979,666
                                        ==========             ==========


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

           None.

ITEM 5.    OTHER INFORMATION.

           None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      EXHIBITS.

                  None.

         (b)      REPORTS ON FORM 8-K

                  On July 13, 2001, Mesabi Trust filed a Current Report on Form 8-K regarding a related announcement by Cleveland-Cliffs, Inc. of a possible reduction of iron ore pellet production at Northshore.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     MESABI TRUST
                                   --------------------------------------------
                                                     (Registrant)


                                   By: BANKERS TRUST COMPANY
                                       Corporate Trustee
                                   Principal Administrative Officer and duly
                                   authorized signatory:*



Date:  September 13, 2001          By: /s/ Rodney Gaughan
                                      -----------------------------------------
                                            Name:    Rodney Gaughan
                                            Title:   Associate


*    There are no directors
     or executive officers of
     the registrant.