Form 10-Q
period 2001-10-31
MESABI TRUST
filed 2001-12-17
CIK 65172

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For The Quarterly Period Ended October 31, 2001 or

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______________  to _________________

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

As of November 30, 2001, there were 13,120,010 Units of Beneficial Interest in Mesabi Trust outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS  (NOTE 1)


                                                           THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                               OCTOBER 31,                          OCTOBER 31,
                                                         2001               2000              2001               2000
                                                         ----               ----              ----               ----
A.  Condensed Statements of Income

   Revenues:

         Royalty income                             $1,641,090         $2,564,615        $3,146,363         $4,544,282
         Interest income                                12,932             13,193            37,475             31,963
                                                     ----------         ---------        ----------          ---------
                                                    $1,654,022         $2,577,808        $3,183,838         $4,576,245

   Expenses                                             79,660             80,683           207,207            261,659
                                                     ---------          ---------        ----------          ---------

   Net income                                       $1,574,362         $2,497,125        $2,976,631         $4,314,586
                                                    ==========         ==========        ==========         ==========

   Number of units outstanding                      13,120,010         13,120,010        13,120,010         13,120,010

   Net income per unit  (Note 2)                    $  .119997         $  .190330        $  .226877         $  .328855

   Distributions declared
      per unit                                      $     .105         $     .175        $     .175         $     .275












See Notes to Financial Statements.

B.  Condensed Balance Sheets


Assets:                                                          October 31, 2001         January 31, 2001
                                                                 ----------------         ----------------

         Cash                                                       $1,657,996              $1,947,696

         U.S. Government securities,
              at amortized cost (which approximates
              market)                                                  721,190                 505,815

         Accrued income                                                481,568                  98,893
         Prepaid insurance                                               6,741                   4,347
                                                                    ----------              ----------
                                                                    $2,867,495              $2,556,751
                                                                    ----------              ----------

         Fixed property, including
           intangibles, at nominal values:

              Amended Assignment of
                Peters Lease                                        $        1              $        1

              Assignment of Cloquet Lease                                    1                       1

              Certificate of beneficial
               interest for 13,120,010
               Units of Land Trust                                           1                       1
                                                                    ----------              ----------
                                                                    $        3              $        3
                                                                    ----------              ----------

                                                                    $2,867,498              $2,556,754
                                                                    ==========              ==========

Liabilities, Unallocated
Reserve and Trust Corpus:

         Liabilities:
           Distribution payable                                     $1,377,601              $1,705,601
           Accrued expenses                                             13,347                  55,232
                                                                    ----------              ----------
                                                                    $1,390,948              $1,760,833

         Unallocated reserve (Note 3)                                1,476,547                 795,918
         Trust Corpus                                                        3                       3
                                                                    ----------              ----------
                                                                    $2,867,498              $2,556,754
                                                                    ==========              ==========


See Notes to Financial Statements.

C.  Condensed Statements of Cash Flows

                                                                             NINE MONTHS ENDED
                                                                                OCTOBER 31,
                                                                --------------------------------------------
                                                                        2001                     2000
                                                                        ----                     ----
Cash flows from operating activities:
           Royalties received                                      $  2,758,672            $  3,904,874
           Interest received                                             42,491                  39,307
           Expenses paid                                               (251,486)               (315,506)
                                                                   -------------           -------------
           Net cash provided by
              Operating activities                                 $  2,549,677            $  3,628,675
                                                                   -------------           -------------

Cash flows from investing activities:
           Maturities of
              U.S. Government
              Securities                                           $  3,410,580            $  4,419,967
           Purchases of U.S.
              Government securities                                  (3,625,955)             (4,410,195)
                                                                   -------------           -------------

         Net cash (used for) provided by
           investing activities                                    $   (215,375)           $      9,772
                                                                   -------------           -------------

Cash flows from financing activities:
         Net cash (used in) financing
            activities, distributions
            to Unitholders                                         $ (2,624,002)           $  (3,673,603)
                                                                   -------------           -------------

Net (decrease) increase in cash                                    $   (289,700)           $    (35,156)
Cash, beginning of year                                               1,947,696                  51,082
                                                                   -------------           -------------
Cash, end of quarter                                               $  1,657,996            $     15,926
                                                                   =============           =============

Reconciliation of net income
  to net cash provided by
  operating activities:
         Net income                                                $  2,970,106            $  4,314,586
         (Increase) in accrued income                                  (382,675)               (632,064)
         Decrease in prepaid insurance                                   (2,394)                 (1,966)
         (Decrease) in accrued expenses                                 (35,360)                (51,881)
                                                                   -------------           -------------
         Net cash provided by
           operating activities                                    $  2,549,677            $  3,628,675
                                                                   =============           =============


See Notes to Financial Statements.

                                  MESABI TRUST

                          NOTES TO FINANCIAL STATEMENTS

Note 1. The financial statements included herein have been prepared without audit (except for the balance sheet at January 31, 2001) in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Trustees, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the results of operations for the nine months ended October 31, 2001 and 2000, (b) the financial positions at October 31, 2001 and January 31, 2001, and (c) the cash flows for the nine months ended October 31, 2001 and 2000, have been made.

Note 2. Earnings per unit are based on weighted average number of units outstanding during the period (13,120,010 units).

Note 3. The Trustees have determined to maintain an Unallocated Reserve of at least $850,000 in liquid assets. The amount of the Unallocated Reserve has been increased over this past calendar year reflecting concern over the general decline and uncertainties in the steel and iron ore industry. The actual amount of such Unallocated Reserve may vary from quarter to quarter depending upon conditions in the industry and the judgment of the Trustees. The Unallocated Reserve consists of these liquid assets and accrued revenue (primarily royalties not yet received). At October 31, 2001, the Unallocated Reserve was represented by $994,979 in unallocated cash and U.S. Government securities, and $481,568 of accrued revenue primarily representing royalties not yet received by the Trust but anticipated to be received in January 2002 from Northshore as part of the royalty due with respect to the third fiscal quarter, based upon reported lessee shipping activity for the month of October 2001.

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

      CURRENT DEVELOPMENTS

      Earlier this year, CCI made several announcements of reductions in iron ore pellet production at the Northshore's pellet plant at Silver Bay, Minnesota, which processes iron ore produced at Mesabi Trust's Peter Mitchell Mine. Most recently, on November 7, 2001, Northshore announced that a previously scheduled eight-week curtailment in pellet production would be extended one additional week, and that Northshore operations are expected to resume on December 15, 2001. These production curtailments have resulted in a revised estimate of iron ore pellet production for the current year at the Northshore plant of approximately 2.8 million tons. As reasons for each production cutback, CCI or Northshore cited the impact on their customers of perceived unfairly traded imports and the general deterioration in overall steel demand in North America. No forecast of the volume of shipments of iron ore pellets for 2001 was provided.

      On November 14, 2001, CCI announced that it entered into a Memorandum of Understanding with Mesabi Nugget LLC and other parties to participate in the Mesabi Nugget Project. Final agreement on the project is anticipated by CCI to be reached by the end of January 2002. The project's objective is to develop a new iron making technology (Kobe Steel's ITmk3 process) for converting iron ore into nearly pure iron nugget form. The project's initial phase is currently in progress. It includes permitting and preliminary engineering for a pilot demonstration plant, development of project agreements, and due diligence reviews by the project participants. If phase one is successful, CCI indicated it will consider a second phase, which includes hosting a pilot plant at NorthShore's facility in Silver Bay in order to test and develop the process for commercial application and collection of data for environmental review. Although Mesabi Trust is not a direct party to this project and its involvement in this project was not solicited, it appears that the project will involve the use of iron ore from the Mesabi Trust lands. CCI indicated that iron nuggets from this new process would be used as an alternative or supplement to pig iron in the steel making process. Based on the information available to the Mesabi Trustees at this time, the Trustees are not able to appropriately project the impact on royalties that would be received by the

Mesabi Trust in the future, even if the iron nugget project successfully achieves commercialization. CCI has not reported any update on its several years old announcement that it was evaluating whether to build a facility at NorthShore's Silver Bay location to produce premium grade pig iron through a direct reduced iron process.

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

COMPARISON OF THREE MONTHS ENDED OCTOBER 31, 2001 AND OCTOBER 31, 2000

      Mesabi Trust's net income decreased to $1,574,362 for the three months ended October 31, 2001, as compared to net income of $2,497,125 for the three months ended October 31, 2000. Mesabi Trust's gross income for the three months ended October 31, 2001 was $1,654,022, consisting of $0 in minimum advance royalty income, $1,587,277 in overriding royalty income, $53,813 in fee royalty income and $12,932 in interest income, as compared to gross income of $2,577,808 consisting of $0 in minimum advance royalty income, $2,485,382 in overriding royalty income, $79,233 in fee royalty income and $13,193 in interest income, for the three months ended October 31, 2000. The decrease in royalty income was primarily due to decreased pellet shipments as compared to the comparable prior period. Mesabi Trust's expenses for the three months ended October 31, 2001 were $79,660, compared to expenses of $80,683 for the three months ended October 31, 2000.

COMPARISON OF NINE MONTHS ENDED OCTOBER 31, 2001 AND OCTOBER 31, 2000

      Mesabi Trust's net income decreased to $2,976,631 for the nine months ended October 31, 2001, as compared to net income of $4,314,586 for the nine months ended October 31, 2000. Mesabi Trust's gross income for the nine months ended October 31, 2001 was $3,183,838, consisting of $0 in minimum advance royalty income, $2,946,624 in overriding royalty income, $199,739 in fee royalty income and $37,475 in interest income, as compared to gross income of $4,576,245 consisting of $0 in minimum advance royalty income, $4,301,670 in overriding royalty income, $242,612 in fee royalty income and $31,963 in interest income, for the nine months ended October 31, 2000. The decrease in royalty income was primarily due to decreased pellet shipments as compared to the comparable prior period. Mesabi Trust's expenses for the nine months ended October 31, 2001 were $207,207, compared to expenses of $261,659 for the nine months ended October 31, 2000.

      Mesabi Trust's Unallocated Reserve aggregated $1,476,547 at October 31, 2001, as compared with an Unallocated Reserve of $1,469,960 at October 31, 2000. The increase of $6,587 was due to the net effect of: (a) a decrease in the total declared distributions of $0.10 per Unit of Beneficial Interest in total was $1,312,001, from the nine month period ended October 31, 2000 to the nine month period ended October 31, 2000, (b) the January 31, 2001 unallocated reserve balance of $795,918 was $32,541 higher than the January 31, 2000 unallocated reserve balance of $763,377, and (c) the decrease in net income of $1,337,955 during the nine months ended October 31, 2001 as compared with the nine months ended October 31, 2000. The Trustees anticipate that the amount of Unallocated Reserve will fluctuate from time to time, depending upon a number of factors, including but not limited to the income for a particular period, the amount and timing of distributions, uncertainty about future royalty income and the uncertainty of future expenses.

ROYALTY COMPARISONS

      The following chart summarizes Mesabi Trust's royalty income for the nine months ended October 31, 2001 and October 31, 2000, respectively:

                                Nine months Ended October 31,
                                    2001             2000
                                    ----             ----
      Base overriding
      royalties                 $2,946,624       $4,301,670
      Bonus royalties                    0                0
      Minimum advance
        royalty paid
      (recouped)                         0                0
      Fee royalties                199,739          242,612
                                 ---------        ---------
        Total royalty income     $3,146,363      $4,544,282
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

                                                   MESABI TRUST
                                     -------------------------------------------
                                                   (Registrant)

                                     By: BANKERS TRUST COMPANY
                                         Corporate Trustee
                                     Principal Administrative Officer and duly
                                     authorized signatory:*


Date: December 14, 2001            By: /s/ Rodney Gaughan
                                       ---------------------------------------
                                             Name:  Rodney Gaughan
                                             Title: Associate

*     There are no directors
      or executive officers of
      the registrant.