Form 10-K
period 2002-01-31
MESABI TRUST
filed 2002-04-24
CIK 65172

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

                   FOR THE FISCAL YEAR ENDED JANUARY 31, 2002

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

C/O DEUTSCHE BANK TRUST COMPANY AMERICAS
 CORPORATE TRUST & AGENCY SERVICES - GDS
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     As of April 15, 2002, the aggregate market value of the Units of Beneficial Interest held by non-affiliates of the registrant, based on the closing price as reported on the New York Stock Exchange, aggregated approximately $51,964,840*. As of April 15, 2002, 13,120,010 Units of Beneficial Interest were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Certain items in Parts I and II incorporate information by reference from the Annual Report of the Trustees of Mesabi Trust to the Holders of Certificates of Beneficial Interest for the fiscal year ended January 31, 2001, which is annexed hereto and filed herewith as Exhibit 13.1.

----------
* Includes approximately $100,400 representing the market value, as of April 15, 2002, of 25,100 Units of Beneficial Interest the beneficial ownership of which is disclaimed by affiliates (see Item 12 herein).

                                     PART I

ITEM 1.  BUSINESS.

     (a) GENERAL DEVELOPMENT OF BUSINESS.

     The information under the headings "Mesabi Trust," "The Trust Estate," "Leasehold Royalties" and "Land Trust and Fee Royalties" set forth on pages 8 through 12 of the Annual Report of the Trustees of Mesabi Trust for the fiscal year ended January 31, 2002 (the "Annual Report") is incorporated herein by reference. Certain capitalized terms used below in this Part I are defined in the Annual Report.

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

     The Trust will terminate twenty-one (21) years after the death of the survivor of twenty-five (25) persons named in an exhibit to the Agreement of Trust. The youngest person on this exhibit is now 41 years old.

     (b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.

     Substantially all of the Trust's revenue, operating profits and assets relate to one business segment--iron ore mining. The information under the heading "Selected Financial Data" set forth on page 2 of the Annual Report of the Trustees of Mesabi Trust for the fiscal year ended January 31, 2002 is incorporated herein by reference.

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

     Leasehold royalty income constitutes the principal source of the Trust's revenue, which comprised 98.7%, 99.2% and 99.2% of the total revenue of the Trust in 2002, 2001 and 2000, respectively. Royalty rates are determined in accordance with the terms of Mesabi Trust's leases and assignments of leases. Until August 17, 1989, the overriding royalty was based on the quantity and iron content of pellets shipped by Reserve Mining Company ("Reserve") from Mesabi Trust lands, although Mesabi Trust did not receive any royalty income from May 1986 until July 1990 because Reserve filed a

Chapter 11 bankruptcy petition and suspended its operations. On August 17, 1989, Cyprus Northshore Mining Corporation ("Cyprus NMC") purchased substantially all of Reserve's assets, including Reserve's interest in the Mesabi Trust lands. At the same time, Mesabi Trust entered into certain agreements with Reserve's Chapter 11 Trustee and Cyprus NMC (the "Amended Assignment Agreements"). The Amended Assignment Agreements modified the method of calculating overriding royalties payable to Mesabi Trust and transferred Reserve's interest in the Mesabi Trust lands to Cyprus NMC. Pursuant to the Amended Assignment Agreements, overriding royalties are determined by both the volume and selling price of iron ore products shipped. In 1994, Cyprus NMC was sold by its parent corporation to Cleveland-Cliffs Inc. ("CCI") and renamed Northshore Mining Corporation ("Northshore"). CCI now operates Northshore as a wholly-owned subsidiary.

     In the beginning of 2001, CCI made several announcements of reductions in iron ore pellet production at the Northshore's pellet plant at Silver Bay, Minnesota, which processes iron ore produced at Mesabi Trust's Peter Mitchell Mine. Most recently, on November 7, 2001, CCI announced that a previously scheduled eight-week curtailment in pellet production, which would result in an additional reduction of iron ore production of 500,000 tons at Northshore, would be extended one additional week. As a result of this extension, Northshore operations did not resume until December 15, 2001. As a result of these production curtailments, Northshore's iron ore pellet production was approximately 2.8 million tons in the fiscal year ended 2002. As reasons for each production cutback, CCI cited the impact on their customers of perceived unfairly traded imports and the general deterioration in overall steel demand in North America.

     Northshore has advised the Trustees that total calendar year 2002 production may be approximately 3.0 million tons of iron ore pellets. Northshore has not provided the Trust with an estimate for total calendar year 2002 shipments. (See description of the uncertainty of market conditions in the iron ore and steel industry under "Important Factors Affecting Mesabi Trust" below.) During calendar years 2001, 2000, 1999, 1998 and 1997, the percentage of shipments of iron ore products from Mesabi Trust lands was approximately 99.2%, 99.8%, 98.9%, 99.3% and 98.3%, respectively, of total shipments. Northshore has not advised the Trustees as to the percentage of iron ore products it anticipates shipping from Mesabi Trust lands.

     In an effort to conserve cash in the deteriorating market for iron ore, CCI announced on January 8, 2002, that where possible, it would challenge and reduce excessive administrative and operating expenses. As a result of this effort, CCI suspended its quarterly dividend on common shares of $.10, which is forecast to save approximately $4 million annually, and also stated that it plans to leave its Trinidad and Tobago plant (which produces hot briquetted iron (HBI)) idle until the market improves and thus warrants resuming operations.

     On November 14, 2001, CCI announced that it entered into a Memorandum of Understanding with Mesabi Nugget LLC and other parties to participate in the Mesabi Nugget Project. The project's objective is to develop a new iron making technology (Kobe Steel's Itmk3 process) for converting iron ore into nearly pure iron nugget form. The project's initial phase, Phase I, is currently in progress. It includes permitting and preliminary engineering for a pilot demonstration plant, development of project agreements, and due diligence reviews by the project participants. On January 8, 2002, the Board of Directors of CCI approved CCI's involvement in and investment of $4.5 million ($500,000 in cash, with the residual in materials, other property and personnel) through Phase II of this project. During Phase II, a test plant will be constructed at Northshore to test the Kobe Steel Itmk3 process and its ability to convert iron ore into nearly pure iron nugget form.

     On March 2, 2002, Skillings Mining Review reported that the Iron Range Resources and Rehabilitation Board (IRRRB) unanimously voted to provide a $7.5 million loan (which is in addition to the $500,000 previously committed by the IRRRB) to assist in the funding of Phase II of the Mesabi

Nugget Project. The March 2, 2002 issue of Skillings Mining Review also reported that the IRRRB's loan is to be matched with a loan of $8.0 million by the Minnesota Department of Trade and Economic Development. Furthermore, on April 4, 2002, CCI issued a press release stating that one of its subsidiaries, IronUnits LLC, had signed an agreement committing itself through Phase II of the project. According to a January 8, 2002 press release issued by CCI, construction of the pilot plant at Northshore is planned to commence in May 2002, with operations possibly commencing in the early part of 2003.

     Although Mesabi Trust is not a direct party to this project and its involvement in this project was not solicited, it appears that because the plant will be located at the Northshore facility, the project will probably involve the use of iron ore from the Mesabi Trust lands. CCI indicated that iron nuggets from this new process would be used as an alternative or supplement to pig iron in the steel making process. Based on the information available to the Mesabi Trustees at this time, the Trustees are not able to appropriately project the impact on royalties that would be received by the Mesabi Trust in the future, even if the iron nugget project successfully achieves commercialization. CCI has not reported any update on its several years old announcement that it was evaluating whether to build a facility at Northshore's Silver Bay location to produce premium grade pig iron through a direct reduced iron process.

     On March 5, 2002, President Bush released a three-year tariff schedule to be imposed on a significant number of imported steel products. The tariffs, which range from eight percent to thirty percent, took effect on March 20. Although these tariff measures may have a favorable impact on the amount of the Trust's royalty income, it is nevertheless too early to determine the extent to which these measures will positively or negatively affect the Trust during fiscal year 2003. Furthermore, although domestic steel prices already appear to be increasing, it is uncertain whether these increases are a result of the President's tariffs on steel products. Consequently, the Trustees are unable to determine at this time whether the increases will continue and what impact, if any, they will have upon iron ore pellet prices during fiscal year 2003.

     On March 7, 2002, CCI issued a press release to indicate that its Empire Mine, located near Palmer, Michigan, will resume its iron ore pellet production operations in late March. Despite CCI's statement in the March 7 release that it continues to concentrate on reducing excessive production costs, CCI and its co-owner, Ispat Inland, have nevertheless decided to proceed with production at its Empire Mine, and as such have formulated a production plan for 2002.

     Shipping activity by Northshore is dependent upon when the Great Lakes shipping lanes freeze for the winter months (typically in January) and when they re-open in the spring (typically late-March or April). Base overriding royalties to Mesabi Trust are based on shipments made in a calendar quarter. Because there typically is little or no shipping activity in the first calendar quarter, the Trust receives only the minimum royalty for that period. Consequently, results for a particular calendar quarter are not indicative of results for future quarters or the year as a whole.

     Mesabi Trust has no employees, but it engages independent consultants to assist the Trustees in monitoring, among other things, the amount and sales prices of iron ore products shipped by Northshore from Silver Bay, Minnesota. As noted above, the information regarding amounts and sales prices of shipped iron ore products is used to compute the royalties payable to Mesabi Trust by Northshore. Deutsche Bank Trust Company Americas, the Corporate Trustee, also performs certain administrative functions for Mesabi Trust.

ITEM 2.  PROPERTIES.

     The information under the heading "The Trust Estate" set forth on page 8 of the Annual Report of the Trustees of Mesabi Trust for the fiscal year ended January 31, 2002 is incorporated herein by reference.

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

     The Trustees have neither made nor caused to be made any surveys or test drillings to ascertain the iron ore reserves on any land subject to the Peters Lease or the Cloquet Lease. However, initial surveys and test drillings made by Mesabi Iron Company many years ago indicated that these lands contained accessible reserves of at least 1-1/2 billion tons of mineable raw material, capable of yielding approximately 500 million tons of concentrated product. In CCI's 2001 Annual Report, CCI estimated that there currently remains enough ore reserve in the Peters and Cloquet Lease Lands to produce, at current extraction rates, concentrated product for 80 years of mining. Little or no commercial ore deposits exist in the Mesabi Lease Lands.

ITEM 3.  LEGAL PROCEEDINGS.

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The information set forth in the section titled "Certificates of Beneficial Interest" on page 14 of the Annual Report of the Trustees of Mesabi Trust for the fiscal year ended January 31, 2002 is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA.

     The information set forth in the sections titled "Selected Financial Data" and "Reserves and Distributions" on pages 2 and 13, respectively, of the Annual Report of the Trustees of Mesabi Trust for the fiscal year ended January 31, 2002 is incorporated herein by reference.

ITEM 7. TRUSTEE'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

     The information set forth in the sections titled "Trustees' Discussion and Analysis of Financial Condition and Results of Operations," "Leasehold Royalties," "Income and Expense" and "Reserves and Distributions" on pages 2, 9, 13 and 13, respectively, of the Annual Report of the Trustees of Mesabi Trust for the fiscal year ended January 31, 2002 is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The financial statements, including the independent auditors' reports thereon, filed as a part of this report, are presented on pages F-1 through F-10 and are incorporated herein by reference.

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

     The present Trustees of Mesabi Trust and their respective ages, terms in office as Trustees, and business experience during the past five years are set forth in the following table:

                                                         Trustee        Business Experience
Name                                   Age                Since         During Past Five Years
----                                   ---               -------        ----------------------
Deutsche Bank Trust Company Americas   N/A                1961          Trust Company

David J. Hoffman                        66                1977          Mining geologist; Until January 1988,
                                                                        President of Towne Mines Exploration
                                                                        Company, Inc., a privately-held mining
                                                                        corporation.

Richard G. Lareau                       73                1990          Partner in the law firm of Oppenheimer Wolff
                                                                        & Donnelly LLP; Director of Northern
                                                                        Technologies International Corporation.

Ira A. Marshall, Jr.                    79                1976          Private investor and self-employed petroleum
                                                                        engineer; Until February 1986, Director and
                                                                        Vice President of New American Fund, Inc., a
                                                                        closed-end investment trust.

Norman F. Sprague III                   54                1981          Private investor; Orthopedic surgeon.

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

     Also pursuant to the Amendment, Deutsche Bank Trust Company Americas, as the Corporate Trustee, receives annual compensation in an amount equal to the greater of (i) $20,000, or such other amount determined in accordance with the adjustments described in the preceding paragraph, or (ii) one quarter of one percent (1/4 of 1%) of the Trust Moneys, exclusive of proceeds of sale of any part of the Trust Estate (as such terms are defined in the Trust Agreement), received by the Trustees and distributed to Trust Certificate Holders.

     Additionally, each year the Corporate Trustee receives $62,500 (or more, if unanimously approved by the Individual Trustees) to cover clerical and administrative services to Mesabi Trust other than services customarily performed by a registrar or transfer agent.

     The following table sets forth the cash compensation paid to the Trustees through January 31, 2002, for services in all capacities as Trustees to Mesabi Trust during the fiscal year ended January 31, 2002.

                             CASH COMPENSATION TABLE

Name                                          Capacity in Which Served                   Cash Compensation
----                                          ------------------------                   -----------------
Deutsche Bank Trust Company Americas             Corporate Trustee                            $ 88,853*

David J. Hoffman                                 Individual Trustee                           $ 26,353

Richard G. Lareau                                Individual Trustee                           $ 26,353

Ira A. Marshall, Jr.                             Individual Trustee                           $ 26,353

Norman F. Sprague III                            Individual Trustee                           $ 26,353

* Does not include $18,635 of fees and disbursements paid to Deutsche Bank Trust Company Americas as registrar and transfer agent of the Units.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND TRUSTEES.

     The following table sets forth information concerning each person known to Mesabi Trust to own beneficially more than 5% of the Trust's Units outstanding as of April 15, 2002. Such information has been obtained from Mesabi Trust's records and a review of statements filed with Mesabi Trust pursuant to Section 13(d)-102 of the Securities Exchange Act of 1934, as amended, through April 15, 2002.

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
Chatham, New Jersey 07928

----------
     (1) According to a Schedule 13G dated May 4, 1998, filed by such persons, which indicates that each of such persons has sole voting power and sole dispositive power with respect to such units. Appaloosa Management L.P. is general partner of Appaloosa Investment Limited Partnership I. The general partner of Appaloosa Management L.P. is Appaloosa Partners, Inc., of which David Tepper is the sole shareholder and President. Appaloosa Management L.P. acts as an investment advisor to Palomino Fund Ltd. ("PLF"). Of the 655,500 Units reported, 327,750 are owned by Appaloosa Investment Limited Partnership I and 327,750 are owned by PLF.

     The table below sets forth information as to the Units of Beneficial Interest in Mesabi Trust beneficially owned as of March 4, 2002 by the Trustees individually and as a group.

                                                    Amount of Beneficial                         Percent of
Name                                                 Ownership of Units                             Class
----                                                --------------------                         ----------
Deutsche Bank Trust Company Americas (1)                     3,000                              Less than 1%

David J. Hoffman (2)                                        38,100                              Less than 1%

Richard G. Lareau (3)                                       24,000                              Less than 1%

Ira A. Marshall, Jr. (4)                                    51,000                              Less than 1%

Norman F. Sprague III                                       12,700                              Less than 1%

All Trustees as a group                                    128,800                                  0.98%

----------

(1) In addition to the Units indicated above, Deutsche Bank Trust Company Americas holds, on behalf of various customers, Units in its Fiduciary Department in so-called "directed" accounts. Deutsche Bank Trust Company Americas has no voting or investment power over, and thus no beneficial interest in, such Units.

(2) Includes 15,100 Units owned by Mr. Hoffman's wife, over which Mr. Hoffman does not have any investment or voting power and as to which Mr. Hoffman disclaims any beneficial ownership.

(3) Includes 10,000 Units owned by Mr. Lareau's wife, over which Mr. Lareau does not have any investment or voting power and as to which Mr. Lareau disclaims any beneficial ownership.

(4) These Units consist of (a) 50,000 Units owned indirectly by Mr. Marshall through a family trust of which Mr. Marshall is the sole trustee, and (b) 1,000 Units over which Mr. Marshall has joint voting and investment power.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) 1. FINANCIAL STATEMENTS:

         The following Financial Statements are incorporated in this reporting reference from the pages noted in our Annual Agreement of Trustees for the Year Ended January 31, 2002:

            Independent Auditors' Reports - pages F-1 through F-2

            Balance Sheets as of January 31, 2002 and 2001 - page F-3

            Statements of Income for the years ended January 31, 2002, 2001 and 2000 - page F-4

            Statements of Unallocated Reserve and Trust Corpus for the years ended January 31, 2002, 2001 and 2000 - page F-5

            Statements of Cash Flows for the years ended January 31, 2002, 2001 and 2000 - page F-6

            Notes to Financial Statements - pages F-7 through F-10

3. EXHIBITS:

   ITEM NO.       ITEM                                        FILING METHOD
   --------       ----                                        -------------

   3              Agreement of Trust dated as of July 18,11
                  1961......................................  Incorporated by reference from Exhibit 3 to Mesabi Trust's Annual Report on Form
                                                              10-K for the fiscal year ended
                                                              January 31, 1987.

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

   10(b)          Amendment of Assignment of Peters Lease...  Incorporated by reference from Exhibits
                                                              10(a) - 10(d) to Mesabi Trust's Annual
                                                              Report on Form 10-K for the fiscal year
                                                              ended January 31, 1987.

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

   ITEM NO.       ITEM                                        FILING METHOD
   --------       ----                                        -------------

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

   16             Letter from McGladrey & Pullen, LLP to
                  the SEC, dated July 31, 2000..............  Incorporated by reference from Exhibit
                                                              16.0 to Mesabi Trust's Report on Form 8-K
                                                              dated August 1, 2000.

   13.1           Annual Report of the Trustees of Mesabi
                  Trust for the fiscal year ended January
                  31, 2002..................................  Filed herewith.

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

Dated: April 15, 2002
                                    MESABI TRUST

                                    By:     Deutsche Bank Trust Company Americas
                                            Corporate Trustee

                                    By: /s/ Rodney Gaughan
                                        ------------------------------------
                                            Rodney Gaughan
                                            Associate

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Rodney Gaughan                      April 15, 2002
--------------------------------
Rodney Gaughan
Associate
Deutsche Bank Trust Company Americas

/s/ David J. Hoffman                    April 15, 2002
--------------------------------
David J. Hoffman
Individual Trustee

/s/ Richard G. Lareau                   April 15, 2002
--------------------------------
Richard G. Lareau
Individual Trustee

/s/ Ira A. Marshall, Jr.                April 15, 2002
--------------------------------
Ira A. Marshall, Jr.
Individual Trustee

/s/ Norman F. Sprague III               April 15, 2002
--------------------------------
Norman F. Sprague III
Individual Trustee