Form 10-Q
period 2002-04-30
MESABI TRUST
filed 2002-06-14
CIK 65172

                                    UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC 20549

                                      FORM 10-Q


(Mark One)

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For The Quarterly Period Ended April 30, 2002, or

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _________________ to _________________

Commission File Number:  1-4488



                                   MESABI TRUST
              (Exact name of registrant as specified in its charter)

              NEW YORK                                    13-6022277
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
    incorporation or organization)


c/o DEUTSCHE BANK TRUST COMPANY AMERICAS                  10008-0318
CORPORATE TRUST & AGENCY SERVICES - GDS                   (Zip code)
            P.O. BOX 318
       CHURCH STREET STATION
        NEW YORK, NEW YORK
(Address of principal executive offices)


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

As of May 31, 2002, there were 13,120,010 Units of Beneficial Interest in Mesabi Trust outstanding.

                     PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (NOTE 1)

                                                  THREE MONTHS ENDED
                                                      APRIL 30,
                                               ------------------------
                                                    2002         2001
                                                    ----         ----
A. Condensed Statements of Income

 Revenues:

     Royalty income                            $   256,204  $   476,092
     Interest income                                10,314       13,030
                                               -----------  -----------
                                               $   266,518  $   489,122

 Expenses                                           71,390       66,565
                                               -----------  -----------
 Net income                                    $   195,128  $   422,557
                                               ===========  ===========

 Number of units outstanding                    13,120,010   13,120,010

 Net income per unit (Note 2)                  $    0.0149  $    0.0322

 Distributions declared
  per unit                                     $       ---  $       ---













See Notes to Financial Statements.

B. Condensed Balance Sheets


Assets:                                April 30, 2002           January 31, 2002
                                       --------------           ----------------

        Cash                             $   332,791                $ 1,223,246

        U.S. Government securities,
          at amortized cost (which
          approximates market)               891,243                    892,916

        Accrued income                       109,983                     98,224
        Prepaid insurance                      2,004                      4,347
                                         -----------                -----------
                                         $ 1,336,021                $ 2,218,733
                                         -----------                -----------

        Fixed property, including
          intangibles, at nominal
          values:

           Amended Assignment of
            Peters Lease                 $         1                $         1

           Assignment of Cloquet Lease             1                          1

           Certificate of beneficial
            interest for 13,120,010
            Units of Land Trust                    1                          1
                                         -----------                -----------
                                         $         3                $         3
                                         -----------                -----------
                                         $ 1,336,024                $ 2,218,736
                                         ===========                ===========

Liabilities, Unallocated
Reserve and Trust Corpus:

           Liabilities:
            Distribution payable         $         0                $ 1,049,601
            Accrued expenses                  46,172                     74,411
                                         -----------                -----------
                                         $    46,172                $ 1,124,012

           Unallocated reserve
            (Note 3)                       1,289,849                  1,094,721
           Trust Corpus                            3                          3
                                         -----------                -----------
                                         $ 1,336,024                $ 2,218,736
                                         ===========                ===========



See Notes to Financial Statements.

C.  Condensed Statements of Cash Flows

                                                  THREE MONTHS ENDED
                                                      APRIL 30,
                                               ------------------------
                                                    2002         2001
                                                    ----         ----

Cash flows from operating
activities:
           Royalties received                  $   235,248  $   246,041
           Interest received                        19,510       20,685
           Expenses paid                           (97,285)     (91,732)
                                               -----------  -----------
           Net cash provided by
            Operating activities               $   157,473  $   174,994
                                               -----------  -----------

Cash flows from investing
activities:
           Maturities of
            U.S. Government
            Securities                         $   102,176  $ 1,947,486
           Purchases of U.S.
            Government securities                 (100,503)  (2,119,971)
                                               -----------  -----------

           Net cash (used for) provided by
            investing activities               $     1,673  $  (172,485)
                                               -----------  -----------

Cash flows from financing
activities:
           Net cash used in financing
            activities, distributions
            to Unitholders                     $(1,049,601) $(1,705,601)
                                               -----------  -----------

Net decrease in cash                           $  (890,455) $(1,703,092)
Cash, beginning of year                          1,223,246    1,947,696
                                               -----------  -----------
Cash, end of quarter                           $   332,791  $   244,604
                                               ===========  ===========

Reconciliation of net income
  to net cash provided by
  operating activities:
           Net income                          $   195,128  $   422,557
           (Increase) in accrued income            (11,759)    (222,396)
           Decrease in prepaid insurance             2,343        2,343
           (Decrease) in accrued expenses          (28,239)     (27,510)
                                               -----------  -----------
           Net cash provided by
            operating activities               $   157,473  $   174,994
                                               ===========  ===========


See Notes to Financial Statements.

                                      MESABI TRUST

                              NOTES TO FINANCIAL STATEMENTS

Note 1. The financial statements included herein have been prepared without audit (except for the balance sheet at January 31, 2002) in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Trustees, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the results of operations for the three months ended April 30, 2002 and 2001, (b) the financial positions at April 30, 2002 and January 31, 2002, and (c) the cash flows for the three months ended April 30, 2002 and 2001, have been made.

Note 2. Earnings per unit are based on weighted average number of units outstanding during the period (13,120,010 units).

Note 3. The Trustees have determined to maintain an Unallocated Reserve of at least $1,000,000 in liquid assets. The amount of the Unallocated Reserve has been increased over approximately the past twelve months reflecting concern over the general decline and uncertainties in the steel and iron ore industry. The actual amount of such Unallocated Reserve may vary from quarter to quarter depending upon conditions in the industry and the judgment of the Trustees. The Unallocated Reserve consists of these liquid assets and accrued revenue (primarily royalties not yet received). At April 30, 2002, the Unallocated Reserve was represented by $1,191,391 in unallocated cash and U.S. Government securities, and $98,458 of accrued revenue primarily representing royalties not yet received by the Trust but anticipated to be received in July 2002 from Northshore as part of the royalty due with respect to the first fiscal quarter, based upon reported lessee shipping activity for the month of April 2002.

ITEM 2. TRUSTEES' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING INFORMATION

         Certain statements contained in this document are forward-looking, including specifically those statements estimating calendar year 2002 production or shipments. All such forward-looking statements are based on input from the lessee/operator. The Trust has no control over the operations or activities of the lessee operator except within the framework of current agreements. Actual results could differ materially from those indicated in such statements. Important factors that could cause actual results to differ materially include those listed below under the heading "Important Factors Affecting Mesabi Trust".

BACKGROUND

         Leasehold royalty income constitutes the principal source of the Trust's revenue. Royalty rates are determined in accordance with the terms of Mesabi Trust's leases and assignments of leases. Three types of royalties comprise the Trust's leasehold royalty income:

         - Overriding royalties, which historically constitute the majority of Mesabi Trust's royalty income, are determined by both the volume and selling price of iron ore products shipped.

         - Fee royalties, which historically constitute a smaller component of the Trust's royalty income, are payable to Mesabi Land Trust, a Minnesota land trust of which Mesabi Trust is the sole beneficiary ("Mesabi Land Trust"), and are based on the amount of crude ore mined. Currently, the fee royalty on crude ore is based on an agreed price per ton, subject to certain indexing. Crude ore is used to produce iron ore pellets and other products.

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

         With respect to the selling price component of the overriding royalty calculation, Northshore is obligated to pay to Mesabi Trust royalty bonuses. The royalty bonus is a percentage of the gross proceeds of product shipped from Silver Bay and sold at prices above a threshold price. The threshold price is adjusted on an annual basis for inflation and deflation (but not below $30) (the "Adjusted Threshold Price"). The Adjusted Threshold Price was $38.82 per ton for calendar year 2000, $39.82 per ton for calendar year 2001, and will be $40.61 per ton for calendar year 2002. The royalty bonus percentage ranges from 1/2 of 1% of the gross proceeds (on all tonnage shipped for sale at prices between the Adjusted Threshold Price and $2.00 above the Adjusted Threshold Price) to 3% of the gross proceeds on all tonnage shipped for sale at prices $10.00 or more above the Adjusted Threshold Price. No royalty bonus has been paid to the Trust for several years.

         Generally, Northshore's obligation to pay base overriding royalties and royalty bonuses with respect to the sale of iron ore products accrues upon the shipment of those products from Silver Bay.

However, regardless of whether any shipment has occurred, Northshore is obligated to pay to Mesabi Trust a minimum advance royalty. Each year, the amount of the minimum advance royalty is adjusted for inflation and deflation (but not below $500,000 per annum). Advance royalties payable were $647,282 for calendar year 2000, were $663,682 for calendar year 2001 and are $676,814 for calendar year 2002. Until overriding royalties (and royalty bonuses, if any) for a particular year equal or exceed the minimum advance royalty for the year, Northshore must make quarterly payments of up to 25% of the minimum advance royalty for the year. Because advance minimum royalties are essentially prepayments of base overriding and bonus royalties earned each year, any advance minimum royalties paid in a fiscal quarter are recouped by credits against base overriding and bonus royalties earned in later fiscal quarters during the year. Historically, advance minimum royalties have been paid in the first fiscal quarter and recouped in the second fiscal quarter.

         Northshore is obligated to make quarterly royalty payments in January, April, July and October of each year. In the case of base overriding royalties and royalty bonuses, these quarterly royalty payments are to be made whether or not the related proceeds of sale have been received by Northshore by the time such payments become due.

         Under the relevant documents, Northshore may mine and ship iron ore products from lands other than Mesabi Trust lands. To encourage the use of iron ore products from Mesabi Trust lands, Mesabi Trust receives royalties on stated percentages of iron ore shipped from Silver Bay, whether or not the iron ore products are from Mesabi Trust lands. Mesabi Trust receives royalties at the greater of (i) the aggregate quantity of iron ore products shipped that were from Mesabi Trust lands, and (ii) a portion of the aggregate quantity of all iron ore products shipped that were from any lands, such portion being 90% of the first four million tons shipped during such year, 90% of the next two million tons shipped during such year, and 25% of all tonnage shipped during such year in excess of six million tons.

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

CURRENT DEVELOPMENTS

         GENERAL. Northshore has advised the Trustees that total calendar year 2002 production may beapproximately 3.5 to 4.0 million tons of iron ore pellets. In its April 24, 2002 press release, Cleveland-Cliffs Inc (CCI), the lessee/operator of the Mesabi Trust Lands, revised and increased this estimate from the previously forecast amount of 3.0 million tons. CCI attributed this increase to its recently consummated fifteen-year supply contract with International Steel Group Inc. (ISG) to supply iron ore pellets commencing in 2002 from its CCI-managed mines in Michigan and Minnesota.

         According to CCI's May 14, 2002 press release, pellet sales under the supply contract to ISG in 2002 are expected to be at least 1.5 million tons, and approximately 5 million tons annually over the life of the supply contract for each year thereafter. The amount of such sales to be made to ISG from the Northshore facility, however, is not stated. In the same press release, CCI stated that sales to ISG at the forecast amounts should enable it to operate its Michigan and Minnesota facilities at levels near to their production capacities beginning in 2003. Although the Trustees are unable to predict the level of pellet sales from Northshore in 2002, if this customer contract enables Northshore to operate at its production capacity of 4.2 million tons by fiscal year 2003, such production increases could generate additional royalty income for the Trust and its Unitholders.

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

         MESABI NUGGET PROJECT. On November 14, 2001, CCI announced that it entered into a Memorandum of Understanding with Mesabi Nugget LLC and other parties to participate in the Mesabi Nugget Project. The project's objective is to develop a new iron making technology (Kobe Steel's Itmk3 process) for converting iron ore into nearly pure iron nugget form. The project's initial phase, Phase I, was recently completed. The Board of Directors of CCI has approved CCI's involvement through Phase II of the Mesabi Nugget Project (and according to an April 4, 2002 press release by CCI, IronUnits LLC, a subsidiary of CCI, signed an agreement to commit itself through Phase II), which involves construction of a test plant at Northshore to test the Kobe Steel Itmk3 process and its ability to convert iron ore into nearly pure iron nugget form. Furthermore, as reported by Skillings Mining Review on March 2, 2002, the Iron Range Resources and Rehabilitation Board (IRRRB) and the Minnesota Department of Trade and Economic Development have each approved loans of $8.0 million to assist in the funding of Phase II of the Mesabi Nugget Project.

         Construction of the pilot plant at the Northshore facility should commence in July 2002. According to published reports of CCI, the pilot plant at Northshore might be operational in the early part of 2003, and if successful, construction of a commercial-sized plant could commence in 2004.

         Although Mesabi Trust is not a direct party to this project and its involvement in this project was not solicited, it appears that because the plant will be located at the Northshore facility, the project will probably involve the use of iron ore from the Mesabi Trust lands. CCI indicated that iron nuggets from this new process would be used as an alternative or supplement to pig iron in the steel making process. Because the Trust has not received a sufficient amount of information as to the agreements, shipment amounts and royalty payments that could result if the Mesabi Nugget Project successfully achieves commercialization, the Trustees are unable to make any projections as to any future royalties that might be payable to the Trust.

         OTHER INFORMATION. On March 5, 2002, President Bush released a three-year tariff schedule to be imposed on a significant number of imported steel products. The tariffs, which range from eight to thirty percent, took effect on March 20, 2002. Although these tariff measures may have a favorable impact on the amount of the Trust's royalty income, it is nevertheless too early to determine the extent to which these measures will positively or negatively affect the Trust during fiscal year 2003. Furthermore, although domestic steel prices already appear to be increasing, it is uncertain whether these increases are a result of the President's tariffs on steel products. Consequently, the Trustees are unable to determine at this time whether the increases will continue and what impact, if any, they will have upon iron ore pellet prices during fiscal year 2003.

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

2. OPERATIONS OF NORTHSHORE. Because the primary portion of the Trust's revenues derive from iron ore product shipped by Northshore from Silver Bay, Northshore's processing and shipping activities directly impact the Trust's revenues in each quarter and for each year. In turn, a myriad of factors affect Northshore shipment volume. These factors include economic conditions in the iron ore industry, pricing by domestic and international competitors, long-term customer contracts or arrangements by Northshore or its competitors, availability of ore boats, production at Northshore's mining operations, and production at the pelletizing/processing facility.
         If any pelletizing line becomes idle for any reason, production and shipments (and, consequently, Trust income) could be adversely impacted.

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

4. PERCENTAGE OF MESABI TRUST ORE. As described elsewhere in this Report, Northshore has the ability to process and ship iron ore products from lands other than Mesabi Trust lands. In certain circumstances, the Trust may be entitled to royalties on those other shipments, but not in all cases. In general, the Trust will receive higher royalties (assuming all other factors are equal) if a higher percentage of shipments are from Mesabi Trust lands. The percentages of shipments that came from Mesabi Trust lands were 99.2%, 99.8%, 98.9%, 99.3% and 98.3% in calendar years 2001, 2000, 1999, 1998 and
         1997, respectively.

5. UNCERTAINTY OF MARKET CONDITIONS IN THE STEEL AND IRON ORE INDUSTRY. Steel industry fundamentals in the North American steel market deteriorated in fiscal year 2001 after a weak second half in fiscal year 2000. Weak steel demand, steel industry consolidation, price decreases attributable to slowing economies in the United States and Canada and high volumes of steel imports have caused some level of uncertainty in the North American steel industry. As reported by CCI in May 2002, however, the demand for iron ore has increased to a level that has not been experienced in the past few years. It is nevertheless uncertain whether this increase in demand for iron ore will continue and to what extent it will impact royalties paid to the Trust in fiscal year 2002 and beyond.

COMPARISON OF THREE MONTHS ENDED APRIL 30, 2002 AND APRIL 30, 2001

         Mesabi Trust's net income decreased to $195,128 for the three months ended April 30, 2002, as compared to net income of $422,557 for the three months ended April 30, 2001. Mesabi Trust's gross income for the three months ended April 30, 2002 was $266,518, consisting of $112,802 in minimum advance royalty income, $73,835 in overriding royalty income, $69,567 in fee royalty income and $10,314 in interest income, as compared to gross income of $489,122, consisting of $110,614 in minimum advance royalty income, $291,080 in overriding royalty income, $74,398 in fee royalty income and $13,030 in interest income, for the three months ended April 30, 2001. The decrease in royalty income was primarily due to decreased pellet shipments as compared to the comparable prior period. Mesabi Trust's expenses for the three months ended April 30, 2002 were $49,365, compared to expenses of $66,565 for the three months ended April 30, 2001.

         Mesabi Trust's Unallocated Reserve aggregated $1,289,849 at April 30, 2002, as compared with an Unallocated Reserve of $1,218,475 at April 30, 2001. The increase of $71,374 was due to the net effect of: (a) the decrease in net income of $227,429 during the three months ended April 30, 2002 as compared with the three months ended April 30, 2001, and (b) the January 31, 2002 unallocated reserve balance of $1,094,721 was $298,803 higher than the January 31, 2001 unallocated reserve balance of $795,918. The Trustees anticipate that the amount of Unallocated Reserve will fluctuate from time to time, depending upon a number of factors, including but not limited to the income for a particular period, the amount and timing of distributions, uncertainty about future royalty income and the uncertainty of future expenses.

ROYALTY COMPARISONS

         The following chart summarizes Mesabi Trust's royalty income for the three months ended April 30, 2002 and April 30, 2001, respectively:



                                           Three months ended April 30,
                                              2002            2001
                                              ----            ----
         Base overriding royalties         $  73,835       $ 291,080
         Bonus royalties                           0               0
         Minimum advance
          royalty paid (recouped)            112,802         110,614
         Fee royalties                        69,567          74,398
                                           ---------       ---------
          Total royalty income             $ 256,204       $ 476,092
                                           =========       =========


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

         None.

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

       (a)    EXHIBITS.

              None.

       (b)    REPORTS ON FORM 8-K.

              On April 30, 2002, Mesabi Trust filed a Current Report on Form 8-K regarding a related announcement by Cleveland-Cliffs Inc in its Form 10-K for fiscal year 2001 concerning the level of the iron ore production estimate for the Northshore facility in fiscal year 2002. No financial statements were filed therewith.

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

                                                     MESABI TRUST
                                        ----------------------------------------
                                                     (Registrant)


                                        By:  DEUTSCHE BANK TRUST COMPANY
                                             AMERICAS
                                             Corporate Trustee
                                        Principal Administrative Officer and
                                        duly authorized signatory:*


Date: June 14, 2002                     By:  /s/ Rodney Gaughan
                                           -------------------------------------
                                             Name:  Rodney Gaughan
                                             Title: Associate



* There are no directors
  or executive officers of
  the registrant.