Form 10-Q
period 2002-07-31
MESABI TRUST
filed 2002-09-16
CIK 65172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒                                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended July 31, 2002, or

☐                                 TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                 to

Commission File Number:  1-4488

MESABI TRUST
(Exact name of registrant as specified in its charter)

New York	13-6022277
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Deutsche Bank Trust Company Americas Corporate Trust & Agency Services — GDS P.O. Box 318 Church Street Station New York, New York	10008-0318
(Address of principal executive offices)	(Zip code)

(615) 835-2749
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.              Yes   ☒     No    ☐

As of August 30, 2002, there were 13,120,010 Units of Beneficial Interest in Mesabi Trust outstanding.

PART I - FINANCIAL INFORMATION

Item 1.                     Financial Statements  (Note 1)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JULY 31		JULY 31
	2002	2001	2002	2001
A. Condensed Statements of Income

Revenues:

Royalty income	$738,788	$1,029,181	$994,992	$1,505,273
Interest income	14,602	11,513	24,916	24,543
	$753,390	$1,040,694	$1,019,908	$1,529,816

Expenses	126,692	60,982	198,082	127,547

Net income	$626,698	$979,712	$821,826	$1,402,269

Number of units outstanding	13,120,010	13,120,010	13,120,010	13,120,010

Net income per unit (Note 2)	$0.047767	$0.074673	$0.062639	$0.106880

Distributions declared per unit	$0.050	$0.070	$0.050	$0.070

See Notes to Financial Statements.

B.  Condensed Balance Sheets

Assets:	July 31, 2002	January 31, 2002

Cash	$604,517	$1,223,246

U.S. Government securities, at amortized cost (which approximates market)	1,041,009	892,916

Accrued income	322,690	98,224
Prepaid insurance	0	4,347
	$1,968,216	$2,218,733

Fixed property, including intangibles, at nominal values:

Amended Assignment of Peters Lease	$1	$1

Assignment of Cloquet Lease	1	1

Certificate of beneficial interest for 13,120,010 Units of Land Trust	1	1
	$3	$3

	$1,968,219	$2,218,736

Liabilities, Unallocated Reserve and Trust Corpus:

Liabilities:
Distribution payable	$656,001	$1,049,601
Accrued expenses	51,668	74,411
	$707,669	$1,124,012

Unallocated reserve (Note 3)	1,260,547	1,094,721
Trust Corpus	3	3
	$1,968,219	$2,218,736

See Notes to Financial Statements.

C.  Condensed Statements of Cash Flows

	SIX MONTHS ENDED
	JULY 31,
	2002	2001
Cash flows from operating activities:
Royalties received	$769,790	$1,119,898
Interest received	25,652	21,538
Expenses paid	(216,478)	(168,332)
Net cash provided by Operating activities	$578,694	$973,104

Cash flows from investing activities:
Maturities of U.S. Government Securities	$384,571	$2,494,820
Purchases of U.S. Government securities	(532,664)	(2,823,054)

Net cash (used for) provided by investing activities	$(148,093)	$(328,234)

Cash flows from financing activities:
Net cash used in financing activities, distributions to Unitholders	$(1,049,601)	$(1,705,601)

Net decrease in cash	$(618,729)	$(1,060,731)
Cash, beginning of year	1,223,246	1,947,696
Cash, end of quarter	$604,517	$886,965

Reconciliation of net income to net cash provided by operating activities:
Net income	$821,826	$1,402,269
(Increase) in accrued income	(224,467)	(388,380)
Decrease in prepaid insurance	4,347	4,347
(Decrease) in accrued expenses	(22,742)	(45,132)
Net cash provided by operating activities	$578,694	$973,104

See Notes to Financial Statements.

MESABI TRUST

NOTES TO FINANCIAL STATEMENTS

Note 1.                             The financial statements included herein have been prepared without audit (except for the balance sheet at January 31, 2002) in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of the Trustees, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the results of operations for the six months ended July 31, 2002 and 2001, (b) the financial positions at July 31, 2002 and January 31, 2002, and (c) the cash flows for the six months ended July 31, 2002 and 2001, have been made.

Note 2.                             Earnings per unit are based on weighted average number of units outstanding during the period (13,120,010 units).

Note 3.                             The Trustees have determined to maintain an Unallocated Reserve of at least $1,000,000 in liquid assets.  The actual amount of the Unallocated Reserve may vary from quarter to quarter depending upon conditions in the industry and the judgment of the trustees.  The Unallocated Reserve consists of these liquid assets and accrued revenue (primarily royalties not yet received).  At July 31, 2002, the Unallocated Reserve was represented by $937,857 in unallocated cash and U.S. Government securities, and $322,690 of accrued revenue primarily representing royalties not yet received by the Trust but anticipated to be received in October 2002 from Northshore as part of the royalty due with respect to the second fiscal quarter, based upon reported lessee shipping activity for the month of July 2002.

Item 2.          Trustees’ Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Information

Certain statements contained in this document are forward-looking, including specifically those statements estimating calendar year 2002 and 2003 production or shipments and comments related to the construction and opening of additional plants in 2002 through 2004.  All such forward-looking statements are based on input from the lessee/operator.  The Trust has no control over the operations or activities of the lessee/operator except within the framework of current agreements.  This document also contains  forward-looking statements based on the general political climate as it currently exists concerning the possible current and future effects of United States government tariffs.  Actual results could differ materially from those indicated in such statements.  Important factors that could cause actual results to differ materially include those listed below under the heading “Important Factors Affecting Mesabi Trust”.

Background

Leasehold royalty income constitutes the principal source of the Trust’s revenue.  Royalty rates are determined in accordance with the terms of Mesabi Trust’s leases and assignments of leases.  Three types of royalties comprise the Trust’s leasehold royalty income:

•                  Overriding royalties, which historically constitute the majority of Mesabi Trust’s royalty income, are determined by both the volume and selling price of iron ore products shipped.

•                  Fee royalties, which historically constitute a smaller component of the Trust’s royalty income, are payable to Mesabi Land Trust, a Minnesota land trust of which Mesabi Trust is the sole beneficiary (“Mesabi Land Trust”), and are based on the amount of crude ore mined.  Currently, the fee royalty on crude ore is based on an agreed price per ton, subject to certain indexing.  Crude ore is used to produce iron ore pellets and other products.

•                  Minimum advance royalties, the third type of royalty, are discussed below.

With respect to the volume component of royalty calculation, Northshore Mining Company (“Northshore”) is obligated to pay Mesabi Trust base overriding royalties in varying amounts.  The volume component of overriding royalties constitutes a percentage of the gross proceeds of iron ore products produced at Mesabi Trust lands (and to a limited extent other lands) and shipped from Silver Bay, Minnesota.  The percentage ranges from 2-1/2% of the gross proceeds for the first one million tons of iron ore products so shipped annually to 6% of the gross proceeds for all iron ore products in excess of 4 million tons so shipped annually.

With respect to the selling price component of the overriding royalty calculation, Northshore is obligated to pay to Mesabi Trust royalty bonuses.  The royalty bonus is a percentage of the gross proceeds of product shipped from Silver Bay and sold at prices above a threshold price.  The threshold price is adjusted on an annual basis for inflation and deflation (but not below $30) (the “Adjusted Threshold Price”).  The Adjusted Threshold Price was $38.82 per ton for calendar year 2000, $39.82 per ton for calendar year 2001, and will be $40.61 per ton for calendar year 2002.  The royalty bonus percentage ranges from 1/2 of 1% of the gross proceeds (on all tonnage shipped for sale at prices between the Adjusted Threshold Price and $2.00 above the Adjusted Threshold Price) to 3% of the gross proceeds on all tonnage shipped for sale at prices $10.00 or more above the Adjusted Threshold Price.  No royalty bonus has been paid to the Trust for several years.

Generally, Northshore’s obligation to pay base overriding royalties and royalty bonuses with respect to the sale of iron ore products accrues upon the shipment of those products from Silver Bay.   However, regardless of whether any shipment has occurred, Northshore is obligated to pay to Mesabi Trust a minimum advance royalty.  Each year, the amount of the minimum advance royalty is adjusted for inflation and deflation (but not below $500,000 per annum).  Advance royalties payable were $647,282 for calendar year 2000, were $663,682 for calendar year 2001 and are $676,814 for calendar year 2002.  Until overriding royalties (and royalty bonuses, if any) for a particular year equal or exceed the minimum advance royalty for the year, Northshore must make quarterly payments of up to 25% of the minimum advance royalty for the year.  Because advance minimum royalties are essentially prepayments of base overriding and bonus royalties earned each year, any advance minimum royalties paid in a fiscal quarter are recouped by credits against base overriding and bonus royalties earned in later fiscal quarters during the year.  Historically, advance minimum royalties have been paid in the first fiscal quarter and recouped in the second fiscal quarter.

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

Current Developments

General.  Northshore has advised the Trustees that total calendar year 2002 production may be approximately 3.5 to 4.0 million tons of iron ore pellets.  In its April 24, 2002 press release, Cleveland-Cliffs Inc (CCI), the lessee/operator of the Mesabi Trust Lands, revised and increased this estimate from the previously forecast amount of 3.0 million tons.  CCI attributed this increase to its recently consummated fifteen-year supply contract with International Steel Group Inc. (ISG) to supply iron ore pellets commencing in 2002 from its CCI-managed mines in Michigan and Minnesota.

According to CCI’s May 14, 2002 press release, pellet sales under the supply contract to ISG in 2002 are expected to be at least 1.5 million tons, and approximately 5 million tons annually over the life of the supply contract for each year thereafter.  On July 24, 2002, CCI announced that it was raising its overall 2002 pellet sales forecast to a range of 14 to 14.5 million tons, which compares to sales of 8.4 million tons in 2001.  CCI attributes this increase mainly to higher projected sales to ISG, which is said to be well ahead of its original start-up plan.  The amount of such sales to be made to ISG from the Northshore facility is not stated in either release.  In its May 14 press release, CCI stated that sales to ISG at the forecast amounts should enable it to operate its Michigan and Minnesota facilities at levels near to their production capacities beginning in 2003.  Although the Trustees are unable to predict the level of pellet sales from Northshore in 2002, if this customer contract enables Northshore to operate at its production capacity of 4.2 million tons by fiscal year 2003, such production increases could generate additional royalty income for the Trust and its Unitholders.

Northshore has not provided the Trust with an estimate for total calendar year 2002 shipments.  (See description of the uncertainty of market conditions in the iron ore and steel industry under “Important Factors Affecting Mesabi Trust” below.)  During calendar years 2001, 2000, 1999, 1998 and 1997, the percentage of shipments of iron ore products from Mesabi Trust lands was approximately 99.2%, 99.8%, 98.9%, 99.3% and 98.3%, respectively, of total shipments.  Northshore has not advised the Trustees as to the percentage of iron ore products it anticipates shipping from Mesabi Trust lands.

Mesabi Nugget Project.  On November 14, 2001, CCI announced that it entered into a Memorandum of Understanding with Mesabi Nugget LLC and other parties to participate in the Mesabi Nugget Project.  The project’s objective is to develop a new iron making technology (Kobe Steel’s Itmk3 process) for converting iron ore into nearly pure iron nugget form.  The project’s initial phase, Phase I, was recently completed.  The Board of Directors of CCI has approved CCI’s involvement through Phase II of the Mesabi Nugget Project (and according to an April 4, 2002 press release by CCI, IronUnits LLC, a subsidiary of CCI, signed an agreement to commit itself through Phase II), which involves construction of a test plant at Northshore to test the Kobe Steel Itmk3 process and its ability to convert iron ore into nearly pure iron nugget form.  Furthermore, as reported by Skillings Mining Review on March 2, 2002, the Iron Range Resources and Rehabilitation Board (IRRRB) and the Minnesota Department of Trade and Economic Development have each approved loans of $8.0 million to assist in the funding of Phase II of the Mesabi Nugget Project.

Construction of the pilot plant at the Northshore facility is expected to commence in September 2002.  According to published reports of CCI, the pilot plant at Northshore is expected to become operational in the first half of 2003, and if successful, construction of a commercial-sized plant could commence in 2004.

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

Other Information.  On March 5, 2002, President Bush released a three-year tariff schedule to be imposed on a significant number of imported steel products.  The tariffs, which range from eight to thirty percent, took effect on March 20, 2002.  Although these tariff measures may have a favorable impact on the amount of the Trust’s royalty income, it is uncertain how much, if at all, they and certain exemptions to such tariffs  have affected or will affect the Trust during fiscal year 2003.  President Bush has warned the nation’s steelmakers that he would cut short the three-year tariffs if he determined that the steel industry was not wisely using them to improve its competitive position in the world marketplace.  Consequently, the Trustees are unable to determine at this time whether the tariffs will ultimately have any material impact on iron ore pellet prices during fiscal year 2003.

CCI has not reported any update on its several years old announcement that it was evaluating whether to build a facility at Northshore’s Silver Bay location to produce premium grade pig iron through a direct reduced iron process.

Important Factors Affecting Mesabi Trust

The Agreement of Trust specifically prohibits the Trustees from entering into or engaging in any business.  This prohibition seemingly applies even to business activities the Trustees deem necessary or proper for the preservation and protection of the Trust Estate.  Accordingly, the Trustees’ activities in connection with the administration of Trust assets are limited to collecting income, paying expenses and liabilities, distributing net income and protecting and conserving the assets held.

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

2.                             Operations of Northshore.  Because the primary portion of the Trust’s revenues derive from iron ore product shipped by Northshore from Silver Bay, Northshore’s processing and shipping activities directly impact the Trust’s revenues in each quarter and for each year.  In turn, a myriad of factors affect Northshore shipment volume.  These factors include economic conditions in the iron ore industry, pricing by domestic and international competitors, long-term customer contracts or arrangements by Northshore or its competitors, availability of ore boats, production at Northshore’s mining operations, and production at the pelletizing/processing facility.  If any pelletizing line becomes idle for any reason, production and shipments (and, consequently, Trust income) could be adversely impacted.

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

5.                             Uncertainty of Market Conditions in the Steel and Iron Ore Industry.  Steel industry fundamentals in the North American steel market continued to deteriorate in fiscal year 2001 and beyond.  Weak steel demand, steel industry consolidation, price decreases attributable to slowing economies in the United States and Canada and high volumes of steel imports caused some level of uncertainty in the North American steel industry.  As reported by CCI in July 2002, the fundamentals in the United States steel industry have shown improvement, largely due to reductions in steelmaking capacity and inventory restocking.  In addition, backlogs have been extended and steel prices have made significant gains.  Overall, there has been a modest increase in the demand for steel products, but the economic recovery continues to remain sluggish.  It is uncertain whether this increase in demand for iron ore will continue and to what extent it will impact royalties paid to the Trust in fiscal year 2003 and beyond.

Comparison of three months ended July 31, 2002 and July 31, 2001

Mesabi Trust’s net income decreased to $626,698 for the three months ended July 31, 2002, as compared to net income of $979,712 for the three months ended July 31, 2001.  Mesabi Trust’s gross income for the three months ended July 31, 2002 was $753,390, consisting of $0 in minimum advance royalty income, $650,216 in overriding royalty income, $88,572 in fee royalty income and $14,602 in interest income, as compared to gross income of $1,040,694, consisting of $0 in minimum advance royalty income, $957,653 in overriding royalty income, $71,528 in fee royalty income and $11,513 in interest income, for the three months ended July 31, 2001.  The decrease in royalty income was primarily due to decreased pellet shipments as compared to the comparable prior period.  Mesabi Trust’s expenses for the three months ended July 31, 2002 were $126,692, compared to expenses of $60,982 for the three months ended July 31, 2001.

Comparison of six months ended July 31, 2002 and July 31, 2001

Mesabi Trust’s net income decreased to $821,826 for the six months ended July 31, 2002, as compared to net income of $1,402,269 for the six months ended July 31, 2001.  Mesabi Trust’s gross income for the six months ended July 31, 2002 was $1,019,908, consisting of $985,392 in overriding royalty income less $148,539 of recouped minimum advance royalty income, $158,139 in fee royalty income and $24,916 in interest income, as compared to gross income of $1,529,816, consisting of $1,469,961 in overriding royalty income less $110,614 of recouped minimum advance royalty income, $145,926 in fee royalty income and $24,543 in interest income, for the six months ended July 31, 2001.  The decrease in royalty income was primarily due to decreased pellet shipments as compared to the comparable prior period.  Mesabi Trust’s expenses for the six months ended July 31, 2002 were $198,082, compared to expenses of $127,547 for the six months ended July 31, 2001.

Mesabi Trust’s Unallocated Reserve aggregated $1,260,547 at July 31, 2002, as compared with an Unallocated Reserve of $1,279,787 at July 31, 2001.  The decrease of $19,240 was due to the net effect of: (a) the decrease in net income of $580,443 during the six months ended July 31, 2002 as compared with the six months ended July 31, 2001, (b) the January 31, 2002 unallocated reserve balance of $1,094,721 was $298,803 higher than the January 31, 2001 unallocated reserve balance of $795,918, and (c) a decrease in the total declared distributions of $0.02 per Unit of Beneficial Interest which in total was $262,400 from the six month period ended July 31, 2002 to the six month period ended July 31, 2001.  The Trustees anticipate that the amount of Unallocated Reserve will fluctuate from time to time, depending upon a number of factors, including but not limited to the income for a particular period, the amount and timing of distributions, uncertainty about future royalty income and the uncertainty of future expenses.

Royalty Comparisons

The following chart summarizes Mesabi Trust’s royalty income for the six months ended July 31, 2002 and July 31, 2001, respectively:

	Six months ended July 31,
	2002	2001

Base overriding royalties	$985,392	$1,469,961
Bonus royalties	0	0
Minimum advance royalty paid (recouped)	(148,539)	(110,614)
Fee royalties	158,139	145,926
Total royalty income	$994,992	$1,505,273

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

MESABI TRUST
(Registrant)

By:	DEUTSCHE BANK TRUST COMPANYAMERICAS
Corporate Trustee
Principal Administrative Officer and duly authorized signatory:*

Date: September 16, 2002	By:	/s/ Rodney Gaughan
Name: Rodney Gaughan
Title: Associate

We, the Trustees, certify that:

1.       We have reviewed this quarterly report on Form 10-Q of Mesabi Trust;

2.       Based on our knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.       Based on our knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

/s/ Rodney Gaughan	September 16, 2002
Rodney Gaughan*
Acting as Associate of and on behalf of
Deutsche Bank Trust Company Americas

/s/ David J. Hoffman	September 16, 2002
David J. Hoffman*
Individual Trustee

/s/ Richard G. Lareau	September 16, 2002
Richard G. Lareau*
Individual Trustee

/s/ Norman F. Sprague III	September 16, 2002
Norman F. Sprague III*
Individual Trustee

/s/ Ira A. Marshall, Jr.	September 16, 2002
Ira A. Marshall, Jr.*
Individual Trustee

* There are no principal executive officers or principal financial officers of the registrant.

The written statements of the Trustees required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, accompanied the filing of this report by correspondence to the Securities and Exchange Commission.