Form 10-Q
period 2002-10-31
MESABI TRUST
filed 2002-12-16
CIK 65172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒                                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended October 31, 2002 or

☐                                 TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission File Number:  1-4488

MESABI TRUST (Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	13-6022277 (I.R.S. Employer Identification No.)

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

As of November 29, 2002, there were 13,120,010 Units of Beneficial Interest in Mesabi Trust outstanding.

PART I - FINANCIAL INFORMATION

Item 1.                     Financial Statements  (Note 1)

	THREE MONTHS ENDED OCTOBER 31,		NINE MONTHS ENDED OCTOBER 31,

	2002	2001	2002	2001
A. Condensed Statements of Income

Revenues:

Royalty income	$1,954,500	$1,641,090	$2,949,492	$3,146,363
Interest income	10,272	12,932	35,188	37,475
	$1,964,772	$1,654,022	$2,984,680	$3,183,838

Expenses	95,995	79,660	294,077	207,207

Net income	$1,868,777	$1,574,362	$2,690,603	$2,976,631

Number of units outstanding	13,120,010	13,120,010	13,210,010	13,120,010

Net income per unit (Note 2)	$.141701	$.119997	$.204340	$.226877

Distributions declared per unit	$.120	$.105	$.170	$.175

See Notes to Financial Statements.

B.  Condensed Balance Sheets

Assets:	October 31, 2002	January 31, 2002

Cash	$182,142	$1,223,246

U.S. Government securities, at amortized cost (which approximates market)	2,421,529	892,916

Accrued income	562,813	98,224
Prepaid insurance	8,029	4,347
	$3,174,513	$2,218,733

Fixed property, including intangibles, at nominal values:

Amended Assignment of Peters Lease	$1	$1

Assignment of Cloquet Lease	1	1

Certificate of beneficial interest for 13,120,010 Units of Land Trust	1	1
	$3	$3

	$3,174,516	$2,218,736

Liabilities, Unallocated Reserve and Trust Corpus:

Liabilities:
Distribution payable	$1,574,401	$1,049,601
Accrued expenses	45,190	74,411
	$1,619,591	$1,124,012

Unallocated reserve (Note 3)	1,554,922	1,094,721
Trust Corpus	3	3
	$3,174,516	$2,218,736

See Notes to Financial Statements.

C.  Condensed Statements of Cash Flows

	NINE MONTHS ENDED OCTOBER 31,

	2002	2001
Cash flows from operating Activities:
Royalties received	$2,476,068	$2,758,672
Interest received	44,022	42,491
Expenses paid	(326,981)	(251,486)
Net cash provided by Operating activities	$2,193,109	$2,549,677

Cash flows from investing activities:
Maturities of U.S. Government Securities	$534,337	$3,410,580
Purchases of U.S. Government securities	(2,062,949)	(3,625,955)

Net cash (used for) provided by investing activities	$(1,528,612)	$(215,375)

Cash flows from financing activities:
Net cash (used in) financing activities, distributions to Unitholders	$(1,705,601)	$(2,624,002)

Net (decrease) increase in cash	$(1,041,104)	$(289,700)
Cash, beginning of year	1,223,246	1,947,696
Cash, end of quarter	$182,142	$1,657,996

Reconciliation of net income to net cash provided by operating activities:
Net income	$2,690,603	$2,970,106
(Increase) in accrued income	(464,590)	(382,675)
Increase (Decrease) in prepaid insurance	(3,683)	(2,394)
(Decrease) in accrued expenses	(29,221)	(35,360)
Net cash provided by operating activities	$2,193,109	$2,549,677

See Notes to Financial Statements.

MESABI TRUST

NOTES TO FINANCIAL STATEMENTS

Note 1.                             The financial statements included herein have been prepared without audit (except for the balance sheet at January 31, 2002) in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of the Trustees, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the results of operations for the nine months ended October 31, 2002 and 2001, (b) the financial positions at October 31, 2002 and January 31, 2002, and (c) the cash flows for the nine months ended October 31, 2002 and 2001, have been made.

Note 2.                             Earnings per unit are based on weighted average number of units outstanding during the period (13,120,010 units).

Note 3.                             The Trustees have determined to maintain an Unallocated Reserve of at least $1,000,000 in liquid assets.  The actual amount of such Unallocated Reserve may vary from quarter to quarter depending upon conditions in the industry and the judgment of the Trustees.  The Unallocated Reserve consists of these liquid assets and accrued revenue (primarily royalties not yet received).  At October 31, 2002, the Unallocated Reserve was represented by $992,109 in unallocated cash and U.S. Government securities, and $562,813 of accrued revenue primarily representing royalties not yet received by the Trust but anticipated to be received in January 2003 from Northshore as part of the royalty due with respect to the third fiscal quarter, based upon reported lessee shipping activity for the month of October 2002.

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

With respect to the selling price component of the overriding royalty calculation, Northshore is obligated to pay to Mesabi Trust royalty bonuses.  The royalty bonus is a percentage of the gross proceeds of product shipped from Silver Bay and sold at prices above a threshold price.  The threshold price is adjusted on an annual basis for inflation and deflation (but not below $30) (the “Adjusted Threshold Price”).  The Adjusted Threshold Price was $38.82 per ton for calendar year 2000, $39.82 per ton for calendar year 2001, and is $40.61 per ton for calendar year 2002.  The royalty bonus percentage ranges from 1/2 of 1% of the gross proceeds (on all tonnage shipped for sale at prices between the Adjusted Threshold Price and $2.00 above the Adjusted Threshold Price) to 3% of the gross proceeds on all tonnage shipped for sale at prices $10.00 or more above the Adjusted Threshold Price.  No royalty bonus has been paid to the Trust for several years.

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

Current Developments

General.  Total calendar year 2002 pellet production at Northshore will likely total approximately 4.1 million tons of iron ore pellets.  This represents an increase from the previously forecast amount of 3.5 to 4.0 million tons.  During the third quarter of fiscal 2003, Northshore produced 1.1 million tons of pellets compared to 900,000 tons in 2001.  This increased production is attributed to a projected increase in sales by Cleveland-Cliffs Inc (CCI) in the 2002 calendar year.

In press releases dated October 7 and October 23, 2002, CCI announced that it was raising its overall 2002 pellet sales forecast from a range of 14 to 14.5 million tons to 15 million tons, which compares to sales of 8.4 million tons in 2001.  In these same press releases, CCI reported that all of its facilities have been operating at capacity since August 1, 2002 and that CCI’s projected sales volume for 2003 should allow it to operate at capacity levels in the 2003 calendar year.  CCI attributes this increase mainly to the sale of pellets to Algoma Steel Inc. under a new sales agreement, with the balance being represented by additional sales to other customers, including sales under a new 15-year supply contract with International Sales Group (ISG).  The amounts of such sales to be made to Algoma Steel and ISG from the Northshore facility are not stated in either release.  Although the Trustees are unable to predict the level of pellet sales from Northshore in 2002 and 2003, if these various customer contracts enable Northshore to increase its production to capacity levels, such production increases could generate additional royalty income for the Trust and its Unitholders.  While Northshore’s production capacity has historically remained at a level of approximately 4.3 million tons of iron ore pellets per year, Northshore may increase its production forecasts in 2003 to an annual production target level of approximately 4.8 million tons due to a shift from producing a portion of flux pellets to producing only standard pellets.  Such a shift in Northshore’s product mix could result in an increased production of approximately 500,000 tons of iron ore pellets per year.

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

Mesabi Nugget Project.  On November 14, 2001, CCI announced that it entered into a Memorandum of Understanding with Mesabi Nugget LLC and other parties to participate in the Mesabi Nugget Project.  The project’s objective is to develop a new iron making technology (Kobe Steel’s Itmk3 process) for converting iron ore into nearly pure iron nugget form.  The project’s initial phase, Phase I, was recently completed.  On April 4, 2002, IronUnits LLC, a subsidiary of CCI, signed an agreement to commit itself through Phase II, which involves construction of a pilot plant at Northshore to test the Kobe Steel Itmk3 process and its ability to convert iron ore into nearly pure iron nugget form.  Furthermore, as reported by Skillings Mining Review on March 2, 2002, the Iron Range Resources and Rehabilitation Board (IRRRB) and the Minnesota Department of Trade and Economic Development have each approved loans of $8.0 million to assist in the funding of Phase II of the Mesabi Nugget Project.

Construction of the pilot plant’s furnace at the Northshore facility commenced in September of 2002.  According to published reports of CCI, the pilot plant at Northshore is expected to become operational in the first half of 2003, and if successful, construction of a commercial-sized facility capable of producing 300,000 tons of nuggets could commence as early as 2004.  Although CCI has chosen to locate the pilot plant at Northshore, it is not certain that if CCI builds a fully operational facility, it will do so on Mesabi Trust Lands.

Although Mesabi Trust is not a direct party to this project and its involvement in this project was not solicited, it appears that because the pilot plant will be located at the Northshore facility, the project will probably involve the use of iron ore from the Mesabi Trust lands.  CCI indicated that iron nuggets from this new process would be used as an alternative or supplement to pig iron in the steel making process.  Because the Trust has not received a sufficient amount of information as to the agreements, shipment amounts and royalty payments that could result if the Mesabi Nugget Project successfully achieves commercialization, the Trustees are unable to make any projections as to any future royalties that might be payable to the Trust.

Other Information.  On March 5, 2002, President Bush released a three-year tariff schedule to be imposed on a significant number of imported steel products.  The tariffs, which range from eight to thirty percent, took effect on March 20, 2002.  Although these tariff measures may initially have had a favorable impact on the amount of the Trust’s royalty income, it is uncertain how much, if at all, they and certain exemptions to such tariffs have affected or will affect the Trust during fiscal year 2003.  Despite the fact that steel imports initially fell after the March announcement, their levels have been steadily rebuilding since June of 2002, and, as a result, some industry analysts expect prices to decline in the fourth quarter of

2002 and into 2003.  Furthermore, President Bush has warned the nation’s steelmakers that he would cut short the three-year tariffs if he determined that the steel industry was not wisely using them to improve its competitive position in the world marketplace.  Consequently, the Trustees are unable to determine at this time whether the tariffs will ultimately have any material impact on iron ore pellet prices during fiscal year 2003.

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

5.                             Uncertainty of Market Conditions in the Steel and Iron Ore Industry.  Steel industry fundamentals in the North American steel market continued to deteriorate in fiscal year 2001 and beyond.  Weak steel demand, steel industry consolidation, price decreases attributable to slowing economies in the United States and Canada and high volumes of steel imports caused some level of uncertainty in the North American steel industry.  As reported by CCI in July 2002, the fundamentals in the United States steel industry have shown improvement, largely due to reductions in steelmaking capacity and inventory restocking.  In addition, prices on certain steel products have made significant gains and steel mills have been running at near capacity levels since March of 2002.  Overall, there has been a modest increase in the demand for steel products, but it is uncertain whether this increase in demand will continue and to what extent it will impact royalties paid to the Trust in fiscal year 2003 and beyond.

Comparison of three months ended October 31, 2002 and October 31, 2001

Mesabi Trust’s net income increased to $1,868,777 for the three months ended October 31, 2002, as compared to net income of $1,574,362 for the three months ended October 31, 2001.  Mesabi Trust’s gross income for the three months ended October 31, 2002 was $1,964,772, consisting of $0 in minimum advance royalty income, $1,877,596 in overriding royalty income, $76,904 in fee royalty income and $10,272 in interest income, as compared to gross income of $1,654,022, consisting of $0 in minimum advance royalty income, $1,587,277 in overriding royalty income, $53,813 in fee royalty income and $12,932 in interest income, for the three months ended October 31, 2001.  The increase in royalty income was primarily due to increased pellet shipments as compared to the comparable prior period.  Mesabi Trust’s expenses for the three months ended October 31, 2002 were $95,995, compared to expenses of $79,660 for the three months ended October 31, 2001.

Comparison of nine months ended October 31, 2002 and October 31, 2001

Mesabi Trust’s net income decreased to $2,690,603 for the nine months ended October 31, 2002, as compared to net income of $2,976,631 for the nine months ended October 31, 2001.  Mesabi Trust’s gross income for the nine months ended October 31, 2002 was $2,984,680, consisting of $0 in minimum advance royalty income, $2,714,448 in overriding royalty income, $235,044 in fee royalty income and $35,188 in interest income, as compared to gross income of $3,183,838, consisting of $0 in minimum advance royalty income, $2,946,624 in overriding royalty income, $199,739 in fee royalty income and $37,475 in interest income, for the nine months ended October 31, 2001.  The decrease in royalty income was primarily due to decreased pellet shipments as compared to the comparable prior period.  Mesabi Trust’s expenses for the nine months ended October 31, 2002 were $294,077, compared to expenses of $207,207 for the nine months ended October 31, 2001, which were primarily due to increased legal fees.

Mesabi Trust’s Unallocated Reserve aggregated $1,554,922 at October 31, 2002, as compared with an Unallocated Reserve of $1,476,547 at October 31, 2001.  The increase of $78,375 was due to the net effect of: (a) the decrease in net income of $286,028 during the nine months ended October 31, 2002 as compared with the nine months ended October 31, 2001, (b) the January 31, 2002 unallocated reserve balance of $1,094,721 was $298,803 higher than the January 31, 2001 unallocated reserve balance of $795,918, and (c) a decrease in the total declared distributions of $0.005 per Unit of Beneficial Interest which in total was $65,600 from the nine month period ended October 31, 2002 to the nine month period ended October 31, 2001.  The Trustees anticipate that the amount of Unallocated Reserve will fluctuate from time to time, depending upon a number of factors, including but not limited to the income for a particular period, the amount and timing of distributions, uncertainty about future royalty income and the uncertainty of future expenses.

Royalty Comparisons

The following chart summarizes Mesabi Trust’s royalty income for the nine months ended October 31, 2002 and October 31, 2001, respectively:

	Nine months Ended October 31,
	2002	2001
Base overriding royalties	$2,714,448	$2,946,624
Bonus royalties	0	0
Minimum advance royalty paid (recouped)	0	0
Fee royalties	235,044	199,739
Total royalty income	$2,949,492	$3,146,363

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.

Not applicable.

Item 4.  Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  The Trustees maintain disclosure controls and procedures designed to ensure that information required to be disclosed by Mesabi Trust in the reports that it files or submits under the Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations.  Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by Mesabi Trust is accumulated and communicated by Northshore Mining Company, a wholly owned subsidiary of Cleveland-Cliffs Inc, the lessee/operator of the Mesabi Trust Lands, and Mesabi Trust’s independent auditors and consultants to the Trustees as appropriate to allow timely decisions regarding required disclosure.

Within 90 days of the date of this report, the Trustees carried out an evaluation of the Trust’s disclosure controls and procedures.  The Trustees have concluded that the controls and procedures are effective, while noting certain limitations on disclosure controls and procedures as set forth below.

Due to the contractual arrangements of the Trust Agreement, there are certain potential weaknesses that may limit the effectiveness of disclosure controls and procedures established by the Trustees and their ability to verify the accuracy of certain financial information.  The contractual limitations creating potential weaknesses in disclosure controls and procedures may be deemed to include:

•                    Northshore Mining Company alone controls (i) historical operating data, including iron ore production volumes, marketing of iron ore products, operating and capital expenditures as they relate to Northshore Mining Company, environmental and other liabilities and the effects of regulatory changes; (ii) plans for Northshore Mining Company’s future operating and capital expenditures; (iii) geological data relating to reserves and (iv) projected production of iron ore products.  While the Trustees request material information for use in periodic reports as part of their disclosure controls and procedures, the Trustees do not control this information, and they rely on Northshore Mining Company to provide accurate and timely information for use in Mesabi Trust’s reports filed with the SEC.  Moreover, while each quarter Northshore Mining Company furnishes shipment and royalty calculations to the Trustees, Northshore Mining Company has declined to support this information with a written certification attesting to whether Northshore Mining Company has established disclosure controls and procedures and internal controls sufficient to enable it to verify that the information furnished to the Trustees is accurate and complete.  Northshore Mining Company is not required either by contract or by governmental laws or regulations to provide such a certification.

•       Under the terms of the Trust Agreement, the Trustees are entitled to, and in fact do rely, upon certain experts in good faith, including (i) the independent consultants with respect to monthly production and shipment reports, which include figures on crude ore production and iron ore pellet shipments and discussions concerning the condition and accuracy of the scales and plans regarding the development of Mesabi Trust’s mining property, and (ii) the independent auditors they have contracted with respect to reviews of financial data related to shipping and sales reports provided by Northshore Mining Company.

The Trustees do not intend to expand their responsibilities beyond those permitted or required by the Trust Agreement and those required under applicable law.

Changes in Internal Controls.  To the knowledge of the Trustees, there have been no significant changes in Mesabi Trust’s internal controls or in other factors that could significantly affect Mesabi Trust’s internal controls subsequent to the date the Trustees completed their evaluation.  The Trustees note for purposes of clarification that they have no authority over, and make no statement concerning, the internal controls of Northshore Mining Company.

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

MESABI TRUST
(Registrant)

	By:	DEUTSCHE BANK TRUST COMPANY AMERICAS
Corporate Trustee
Principal Administrative Officer and duly authorized signatory:*

Date: December 16, 2002	By:	/s/ Rodney Gaughan
Name: Rodney Gaughan
Title: Associate

The written statements of the Trustees required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, accompanied the filing of this report by correspondence to the Securities and Exchange Commission.

CERTIFICATION

I, Rodney Gaughan, certify that:

1.                                       I have reviewed this quarterly report on Form 10-Q of Mesabi Trust, for which Deutsche Bank Trust Company Americas acts as Corporate Trustee;

2.                                       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, distributable income and changes in trust corpus of the registrant as of, and for, the periods presented in this quarterly report;

4.                                       I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14), or for causing such procedures to be established and maintained, for the registrant and have:

a)                                      designed such disclosure controls and procedures, or caused such controls and procedures to be designed, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                                     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                                      presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5.                                       I have disclosed, based on my most recent evaluation, to the registrant’s auditors:

a)                                      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     any fraud, whether or not material, that involves persons who have a significant role in the registrant’s internal controls; and

6.                                       I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

In giving the foregoing certifications in paragraphs 4, 5 and 6, I have relied to the extent I consider reasonable on information provided to me by Northshore Mining Company and Eveleth Fee Office, Inc.

Date: December 16, 2002	By:	/s/ Rodney Gaughan
Rodney Gaughan*
Associate
Deutsche Bank Trust Company Americas

* There are no principal executive officers or principal financial officers of the registrant.