Form 10-K
period 2003-01-31
MESABI TRUST
filed 2003-04-18
CIK 65172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)

☒         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2003

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to                .

Commission file number  1-4488

MESABI TRUST
(Exact name of registrant as specified in its charter)

New York	13-6022277
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Deutsche Bank Trust Company Americas Corporate Trust & Agency Services – GDS P.O. Box 318 Church Street Station New York, New York	10008-0318
(Address of principal executive offices)	(Zip Code)

(615) 835-2749
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
Units of Beneficial Interest in Mesabi Trust	New York Stock Exchange

Securities registered under Section 12(g) of the Exchange Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES   ☒      NO   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.           ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  YES  ☐     NO  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average of the bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, that being July 31, 2002, was $52,724,156.*

The number of shares of beneficial interest outstanding as of March 27, 2003:  13,120,010 Units of Beneficial Interest

DOCUMENTS INCORPORATED BY REFERENCE

Certain items in Parts I and II incorporate information by reference from the Annual Report of the Trustees of Mesabi Trust to the Holders of Certificates of Beneficial Interest for the fiscal year ended January 31, 2003, which is annexed hereto and filed herewith as Exhibit 13.1.

*  Includes approximately $101,655 representing the market value, as of July 31, 2002, of 25,100 Units of Beneficial Interest the beneficial ownership of which is disclaimed by affiliates (see Item 12 herein).

PART I

ITEM 1.                                                     BUSINESS.

(a)           General Development of Business.

The information under the headings “Trustees’ Discussion and Analysis of Financial Condition and Results of Operation,” “The Trust Estate,” “Leasehold Royalties,” and “Land Trust and Fee Royalties” set forth on pages 2, 8, 9, and 11, respectively, of the Annual Report of the Trustees of Mesabi Trust for the fiscal year ended January 31, 2003 (the “Annual Report”) is incorporated herein by reference.  Certain capitalized terms used below in this Part I are defined in the Annual Report.

(b)           Financial Information About Industry Segments.

Substantially all of the revenue, operating profits and assets of Mesabi Trust (“Mesabi Trust” or the “Trust”) relate to one business segment—iron ore mining.  The information under the heading “Selected Financial Data” set forth on page 2 of the Annual Report is incorporated herein by reference.

(c)           Narrative Description of Business.

The information under the headings “Trustees’ Discussion and Analysis of Financial Condition and Results of Operation,” “Important Factors Affecting Mesabi Trust,” and “Leasehold Royalties” set forth on pages 2, 6, and 9, respectively, of the Annual Report is incorporated herein by reference.

(d)           Availability of Reports on Registrant’s Website.

The information on the cover page of the Annual Report, set forth on page 1 thereof, is incorporated herein by reference.

ITEM 2.                                                     PROPERTIES.

The information under the heading “The Trust Estate” set forth on page 8 of the Annual Report is incorporated herein by reference.

ITEM 3.                                                     LEGAL PROCEEDINGS.

None.

ITEM 4.                                                     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.                                                     MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED UNITHOLDER MATTERS.

The information under the headings “Reserves and Distributions” and “Certificates of Beneficial Interest” set forth on pages 12 and 13, respectively, of the Annual Report is incorporated herein by reference.

ITEM 6.                                                     SELECTED FINANCIAL DATA.

The information under the headings “Selected Financial Data” and “Reserves and Distributions” set forth on pages 2 and 12, respectively, of the Annual Report is incorporated herein by reference.

ITEM 7.                                                     TRUSTEE’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The information under the headings “Trustees’ Discussion and Analysis of Financial Condition and Results of Operations,” “Leasehold Royalties,” “Income and Expense,” and “Reserves and Distributions” set forth on pages 2, 9, 12, and 12, respectively, of the Annual Report is incorporated herein by reference.

ITEM 7A.                                            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.                                                     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements, including the independent auditors’ reports thereon, filed as a part of this report, are presented on pages F-1 through F-10 and are incorporated herein by reference.

ITEM 9.                                                     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The information required by Item 304 of Regulation S-K regarding the change in Mesabi Trust’s accountants was previously filed as part of Mesabi Trust’s Current Report on Form 8-K filed on August 1, 2000.

PART III

ITEM 10.                                              DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

There are no directors or executive officers of the registrant.  The Agreement of Trust dated July, 18, 1961 (the “Agreement of Trust”), provides for a Corporate Trustee and four Individual Trustees (collectively, the “Trustees”).  Generally, Trustees continue in office until their resignation or removal.  Any Trustee may be removed at any time, with or without cause, by the holders of two-thirds in interest of the Trust Certificates then outstanding.  In the case of an Individual Trustee, a successor is also appointed if the Individual Trustee dies, becomes incapable of acting or is adjudged bankrupt or insolvent.  In the case of the Corporate Trustee, a successor is also appointed if a receiver of the Corporate Trustee or of its property is appointed, or if any public officer takes charge or control of the Corporate Trustee or of its property or affairs for the purpose of rehabilitation, conservation or liquidation.

The present Trustees of Mesabi Trust and their respective ages, terms in office as Trustees, and business experience during the past five (5) years are set forth in the following table:

Name	Age	Trustee Since	Business Experience During Past Five Years

Deutsche Bank Trust Company Americas	N/A	1961	New York banking corporation.

David J. Hoffman	67	1977	Mining geologist; Until January 1988, President of Towne Mines Exploration Company, Inc., a privately-held mining corporation.

Richard G. Lareau	74	1990	Partner in the law firm of Oppenheimer Wolff & Donnelly LLP; Director of Northern Technologies International Corporation.

Ira A. Marshall, Jr.	80	1976	Private investor and self-employed petroleum engineer; Until February 1986, Director and Vice President of New American Fund, Inc., a closed-end investment trust.

Norman F. Sprague III	55	1981	Private investor; Orthopedic surgeon.

ITEM 11.                                              EXECUTIVE COMPENSATION.

Pursuant to the Amendment to the Agreement of Trust dated October 25, 1982 (the “Amendment”), each Individual Trustee receives at least $20,000 in annual compensation for services as Trustee.  Each year, annual Trustee compensation is adjusted up or down (but not below $20,000) in accordance with changes from the November 1981 level of 295.5 (the “1981 Escalation Level”) in the All Commodities Producer Price Index (with 1967 = 100 as a base).  The All Commodities Producer Price Index is published by the U.S. Department of Labor.  The adjustment is made at the end of each fiscal year and is calculated on the basis of the proportion between (a) the level of such index for the November preceding the end of such fiscal year, and (b) the 1981 Escalation Level.

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

Additionally, each year the Corporate Trustee receives $62,500 (or more, if unanimously approved by the Individual Trustees) to cover clerical and administrative services to Mesabi Trust other than services customarily performed by a registrar or transfer agent.  In fiscal year 2002, the Trust paid the Corporate Trustee $62,500 for such services.

The following table sets forth the cash compensation paid to the Trustees through January 31, 2003, for services in all capacities as Trustees to Mesabi Trust during the fiscal year ended January 31, 2003.

CASH COMPENSATION TABLE

Name	Capacity in Which Served	Cash Compensation

Deutsche Bank Trust Company Americas	Corporate Trustee	$89,481.44	*

David J. Hoffman	Individual Trustee	$26,981.44

Richard G. Lareau	Individual Trustee	$26,981.44

Ira A. Marshall, Jr.	Individual Trustee	$26,981.44

Norman F. Sprague III	Individual Trustee	$26,981.44

* Does not include $15,837.88 of fees and disbursements paid to Deutsche Bank Trust Company Americas as registrar and transfer agent of the Units.

ITEM 12.                                              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND TRUSTEES AND RELATED UNITHOLDER MATTERS.

The following table sets forth information concerning each person known to Mesabi Trust to own beneficially more than 5% of the Trust’s Units outstanding as of March 27, 2003.  Such information has been obtained from Mesabi Trust’s records and a review of statements filed with Mesabi Trust pursuant to Section 13(d)-102 of the Securities Exchange Act of 1934, as amended, through March 27, 2003.

Name and Address of Beneficial Owner(s)	Amount of Beneficial Ownership of Units		Percent of Class

Appaloosa Management L.P., a Delaware Limited Partnership and David A. Tepper 26 Main Street Chatham, New Jersey 07928	655,500	(1)	4.99%

(1)                                  According to a Schedule 13G dated May 4, 1998, filed by such persons, which indicates that each of such persons has sole voting power and sole dispositive power with respect to such units.  Appaloosa Management L.P. is general partner of Appaloosa Investment Limited Partnership I.  The general partner of Appaloosa Management L.P. is Appaloosa Partners, Inc., of which David Tepper is the sole shareholder and President.  Appaloosa Management L.P. acts as an investment advisor to Palomino Fund Ltd. (“PLF”).  Of the 655,500 Units reported, 327,750 are owned by Appaloosa Investment Limited Partnership I and 327,750 are owned by PLF.

The table below sets forth information as to the Units of Beneficial Interest in Mesabi Trust beneficially owned as of March 4, 2003 by the Trustees individually and as a group.

Name	Amount of Beneficial Ownership of Units	Percent of Class

Deutsche Bank Trust Company Americas (1)	1,000	Less than 1%

David J. Hoffman (2)	38,100	Less than 1%

Richard G. Lareau (3)	24,000	Less than 1%

Ira A. Marshall, Jr. (4)	51,000	Less than 1%

Norman F. Sprague III	12,700	Less than 1%

All Trustees as a group	126,800	0.97%

(1)                                  Deutsche Bank Trust Company Americas shares voting and investment power over the Units indicated above.  In addition to such Units, Deutsche Bank Trust Company Americas holds, on behalf of various customers, Units in so-called “directed” accounts.  Deutsche Bank Trust Company Americas has no voting or investment power over, and thus no beneficial interest in, such Units.

(2)                                  Includes 15,100 Units owned by Mr. Hoffman’s wife, over which Mr. Hoffman does not have any investment or voting power and as to which Mr. Hoffman disclaims any beneficial ownership.

(3)                                  Includes 10,000 Units owned by Mr. Lareau’s wife, over which Mr. Lareau does not have any investment or voting power and as to which Mr. Lareau disclaims any beneficial ownership.

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

ITEM 14.                                        CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.  The Trustees maintain disclosure controls and procedures designed to ensure that information required to be disclosed by the Trust in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and regulations of the Securities and Exchange Commission.  Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Trust is accumulated and communicated by Northshore Mining Company (“Northshore”), and the Trust’s independent auditors and consultants to the Trustees as appropriate to allow timely decisions regarding required disclosure.

Within ninety days of the date of this report, the Trustees carried out an evaluation of the Trust’s disclosure controls and procedures.  The Trustees have concluded that the controls and procedures are effective, while noting certain limitations on disclosure controls and procedures as set forth below.

Due to the contractual arrangements of the Agreement of Trust and the Amendment, there are certain potential weaknesses that may limit the effectiveness of disclosure controls and procedures established by the Trustees and their ability to verify the accuracy of certain financial information.  The contractual limitations creating potential weaknesses in disclosure controls and procedures may be deemed to include:

•                  Northshore alone controls (i) historical operating data, including iron ore production volumes, marketing of iron ore products, operating and capital expenditures as they relate to Northshore, environmental and other liabilities and the effects of regulatory changes; (ii) plans for Northshore’s future operating and capital expenditures; (iii) geological data relating to reserves, and (iv) projected production of iron ore products.  While the Trustees request material information for use in periodic reports as part of their disclosure controls and procedures, the Trustees do not control this information, and they rely on Northshore to provide accurate and timely information for use in the Trust’s reports filed with the Securities and Exchange Commission.  Moreover, while each quarter Northshore furnishes shipment and royalty calculations to the Trustees, Northshore has declined to support this information with a written certification attesting to whether Northshore has established disclosure controls and procedures and internal controls sufficient to enable it to verify that the information furnished to the Trustees is accurate and complete.  Northshore is not required either by contract or by governmental laws or regulations to provide such a certification.  Under the Trust’s engagement letter with Eide Bailly LLP, which serves as the Trust’s independent accountants (“Eide Bailly”), Eide Bailly has delivered a report to the Trust concluding that the schedule of leasehold royalties payable to the Trust during fiscal year 2002 has been presented, in all material respects, in conformity with the Amendment of Assignment, Assumption and Further Assignment of Peters Lease, and the Amendment of Assignment, Assumption and Further Assignment of Cloquet Lease.

•                  Under the terms of the Agreement of Trust and the Amendment, the Trustees are entitled to, and in fact do rely, upon certain experts in good faith, including (i) the independent consultants with respect to monthly production and shipment reports, which include figures on crude ore production and iron ore pellet shipments and discussions concerning the condition and accuracy of the scales and plans regarding the development of the Trust’s mining property; and (ii) the independent auditors they have contracted with respect to reviews of financial data related to shipping and sales reports provided by Northshore.

The Trustees do not intend to expand their responsibilities beyond those permitted or required by the Agreement of Trust, the Amendment, and those required under applicable law.

Changes in Internal Controls.  To the knowledge of the Trustees, there have been no significant changes in the Trust’s internal controls or in other factors that could significantly affect the Trust’s internal controls subsequent to the date the Trustees completed their evaluation.  The Trustees note for purposes of clarification that they have no authority over, and make no statement concerning, the internal controls of Northshore.

PART IV

ITEM 15.                                              EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) 1. Financial Statements:

The following Financial Statements are incorporated in this Report by reference from the following pages of the Annual Report:

Independent Auditors’ Reports

Balance Sheets as of January 31, 2003 and 2002

Statements of Income for the years ended January 31, 2003, 2002, and 2001

Statements of Unallocated Reserve and Trust Corpus for the years ended January 31, 2003, 2002, and 2001

Statements of Cash Flows for the years ended January 31, 2003, 2002, and 2001

Notes to Financial Statements

3.	Exhibits:

Item No.	Item	Filing Method

3	Agreement of Trust dated as of July 18, 1961	Incorporated by reference from Exhibit 3 to Mesabi Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 1987.

3(a)	Amendment to the Agreement of Trust dated as of October 25, 1982	Incorporated by reference from Exhibit 3(a) to Mesabi Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 1988.

4	Instruments defining the rights of Trust Certificate Holders	Incorporated by reference from Exhibit 4 to Mesabi Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 1987.

10(a)	Peters Lease	Incorporated by reference from Exhibits 10(a) - 10(d) to Mesabi Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 1987.

Item No.	Item	Filing Method

10(b)	Amendment of Assignment of Peters Lease	Incorporated by reference from Exhibits 10(a) - 10(d) to Mesabi Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 1987.

10(c)	Cloquet Lease	Incorporated by reference from Exhibits 10(a) - 10(d) to Mesabi Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 1987.

10(d)	Assignment of Cloquet Lease	Incorporated by reference from Exhibits 10(a) - 10(d) to Mesabi Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 1987.

10(e)	Modification of Lease and Consent to Assignment dated as of October 22, 1982	Incorporated by reference from Exhibit 10(e) to Mesabi Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 1988.

10(f)	Amendment of Assignment, Assumption and Further Assignment of Peters Lease	Incorporated by reference from Exhibit A to Mesabi Trust’s Report on Form 8-K dated August 17, 1989.

10(g)	Amendment of Assignment, Assumption and Further Assignments of Cloquet Lease	Incorporated by reference from Exhibit B to Mesabi Trust’s Report on Form 8-K dated August 17, 1989.

13.1	Annual Report of the Trustees of Mesabi Trust for the fiscal year ended January 31, 2003	Filed herewith.

16	Letter from McGladrey & Pullen, LLP to the SEC, dated July 31, 2000	Incorporated by reference from Exhibit 16.0 to Mesabi Trust’s Report on Form 8-K dated August 1, 2000.

Item No.	Item	Filing Method

99.1	Certification of Corporate Trustee of Mesabi Trust pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

(b)	Reports on Form 8-K Filed in the Fourth Quarter:

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 18, 2003

MESABI TRUST

	By:	DEUTSCHE BANK TRUST COMPANY
AMERICAS
Corporate Trustee

	By:	/s/ Rodney Gaughan
Rodney Gaughan
Assistant Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Rodney Gaughan	April 18, 2003
Rodney Gaughan
Assistant Vice President
Deutsche Bank Trust Company Americas

/s/ David J. Hoffman	April 18, 2003
David J. Hoffman
Individual Trustee

/s/ Richard G. Lareau	April 18, 2003
Richard G. Lareau
Individual Trustee

/s/ Ira A. Marshall, Jr.	April 18, 2003
Ira A. Marshall, Jr.
Individual Trustee

/s/ Norman F. Sprague III	April 18, 2003
Norman F. Sprague III
Individual Trustee

CERTIFICATION

I, Rodney Gaughan, certify that:

1.               I have reviewed this annual report on Form 10-K of Mesabi Trust, for which Deutsche Bank Trust Company Americas acts as Corporate Trustee;

2.               Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.               Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, distributable income and changes in trust corpus of the registrant as of, and for, the period presented in this annual report.

4.               I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14), or for causing such procedures to be established and maintained, for the registrant and have:

a)              designed such disclosure controls and procedures, or caused such controls and procedures to be designed, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)              presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

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

6.               I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

In giving the certifications in paragraphs 4, 5 and 6 above, I have relied to the extent I consider reasonable on information provided to me by Eveleth Fee Office, Inc. and Northshore Mining Company.

Date: April 18, 2003	By:	/s/ Rodney Gaughan
Rodney Gaughan*
Assistant Vice President
Deutsche Bank Trust Company Americas

* There are no principal executive officers or principal financial officers of the registrant.