Form 10-Q
period 2003-04-30
MESABI TRUST
filed 2003-06-16
CIK 65172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2003, or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number:  1-4488

MESABI TRUST
(Exact name of registrant as specified in its charter)

New York	13-6022277
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Deutsche Bank Trust Company Americas Corporate Trust & Agency Services – GDS 60 Wall Street 27th Floor New York, New York	10005 (Zip code)
(Address of principal executive offices)

(615) 835-2749
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                         Yes   ☒     No   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐   No   ☒

As of May 31, 2003, there were 13,120,010 Units of Beneficial Interest in Mesabi Trust outstanding.

PART I - FINANCIAL INFORMATION

Item 1.                     Financial Statements  (Note 1)

	Three Months Ended April 30,
	2003	2002

A. Condensed Statements of Income

Revenues
Royalty income	$366,092	$256,204
Interest income	12,073	10,314
	378,165	266,518

Expenses	128,162	71,390

Net income	$250,003	$195,128

Number of units outstanding	13,120,010	13,120,010

Net income per unit (Note 2)	$0.0191	$0.0149

Distributions declared per unit	$—	$—

See Notes to Financial Statements.

	April 30, 2003	January 31, 2003

B. Condensed Balance Sheets

Assets

Cash	$91,371	$2,515,457

U.S. Government securities, at amortized cost (which approximates market)	1,006,725	891,243

Accrued income	271,607	175,978
Prepaid insurance	5,659	11,421
	1,375,362	3,594,099

Fixed property, including intangibles, at nominal values

Amended Assignment of Peters Lease	1	1

Assignment of Cloquet Lease	1	1

Certificate of beneficial interest for 13,120,010 units of land trust	1	1
	3	3

	$1,375,365	$3,594,102

Liabilities, Unallocated Reserve and Trust Corpus

Liabilities
Distribution payable	—	$2,492,802
Accrued expenses	59,311	35,249
	59,311	2,528,051

Unallocated Reserve (Note 3)	1,316,051	1,066,048
Trust Corpus	3	3

	$1,375,365	$3,594,102

See Notes to Financial Statements.

	Three Months Ended April 30,
	2003	2002

C. Condensed Statements of Cash Flows

Cash flows from operating activities
Royalties received	$262,626	$235,248
Interest received	19,910	19,510
Expenses paid	(98,338)	(97,285)

Net cash provided by operating activities	184,198	157,473

Cash flows from investing activities
Maturities of U.S. Government Securities	99,420	102,176
Purchases of U.S. Government Securities	(214,902)	(100,503)

Net cash provided by (used for) investing activities	(115,482)	1,673

Cash flow from financing activities
Distributions to Unitholders	(2,492,802)	(1,049,601)

Net change in cash	(2,424,086)	(890,455)

Cash, beginning of year	2,515,457	1,223,246

Cash, end of quarter	$91,371	$332,791

Reconciliation of net income to net cash provided by operating activities

Net income	$250,003	$195,128
(Increase) in accrued income	(95,629)	(11,759)
Decrease in prepaid insurance	5,762	2,323
Increase (Decrease) in accrued expenses	24,062	(28,239)

Net cash provided by operating activities	$184,198	$157,453

See Notes to Financial Statements.

MESABI TRUST

NOTES TO FINANCIAL STATEMENTS

Note 1.                             The financial statements included herein have been prepared without audit (except for the balance sheet at January 31, 2003) in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of the Trustees, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the results of operations for the three months ended April 30, 2003 and 2002, (b) the financial positions at April 30, 2003 and January 31, 2003, and (c) the cash flows for the three months ended April 30, 2003 and 2002, have been made.

Note 2.                             Earnings per unit are based on weighted average number of units outstanding during the period (13,120,010 units).

Note 3.                             The Trustees have determined to maintain an Unallocated Reserve of at least $1,000,000 in liquid assets.  The amount of the Unallocated Reserve has been increased over approximately the past twenty-four (24) months reflecting concern over the uncertainties in the steel and iron ore industry.  The actual amount of such Unallocated Reserve may vary from quarter to quarter depending upon conditions in the industry and the judgment of the Trustees.  At April 30, 2003, the Unallocated Reserve was represented by $1,044,444 in unallocated cash and U.S. Government securities, and $271,607 of accrued revenue primarily representing royalties not yet received by the Trust but anticipated to be received in July 2003 from Northshore Mining Company as part of the royalty due with respect to the first fiscal quarter, based upon reported lessee shipping activity for the month of April 2003.

Item 2.           Trustees’ Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Information

Certain statements contained in this document are forward-looking, including specifically those statements estimating calendar year 2003 production or shipments and comments related to the commencement of construction and opening of additional plants in 2003 and beyond.  All such forward-looking statements are based on input from Northshore Mining Company (“Northshore”), which is the lessee/operator and a wholly owned subsidiary of Cleveland-Cliffs Inc (“CCI”).  The Trust has no control over the operations or activities of Northshore except within the framework of current agreements.  This document also contains forward-looking statements based on the general political climate as it currently exists concerning the possible current and future effects of United States government tariffs.  Actual results could differ materially from those indicated in such statements.  Important factors that could cause actual results to differ materially include those listed below under the heading “Important Factors Affecting Mesabi Trust”.

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

•                  Fee royalties, which historically constitute a smaller component of the Trust’s royalty income, are payable to Mesabi Land Trust, a Minnesota land trust of which Mesabi Trust is the sole beneficiary and for which US Bank N.A. acts as trustee (the “Mesabi Land Trust”), and are based on the amount of crude ore mined.  Currently, the fee royalty on crude ore is based on an agreed price per ton, subject to certain indexing.  Crude ore is used to produce iron ore pellets and other products.

•                  Minimum advance royalties, the third type of royalty, are discussed below.

With respect to the volume component of royalty calculation, Northshore is obligated to pay Mesabi Trust base overriding royalties in varying amounts.  The volume component of overriding royalties constitutes a percentage of the gross proceeds of iron ore products produced at Mesabi Trust lands (and to a limited extent other lands) and shipped from Silver Bay, Minnesota.  The percentage ranges from 2-1/2% of the gross proceeds for the first one million tons of iron ore products so shipped annually to 6% of the gross proceeds for all iron ore products in excess of 4 million tons so shipped annually.

With respect to the selling price component of the overriding royalty calculation, Northshore is obligated to pay to Mesabi Trust royalty bonuses.  The royalty bonus is a percentage of the gross proceeds of product shipped from Silver Bay and sold at prices above a threshold price.  The threshold price is adjusted on an annual basis for inflation and deflation (but not below $30) (the “Adjusted Threshold Price”).  The Adjusted Threshold Price was $39.82 per ton for calendar year 2001, $40.61 per ton for calendar year 2002, and is $41.13 for calendar year 2003.  The royalty bonus percentage ranges from 1/2 of 1% of the gross proceeds (on all tonnage shipped for sale at prices between the Adjusted Threshold Price and $2.00 above the Adjusted Threshold Price) to 3% of the gross proceeds on all tonnage shipped for sale at prices $10.00 or more above the Adjusted Threshold Price.  No royalty bonus has been paid to the Trust for several years.

Generally, Northshore’s obligation to pay base overriding royalties and royalty bonuses with respect to the sale of iron ore products accrues upon the shipment of those products from Silver Bay.   However, regardless of whether any shipment has occurred, Northshore is obligated to pay to Mesabi Trust a minimum advance royalty.  Each year, the amount of the minimum advance royalty is adjusted for inflation and deflation (but not below $500,000 per annum).  Advance royalties payable were $663,682 for calendar year 2001, $676,814 for the calendar year 2002, and are $685,630 for calendar year 2003.  Until overriding royalties (and royalty bonuses, if any) for a particular year equal or exceed the minimum advance royalty for the year, Northshore must make quarterly payments of up to 25% of the minimum advance royalty for the year.  Because advance minimum royalties are essentially prepayments of base overriding and bonus royalties earned each year, any advance minimum royalties paid in a fiscal quarter are recouped by credits against base overriding and bonus royalties earned in later fiscal quarters during the year.  Historically, advance minimum royalties have been paid in the first fiscal quarter and recouped in the second fiscal quarter.

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

Current Developments

General.  Northshore has advised the Trustees that total calendar year 2003 production from Mesabi Trust lands may be approximately 4.5 million tons of iron ore pellets.  Although CCI previously announced in its January 29, 2003 press release that it had then expected to operate all five of its mines (which are located in Eastern Canada and the United States) at capacity levels in calendar year 2003, CCI stated in its May 13, 2003 press release that certain difficulties in the mineralization process at its Tilden mine are expected to cause a reduction in the pellet production at such mine for calendar year 2003 to 7.2 million to 7.5 million tons, from a previous forecast amount of 8.0 million tons. CCI also announced in this May 13, 2003 press release that its financial results will be adversely impacted by the mineralization process difficulties, but does not expect such difficulties to affect its ability to supply iron ore under its existing sales contracts.

On May 20, 2003, CCI announced that flooding in the Upper Peninsula of Michigan has forced Wisconsin Energy Corp. to shut down its power plant in Marquette, Michigan, which has caused the idling of CCI’s Empire and Tilden mines.  CCI stated in the same press release that every week the Empire and Tilden mines remain idle will result in a loss of production of approximately 250,000 tons of iron ore pellets.  Wisconsin Energy Corp. has stated that the power plant could remain idle for approximately one month.

CCI also announced in its May 20, 2003 press release that its total pellet sales forecast of 20 million tons is currently expected to decrease by approximately five percent as there has been a reduction in its customers’ pellet sales requirements due to a decline in the operating rates across the North American steel industry.  Separately, CCI stated in the same press release that it was unable to determine whether the filing of Chapter 11 protection by one of its largest pellet sales customers, Weirton Steel Corporation, would impact the sales contract that CCI has with Weirton Steel.

Northshore has not provided the Trust with an estimate for total calendar year 2003 shipments.  (See description of the uncertainty of market conditions in the iron ore and steel industry under “Important Factors Affecting Mesabi Trust” below.)  During calendar years 2002, 2001, 2000, 1999, and 1998, the percentage of shipments of iron ore products from Mesabi Trust lands was approximately 97.5%, 99.2%, 99.8%, 98.9%, and 99.3%, respectively, of total shipments.  Northshore has not advised the Trustees as to the percentage of iron ore products it anticipates shipping from Mesabi Trust lands in calendar year 2003.

Mesabi Nugget Project.  On November 14, 2001, CCI announced that it entered into a Memorandum of Understanding with Mesabi Nugget LLC and other parties to participate in the Mesabi Nugget Project.  The project’s objective is to develop a new iron making technology (Kobe Steel’s Itmk3 process) for converting iron ore into nearly pure iron nugget form (the term “nugget” is apparently used to differentiate the product from lower-iron content pellets produced from current technology).  The project’s initial phase, Phase I, was completed in the early part of fiscal year 2002.  On April 4, 2002, IronUnits LLC, a subsidiary of CCI, signed an agreement to commit itself through Phase II, which involves construction of a pilot plant at Northshore to test the Kobe Steel Itmk3 process and its ability to convert iron ore into nearly pure iron.  Furthermore, as reported by Skillings Mining Review on March 2, 2002, the Iron Range Resources and Rehabilitation Board and the Minnesota Department of Trade and Economic Development have each approved loans of $8.0 million to assist in the funding of Phase II of the Mesabi Nugget Project.

Construction of the pilot plant at the Northshore facility was completed in May 2003.  As reported by Skillings Mining Review on May 30, 2003, the first batch of iron nuggets was successfully completed in a one-hour test run on May 24, 2003.  According to this report by Skillings Mining Review, Mesabi Nugget LLC plans to continue conducting test operations at the pilot plant over the next nine months using iron ore concentrate from Northshore, and will then continue such test operations for an additional three months using concentrate from other iron ore sources.  According to earlier published reports of CCI, if this pilot plant is successful, construction of a commercial-sized facility capable of producing within a range of 300,000 to 700,000 tons of iron nuggets could commence as early as 2004.  Although CCI has chosen to locate the pilot plant at Northshore, it is not certain that if CCI decides to build a fully operational facility, it will do so on Mesabi Trust lands.

Although Mesabi Trust is not a direct party to the Mesabi Nugget Project and its involvement in this project was not solicited, it appears that in the event that the fully-operational plant is located at the Northshore facility, the project may involve the use of iron ore from the Mesabi Trust lands.  Nevertheless, because it is still uncertain as to whether the Mesabi Nugget Project will successfully achieve commercialization (in addition to the uncertainty surrounding whether CCI will elect to locate any such fully-operational plant at Northshore and use iron ore from the Mesabi Trust lands for the Project), the Trustees are unable to make projections as to any future royalties that might be payable to the Trust.

CCI has indicated that if the Mesabi Nugget Project successfully achieves commercialization, iron nuggets from this new process would be used as an alternative or supplement to pig iron in the steel making process.

Other Information.  On March 20, 2002, a three-year tariff schedule adopted by President Bush took effect, imposing tariffs ranging from eight percent to thirty percent on a significant number of imported steel products.  Although the quantity of imported steel products initially fell, their levels have been rebuilding since June 2002.  Moreover, some steel consumers and steel industry analysts have commented that the tariffs did, at least initially upon becoming effective, result in increases in the prices of certain domestic steel products.  The Trustees are unable, however, to quantify the effect that such price increases may have had on royalties paid to the Trust.  In addition, although the tariffs may have also had a favorable impact on the amount of the Trust’s income by providing an impetus to sales of iron ore pellets by reason of increased domestic demand, the Trustees are unable to verify such an effect or quantify it.  The Trustees do not transact business directly with steel producers and accordingly lack information as to the extent to which iron ore pellets may be in demand by steel producers for the production of various steel products and the degree to which production of such products (and the prices of such products) may be affected by the tariffs and the various tariff exemptions that have been adopted by the President to date.

On March 21, 2003, the administration announced that the President’s original three-year tariff schedule would be modified to lower the top tariff rate from thirty percent to twenty-four percent, and the lower tariff rate from eight percent to seven percent.  Furthermore, the President has previously warned the nation’s steelmakers that he would cut short the three-year tariffs if he determined that the steel industry was not wisely using the tariffs to improve their competitive position in the world marketplace.

On May 2, 2003, the World Trade Organization (WTO) issued a final ruling that the steel tariffs imposed by President Bush are in violation of global trade rules.  Because this ruling finalized the WTO’s March 26, 2003 preliminary ruling without substantial change, an unnamed U.S. trade official has indicated that the United States intends to appeal this final ruling and leave the tariffs in place in the meantime.  This trade official has also stated that a final ruling by a WTO appeals panel may not be reached until the latter part of November 2003.  At this time, in view of the United States’ intention to appeal this final ruling, the Trust is unable to determine the extent to which the final WTO ruling will affect the steel tariffs and the impact, if any, it will have on royalties payable to the Trust during fiscal year 2003.

The Trustees are therefore not in a position to determine what, if any, reductions in tariffs may take place or the extent to which the tariffs and modifications to, or elimination of, the tariff schedule may impact the demand and pricing of iron ore pellets mined from the Mesabi Trust lands.  In addition, in light of the Presidential exemptions and the uncertain future of the tariffs in light of the International Trade Commission’s ongoing reviews and the WTO ruling, the Trustees are unable to determine at this time whether the tariffs will ultimately have any material impact on the demand for, and prices of, iron ore pellets during fiscal year 2003.

Important Factors Affecting Mesabi Trust

The Agreement of Trust specifically prohibits the Trustees from entering into or engaging in any business.  This prohibition seemingly applies even to business activities the Trustees deem necessary or proper for the preservation and protection of the Trust Estate.  Accordingly, the Trustees’ activities in connection with the administration of Trust assets are limited to collecting income, paying expenses and liabilities, distributing net income to the Trust’s Certificate Holders after the payment of, or provision for, such expenses and liabilities, and protecting and conserving the assets held.

Accordingly, the income of the Trust is highly dependent upon the activities and operations of Northshore, and the terms and conditions of the Amendment of Assignment, Assumption and Further Assignment of Peters Lease (the “Amended Assignment of Peters Lease”), the Amendment of Assignment, Assumption and Further Assignment of Cloquet Lease (the “Amended Assignment of Cloquet Lease”), and the Assumption and Assignment of Mesabi Lease (together with the Amended Assignment of Peters Lease and the Amended Assignment of Cloquet Lease, the “Amended Assignment Agreements”).  The Trust and the Trustees have no control over the operations and activities of Northshore, except within the framework of the Amended Assignment Agreements.

Due to winter weather, and the increasing royalty percentages based on tonnage shipped in a calendar year, results for a particular calendar quarter are typically not indicative of results for future quarters or the year as a whole.  Factors which can impact the results of the Trust in any quarter or year include:

1.                             Shipping Conditions in the Great Lakes.  Shipping activity by Northshore is dependent upon when the Great Lakes shipping lanes freeze for the winter months (typically in January) and when they re-open in the spring (typically late March or April).  Base overriding royalties to Mesabi Trust are based on shipments made in a calendar quarter.  Because there typically is little or no shipping activity in the first calendar quarter, the Trust typically only receives the minimum royalty (or slightly more than the minimum) for that period.

2.                             Operations of Northshore.  Because the primary portion of the Trust’s revenues derive from iron ore product shipped by Northshore from Silver Bay, Northshore’s processing and shipping activities directly impact the Trust’s revenues in each quarter and for each year.  In turn, a number of factors affect Northshore shipment volume.  These factors include economic conditions in the iron ore industry, pricing by domestic and international competitors, long-term customer contracts or arrangements by Northshore or its competitors, availability of ore boats, production at Northshore’s mining operations, and production at the pelletizing/processing facility.  If any pelletizing line becomes idle for any reason, production and shipments (and, consequently, Trust income) could be adversely impacted.

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

4.                             Percentage of Mesabi Trust Ore.  As described elsewhere in this Report, Northshore has the ability to process and ship iron ore products from lands other than Mesabi Trust lands.  In certain circumstances, the Trust may be entitled to royalties on those other shipments, but not in all cases.  In general, the Trust will receive higher royalties (assuming all other factors are equal) if a higher percentage of shipments are from Mesabi Trust lands.  The percentages of shipments that came from Mesabi Trust lands were 97.5%, 99.2%, 99.8%, 98.9%, and 99.3% in calendar years 2002, 2001, 2000, 1999, and 1998, respectively.

5.                             Uncertainty of Market Conditions in the Steel and Iron Ore Industry.  Although CCI reported in its Form 10-K for its fiscal year ending December 31, 2002 that it experienced a record year in iron ore pellet sales and is projecting a further increase of pellet sales for its fiscal year 2003, CCI also stated in such Form 10-K that it continues to face a significant number of business risks and other potentially adverse factors.  Such risks and factors include, but are not limited to, lower customer demand, an increase in certain steel imports and iron ore substitutes, a decrease in iron ore production in North America, customer failure, and customer or potential customer restructuring and financial difficulty (which could result in reduced production capacity over time).  Furthermore, despite the intended ameliorative effects of the Presidential tariffs on the price and demand for domestic steel products, there still exists a high degree of uncertainty and significant consolidation and restructuring in the domestic steel market.  Moreover, as reported in CCI’s May 20, 2003 press release, it currently expects that its pellet sales forecast of 20 million tons will decrease by approximately five percent as there has been a reduction in its customers’ pellet sales requirements due to a decline in the operating rates across the North American steel industry.

In light of the current steel industry environment, uncertainties arising from war and other global events, and the above-mentioned risks and factors, it is uncertain whether prices on domestic steel products will be maintained at these current relatively higher levels, and whether steel mills will be able to operate at capacity levels in fiscal year 2003 and beyond.  Furthermore, although overall there appears to have been an increase in the demand for domestic steel products over the last fiscal year, it is nevertheless uncertain (in light of CCI’s May 20, 2003 announcement of its reduction in its 2003 pellet sales forecast and given the other risks and factors referenced in this Report) whether this increase in demand will continue and the extent to which it will impact royalties paid to the Trust in fiscal year 2003 and beyond.

Comparison of three months ended April 30, 2003 and April 30, 2002

Mesabi Trust’s net income increased to $250,003 for the three months ended April 30, 2003, as compared to net income of $195,128 for the three months ended April 30, 2002.  Mesabi Trust’s gross income for the three months ended April 30, 2003 was $378,165, consisting of $45,089 in minimum advance royalty income, $234,378 in overriding royalty income, $86,625 in fee royalty income and $12,073 in interest income, as compared to gross income of $266,518, consisting of $112,802 in minimum advance royalty income, $73,835 in overriding royalty income, $69,567 in fee royalty income and $10,314 in interest income, for the three months ended April 30, 2002.  The increase in royalty income was primarily due to an increase in pellet shipments and the quantity of iron ore mined as compared to the comparable prior period.  Mesabi Trust’s expenses for the three months ended April 30, 2003 were $128,162, compared to expenses of $71,390 for the three months ended April 30, 2002.  The increase in expenses is primarily attributed to (i) differences in the timing of payments of legal and accounting fees and expenses, and (ii) increases in legal fees and expenses associated with compliance with the Sarbanes-Oxley Act of 2002.

Mesabi Trust’s Unallocated Reserve aggregated $1,316,051 at April 30, 2003, as compared with an Unallocated Reserve of $1,289,849 at April 30, 2002.  The increase of $26,202 was due to the increase in revenue as compared with the three months ended April 30, 2002.  The Trustees anticipate that the amount of Unallocated Reserve will fluctuate from time to time, depending upon a number of factors, including but not limited to the income for a particular period, the amount and timing of distributions, uncertainty about future royalty income and the uncertainty of future expenses.

Royalty Comparisons

The following chart summarizes Mesabi Trust’s royalty income for the three months ended April 30, 2003 and April 30, 2002, respectively:

	Three months ended April 30,
	2003	2002

Base overriding royalties	$234,378	$73,835
Bonus royalties	0	0
Minimum advance royalty paid (recouped)	45,089	112,802
Fee royalties	86,625	69,567
Total royalty income	$366,092	$256,204

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.

Not applicable.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.  The Trustees maintain disclosure controls and procedures designed to ensure that information required to be disclosed by the Trust in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and regulations of the Securities and Exchange Commission.  Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Trust is accumulated and communicated by Northshore, and the Trust’s independent auditors and consultants to the Trustees as appropriate to allow timely decisions regarding required disclosure.

Within ninety days of the date of this report, the Trustees carried out an evaluation of the Trust’s disclosure controls and procedures.  The Trustees have concluded that the controls and procedures are effective, while noting certain limitations on disclosure controls and procedures as set forth below.

Due to the contractual arrangements of the Agreement of Trust dated July, 18, 1961 (the “Agreement of Trust”), and the Amendment to the Agreement of Trust dated October 25, 1982 (the “Amendment”), there are certain potential weaknesses that may limit the effectiveness of disclosure controls and procedures established by the Trustees and their ability to verify the accuracy of certain financial information.  The contractual limitations creating potential weaknesses in disclosure controls and procedures may be deemed to include:

•                    Northshore alone controls (i) historical operating data, including iron ore production volumes, marketing of iron ore products, operating and capital expenditures as they relate to Northshore, environmental and other liabilities and the effects of regulatory changes; (ii) plans for Northshore’s future operating and capital expenditures; (iii) geological data relating to reserves; and (iv) projected production of iron ore products.  While the Trustees request material information for use in periodic reports as part of their disclosure controls and procedures, the Trustees do not control this information, and they rely on Northshore to provide accurate and timely information for use in the Trust’s reports filed with the Securities and Exchange Commission.  Moreover, while each quarter Northshore furnishes shipment and royalty calculations to the Trustees, Northshore has declined to support this information with a written certification attesting to whether Northshore has established disclosure controls and procedures and internal controls sufficient to enable it to verify that the information furnished to the Trustees is accurate and complete.  Northshore is not required either by contract or by governmental laws or regulations to provide such a certification.

•                  Eide Bailly LLP, which serves as the Trust’s independent accountants (“Eide Bailly”), has delivered a report to the Trust concluding that based upon its review of the financial statements of the Trust for its quarter ended April 30, 2003, it is not aware of any material modifications that should be made to such financial statements in order for such financial statements to be in conformity with generally accepted accounting principles.

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

None.

Item 5.                     Other Information.

None.

Item 6.                     Exhibits and Reports on Form 8-K.

(a)                                  Exhibits.

99.1                           Certification of Corporate Trustee of Mesabi Trust pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2                           Report from Eide Bailly LLP regarding its review of the unaudited interim financial statements of Mesabi Trust for its quarter ending April 30, 2003.

(b)                                 Reports on Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MESABI TRUST
(Registrant)

	By:	DEUTSCHE BANK TRUST COMPANYAMERICAS
Corporate Trustee
Principal Administrative Officer and duly authorized signatory:*

Date: June 16, 2003	By:	/s/ Rodney Gaughan
Name: Rodney Gaughan
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

Date: June 16, 2003	By:	/s/ Rodney Gaughan
Rodney Gaughan*
Assistant Vice President
Deutsche Bank Trust Company Americas

* There are no principal executive officers or principal financial officers of the registrant.