Form 10-Q
period 2003-07-31
MESABI TRUST
filed 2003-09-15
CIK 65172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2003, or

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

As of August 29, 2003, there were 13,120,010 Units of Beneficial Interest in Mesabi Trust outstanding.

PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements (Note 1).

A.            Condensed Statements of Income

	Three Months Ended July 31,		Six Months Ended July 31,
	2003	2002	2003	2002

Revenues
Royalty income	$1,095,964	$738,788	$1,462,055	$994,992
Interest income	10,713	14,602	22,786	24,916
	1,106,677	753,390	1,484,841	1,019,908

Expenses	141,231	126,692	269,393	198,082

Net income	$965,446	$626,698	$1,215,448	$821,826

Number of units outstanding	13,120,010	13,120,010	13,120,010	13,120,010

Net income per unit (Note 2)	$0.073586	$0.047767	$0.092641	$0.062639

Distributions declared per unit	$0.07	$0.05	$0.07	$0.05

See Notes to Financial Statements.

B.            Condensed Balance Sheets

	July 31, 2003	January 31, 2003

Assets

Cash	$1,146,229	$2,515,457

U.S. Government securities, at amortized cost (which approximates market)	791,824	891,243

Accrued income	357,554	175,978
Prepaid insurance	—	11,421
	2,295,607	3,594,099

Fixed property, including intangibles, at nominal values

Amended Assignment of Peters Lease	1	1

Assignment of Cloquet Lease	1	1

Certificate of beneficial interest for 13,120,010 units of land trust	1	1
	3	3

	$2,295,610	$3,594,102

Liabilities, Unallocated Reserve and Trust Corpus

Liabilities
Distribution payable	918,401	$2,492,802
Accrued expenses	14,110	35,249
	932,511	2,528,051

Unallocated Reserve (Note 3)	1,363,096	1,066,048
Trust Corpus	3	3

	$2,295,610	$3,594,102

See Notes to Financial Statements.

C.            Condensed Statements of Cash Flows

	Six Months Ended July 31,
	2003	2002

Cash flows from operating activities
Royalties received	$1,277,556	$769,790
Interest received	25,710	25,652
Expenses paid	(279,112)	(216,478)

Net cash provided by operating activities	1,024,154	578,964

Cash flows from investing activities
Maturities of U.S. Government Securities	964,124	384,571
Purchases of U.S. Government Securities	(864,704)	(532,664)

Net cash provided by (used for) investing activities	99,420	(148,093)

Cash flow from financing activities
Distributions to Unitholders	(2,492,802)	(1,049,601)

Net change in cash	(1,369,228)	(618,729)

Cash, beginning of year	2,515,457	1,223,246

Cash, end of quarter	$1,146,229	$604,517

Reconciliation of net income to net cash provided by operating activities

Net income	$1,215,448	$821,826
(Increase) in accrued income	(181,576)	(224,467)
Decrease in prepaid insurance	11,421	4,347
Increase (Decrease) in accrued expenses	(21,139)	(22,742)

Net cash provided by operating activities	$1,024,154	$578,964

See Notes to Financial Statements.

MESABI TRUST

NOTES TO FINANCIAL STATEMENTS

Note 1.                             The financial statements included herein have been prepared without audit (except for the balance sheet at January 31, 2003) in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of the Trustees, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the results of operations for the six months ended July 31, 2003 and 2002, (b) the financial positions at July 31, 2003 and January 31, 2003, and (c) the cash flows for the six months ended July 31, 2003 and 2002, have been made.

Note 2.                             Earnings per unit are based on weighted average number of units outstanding during the period (13,120,010 units).

Note 3.                             The Trustees have determined to maintain an Unallocated Reserve of at least $1,000,000 in liquid assets.  The amount of the Unallocated Reserve has been increased over approximately the past twenty-seven (27) months reflecting concern over the uncertainties in the steel and iron ore industry.  The actual amount of the Unallocated Reserve may vary from quarter to quarter depending upon conditions in the industry and the judgment of the Trustees.  At July 31, 2003, the Unallocated Reserve was represented by $1,005,542 in unallocated cash and U.S. Government securities, and $357,554 of accrued revenue primarily representing royalties not yet received by the Trust but anticipated to be received in October 2003 from Northshore Mining Company as part of the royalty due with respect to the second fiscal quarter, based upon reported lessee shipping activity for the month of July 2003.

Item 2.                                   Trustees’ Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Information

Certain statements contained in this document are forward-looking, including specifically those statements estimating calendar year 2003 production or shipments and comments related to the commencement of construction and opening of additional plants in 2003 and beyond.  All such forward-looking statements are based on input from Northshore Mining Company (“Northshore”), which is the lessee/operator and a wholly-owned subsidiary of Cleveland-Cliffs Inc (“CCI”).  The Trust has no control over the operations or activities of Northshore except within the framework of current agreements.  This document also contains forward-looking statements based on the general political climate as it currently exists concerning the possible current and future effects of United States government tariffs.  Actual results could differ materially from those indicated in such statements.  Important factors that could cause actual results to differ materially include those listed below under the heading “Important Factors Affecting Mesabi Trust”.

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

•                  Fee royalties, which historically constitute a smaller component of the Trust’s royalty income, are payable to Mesabi Land Trust, a Minnesota land trust of which Mesabi Trust is the sole beneficiary and for which US Bank N.A. acts as trustee, and are based on the amount of crude ore mined.  Currently, the fee royalty on crude ore is based on an agreed price per ton, subject to certain indexing.  Crude ore is the source of iron oxides used to make iron ore pellets and other products.

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

With respect to the selling price component of the overriding royalty calculation, Northshore is obligated to pay to Mesabi Trust royalty bonuses.  The royalty bonus is a percentage of the gross proceeds of product shipped from Silver Bay and sold at prices above a threshold price.  The threshold price is adjusted on an annual basis for inflation and deflation (but not below $30) (the “Adjusted Threshold Price”).  The Adjusted Threshold Price was $39.82 per ton for calendar year 2001, $40.61 per ton for calendar year 2002, and is $41.13 per ton for calendar year 2003.  The royalty bonus percentage ranges from 1/2 of 1% of the gross proceeds (on all tonnage shipped for sale at prices between the Adjusted Threshold Price and $2.00 above the Adjusted Threshold Price) to 3% of the gross proceeds on all tonnage shipped for sale at prices $10.00 or more above the Adjusted Threshold Price.  No royalty bonus has been paid to the Trust for several years.

Generally, Northshore’s obligation to pay base overriding royalties and royalty bonuses with respect to the sale of iron ore products accrues upon the shipment of those products from Silver Bay.  However, regardless of whether any shipment has occurred, Northshore is obligated to pay to Mesabi Trust a minimum advance royalty.  Each year, the amount of the minimum advance royalty is adjusted for inflation and deflation (but not below $500,000 per annum).  Advance royalties payable were $663,682 for calendar year 2001, $676,814 for calendar year 2002, and are $685,630 for calendar year 2003.  Until overriding royalties (and royalty bonuses, if any) for a particular year equal or exceed the minimum advance royalty for the year, Northshore must make quarterly payments of up to 25% of the minimum advance royalty for the year.  Because advance minimum royalties are essentially prepayments of base overriding and bonus royalties earned each year, any advance minimum royalties paid in a fiscal quarter are recouped by credits against base overriding and bonus royalties earned in later fiscal quarters during the year.  Historically, advance minimum royalties have been paid in the first fiscal quarter and recouped in the second fiscal quarter.

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

Current Developments

General.  Northshore has advised the Trustees that total calendar year 2003 production from Mesabi Trust lands may be approximately 4.5 million tons of iron ore pellets.  Although CCI previously announced in its January 29, 2003 press release that it had then expected to operate all five of its mines (which are located in Eastern Canada and the United States) at capacity levels in calendar year 2003, CCI reported in its July 30, 2003 press release that it was reducing its current 2003 production estimate by approximately 1.6 million tons to 18.3 million tons.  CCI attributed this reduction in its production estimate to production losses which were caused by the power interruption resulting from flooding and lower plant throughput at CCI’s Empire and Tilden mines.  CCI has not reported any reduction in its 2003 production estimate at Northshore.

CCI also announced in its July 30, 2003 press release that it was further decreasing its 2003 pellet sales forecast to approximately 18 million tons as a result of a reduction in CCI’s expected sales to International Steel Group (ISG).  This reduction follows CCI’s May 20, 2003 announcement that it would reduce its initial pellet sales forecast of 20 million tons by five percent due to a reduction in its customers’ pellet sales requirements.  CCI has not indicated the impact that these reductions in its 2003 pellet sales forecast may have on shipments from Northshore or from any other particular mine that it operates.

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

Mesabi Nugget Project.  On November 14, 2001, CCI announced that it entered into a Memorandum of Understanding with Mesabi Nugget LLC and other parties to participate in the Mesabi Nugget Project.  The project’s objective is to develop a new iron making technology (Kobe Steel’s Itmk3 process) for converting iron ore into nearly pure iron nugget form (the term “nugget” is apparently used to differentiate the product from lower-iron content pellets and from other types of direct reduction products produced from current technology).  The project’s initial phase, Phase I, was completed in the early part of the last fiscal year.  On April 4, 2002, IronUnits LLC, a subsidiary of CCI, signed an agreement to commit itself through Phase II, which involves construction of a pilot plant at Northshore to test the Kobe Steel Itmk3 process and its ability to convert iron ore into nearly pure iron.  Furthermore, as reported by Skillings Mining Review on March 2, 2002, the Iron Range Resources and Rehabilitation Board and the Minnesota Department of Trade and Economic Development have each approved loans of $8.0 million to assist in the funding of Phase II of the Mesabi Nugget Project.

Construction of the pilot plant at the Northshore facility was completed in May 2003.  As reported by Skillings Mining Review on May 30, 2003, the first batch of iron nuggets was successfully completed in a one-hour test run on May 24, 2003.  According to this report by Skillings Mining Review, Mesabi Nugget LLC plans to continue conducting test operations at the pilot plant over the next nine months using iron ore concentrate from Northshore, and will then continue such test operations for an additional three months using concentrate from other iron ore sources.  According to earlier published reports of CCI, if this pilot plant is successful, construction of a commercial-sized facility capable of producing within a range of 300,000 to 700,000 tons of iron nuggets could commence as early as 2004.  Although CCI has chosen to locate the pilot plant at Northshore, it is not certain that if CCI decides to build a fully operational facility, it will do so at Northshore.

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

Other Information.  On March 20, 2002, a three-year tariff schedule adopted by President Bush took effect, imposing tariffs ranging from eight percent to thirty percent on a significant number of imported steel products.  The Trustees are unable, however, to quantify the effect that such tariffs may ultimately have had on royalties paid to the Trust.  In addition, although the tariffs may have also had a favorable impact on the amount of the Trust’s income by providing an impetus to sales of iron ore pellets by reason of increased domestic demand, the Trustees are unable to verify such an effect or to quantify it.  The Trustees do not transact business directly with steel producers and accordingly lack information as to the extent to which iron ore pellets may be in demand by steel producers for the production of various steel products and the degree to which production of such products (and the prices of such products) may be affected by the tariffs and the various tariff exemptions that have been adopted by the President to date.

On March 21, 2003, the Bush Administration announced that the President’s original three-year tariff schedule would be modified to lower the top tariff rate from thirty percent to twenty-four percent, and the lower tariff rate from eight percent to seven percent.  Furthermore, the President has previously warned the nation’s steelmakers that he would cut short the three-year tariffs if he determined that the steel industry was not wisely using the tariffs to improve their competitive position in the world marketplace.

On July 11, 2003, the World Trade Organization (WTO) made public its final ruling that the steel tariffs imposed by President Bush are in violation of global trade rules.  According to online reports of the Associated Press, on August 11, 2003, the United States filed an appeal to the WTO’s final decision.  These online reports have stated that a final ruling by a WTO appeals panel may not be reached until the end of this calendar year. A U.S. trade official has indicated, however, that the United States will leave the tariffs in place in the meantime.  At this time, in view of the United States’ appeal of this final ruling, the Trust is unable to determine the extent to which the final WTO ruling will affect the steel tariffs and the impact, if any, it will have on royalties payable to the Trust during the current fiscal year and beyond.

The Trustees are therefore not in a position to determine what, if any, reductions in tariffs may take place or the extent to which the tariffs and modifications to, or elimination of, the tariff schedule may impact the demand and pricing of iron ore pellets mined from the Mesabi Trust lands.  In addition, in light of the Presidential exemptions and the uncertain future of the tariffs in light of the International Trade Commission’s ongoing reviews and the WTO ruling, the Trustees are unable to determine at this time whether the tariffs will ultimately have any material impact on the demand for, and prices of, iron ore pellets during the current fiscal year and beyond.

Important Factors Affecting Mesabi Trust

The Agreement of Trust dated July 18, 1961 (the “Agreement of Trust”) specifically prohibits the Trustees from entering into or engaging in any business.  This prohibition seemingly applies even to business activities the Trustees deem necessary or proper for the preservation and protection of the Trust Estate.  Accordingly, the Trustees’ activities in connection with the administration of Trust assets are limited to collecting income, paying expenses and liabilities, distributing net income to the Trust’s Certificate Holders after the payment of, or provision for, such expenses and liabilities, and protecting and conserving the assets held.

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

Due to winter weather, and the increasing royalty percentages based on tonnage shipped in a calendar year, results for a particular calendar quarter are typically not indicative of results for future quarters or the year as a whole.  Factors which can impact the results of the Trust in any quarter or year include:

1.                             Shipping Conditions in the Great Lakes.  Shipping activity by Northshore is dependent upon when the Great Lakes shipping lanes freeze for the winter months (typically in January) and when they re-open in the spring (typically late-March or April).  Base overriding royalties to Mesabi Trust are based on shipments made in a calendar quarter.  Because there ordinarily is little or no shipping activity in the first calendar quarter, the Trust typically receives only the minimum royalty (or slightly more than the minimum) for that period.

2.                             Operations of Northshore.  Because the primary portion of the Trust’s revenues derive from iron ore product shipped by Northshore from Silver Bay, Northshore’s processing and shipping activities directly impact the Trust’s revenues in each quarter and for each year.  In turn, a number of factors affect Northshore shipment volume.  These factors include, among others, the economic conditions in the iron ore industry, pricing by domestic and international competitors, long-term customer contracts or arrangements by Northshore or its competitors, availability of ore boats, production at Northshore’s mining operations, and production at the pelletizing/processing facility.  If any pelletizing line becomes idle for any reason, production and shipments (and, consequently, Trust income) could be adversely impacted.

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

5.                             Uncertainty of Market Conditions in the Steel and Iron Ore Industry.  Although CCI reported in its Form 10-K for its fiscal year ending December 31, 2002 that it experienced a record year in iron ore pellet sales and has projected a further increase of pellet sales for its fiscal year 2003, CCI also stated in such Form 10-K that it continues to face a significant number of business risks and other potentially adverse factors.  Such risks and factors include, among others, lower customer demand, an increase in certain steel imports and iron ore substitutes, a decrease in iron ore production in North America, customer failure, and customer or potential customer restructuring and financial difficulty (which could result in reduced production capacity over time).  Furthermore, despite the intended ameliorative effects of the Presidential tariffs on the price and demand for domestic steel products, there still exists a high degree of uncertainty and significant consolidation and restructuring in the domestic steel market.  Moreover, as reported in CCI’s July 30, 2003 press release, it currently expects that its initial pellet sales forecast of 20 million tons will decrease to approximately 18 million tons primarily as a result of a reduction in CCI’s expected sales to ISG.

In light of the current steel industry environment, uncertainties arising from war and other global events, and the above-mentioned risks and factors, it is uncertain whether prices on domestic steel products will be at relatively higher levels, and whether steel mills will be able to operate at capacity levels in the current fiscal year and beyond.  Furthermore, although overall there appears to have been a modest increase in the demand for domestic steel products over the last fiscal year, it is nevertheless uncertain (in light of CCI’s July 30, 2003 announcement of its reduction in its 2003 pellet sales forecast and given the other risks and factors referenced in this Report) whether this increase in demand will continue and the extent to which it will impact royalties paid to the Trust in the current fiscal year and beyond.

Comparison of three months ended July 31, 2003 and July 31, 2002

Mesabi Trust’s net income increased to $965,446 for the three months ended July 31, 2003, as compared to net income of $626,698 for the three months ended July 31, 2002.  Mesabi Trust’s gross income for the three months ended July 31, 2003 was $1,106,677, consisting of $0 in minimum advance royalty income, $997,740 in overriding royalty income, $98,224 in fee royalty income and $10,713 in interest income, as compared to gross income of $753,390, consisting of $0 in minimum advance royalty income, $650,216 in overriding royalty income, $88,572 in fee royalty income and $14,602 in interest income, for the three months ended July 31, 2002.  The increase in royalty income was primarily due to increased pellet shipments as compared to the comparable prior period.  Mesabi Trust’s expenses for the three months ended July 31, 2003 were $141,231, compared to expenses of $126,692 for the three months ended July 31, 2002.

Comparison of six months ended July 31, 2003 and July 31, 2002

Mesabi Trust’s net income increased to $1,215,448 for the six months ended July 31, 2003, as compared to net income of $821,826 for the six months ended July 31, 2002.  Mesabi Trust’s gross income for the six months ended July 31, 2003 was $1,484,841, consisting of $1,322,296 in overriding royalty income less $45,089 of recouped minimum advance royalty income, $184,848 in fee royalty income and $22,786 in interest income, as compared to gross income of $1,019,908, consisting of $985,392 in overriding royalty income less $148,539 of recouped minimum advance royalty income, $158,139 in fee royalty income and $24,916 in interest income, for the six months ended July 31, 2002.  The increase in royalty income was primarily due to increased pellet shipments as compared to the comparable prior period.  Mesabi Trust’s expenses for the six months ended July 31, 2003 were $269,393, compared to expenses of $198,082 for the six months ended July 31, 2002.  The increase in expenses is primarily attributed to increases in legal fees.

Mesabi Trust’s Unallocated Reserve aggregated $1,363,096 at July 31, 2003, as compared with an Unallocated Reserve of $1,260,547 at July 31, 2002.  The increase of $102,549 was due to the net effect of (i) the increase in pellet shipments, and (ii) increased expenses.  The Trustees anticipate that the amount of Unallocated Reserve will fluctuate from time to time, depending upon a number of factors, including but not limited to the income for a particular period, the amount and timing of distributions, uncertainty about future royalty income and the uncertainty of future expenses.

Royalty Comparisons

The following chart summarizes Mesabi Trust’s royalty income for the six months ended July 31, 2003 and July 31, 2002, respectively:

	Six months ended July 31,
	2003	2002

Base overriding royalties	$1,322,296	$985,392
Bonus royalties	0	0
Minimum advance royalty paid (recouped)	(45,089)	(148,539)
Fee royalties	184,848	158,139
Total royalty income	$1,462,055	$994,992

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

As of the end of the period covered by this Report, the Trustees carried out an evaluation of the Trust’s disclosure controls and procedures.  The Trustees have concluded that the disclosure controls and procedures are effective, while noting certain limitations on disclosure controls and procedures as set forth below.

Due to the contractual arrangements of the Agreement of Trust and the Amendment to the Agreement of Trust dated October 25, 1982 (the “Amendment”), there are certain potential weaknesses that may limit the effectiveness of disclosure controls and procedures established by the Trustees and their ability to verify the accuracy of certain financial information.  The contractual limitations creating potential weaknesses in disclosure controls and procedures may be deemed to include:

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

•                  Eide Bailly LLP, which serves as the Trust’s independent accountants (“Eide Bailly”), has delivered a report to the Trust concluding that based upon its review of the financial statements of the Trust for its quarter ended July 31, 2003 (the “Financial Statements”), it is not aware of any material modifications that should be made to the Financial Statements in order for the Financial Statements to be in conformity with generally accepted accounting principles.

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

Changes in Internal Control Over Financial Reporting.  To the knowledge of the Trustees, there have been no significant changes in the Trust’s internal control over financial reporting that occurred during the Trust’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.  The Trustees note for purposes of clarification that they have no authority over, and make no statement concerning, the internal control over financial reporting of Northshore.

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

None.

Item 5.                     Other Information.

None.

Item 6.                     Exhibits and Reports on Form 8-K.

(a)                                  Exhibits.

31.1                           Certification of Corporate Trustee of Mesabi Trust pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1                           Certification of Corporate Trustee of Mesabi Trust pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1                           Report of Eide Bailly LLP regarding its review of the unaudited interim financial statements of Mesabi Trust for its quarter ending July 31, 2003.

(b)                                 Reports on Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MESABI TRUST
(Registrant)

	By:	DEUTSCHE BANK TRUST COMPANY AMERICAS
Corporate Trustee
Principal Administrative Officer and duly authorized signatory:*

Date: September 15, 2003	By:	/s/ Rodney Gaughan
		Name:	Rodney Gaughan
		Title:	Assistant Vice President

* There are no principal executive officers or principal financial officers of the registrant.