Form 10-Q
period 2003-10-31
MESABI TRUST
filed 2003-12-15
CIK 65172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2003 or

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

As of November 30, 2003, there were 13,120,010 Units of Beneficial Interest in Mesabi Trust outstanding.

PART I - FINANCIAL INFORMATION

Item 1.                     Financial Statements.  (Note 1)

A.            Condensed Statements of Income

	Three Months Ended October 31,		Nine Months Ended October 31,
	2003	2002	2003	2002
Revenues
Royalty income	$2,389,268	$1,954,500	$3,851,324	$2,949,492
Interest income	12,227	10,272	35,013	35,188
	2,401,495	1,964,772	3,886,337	2,984,680

Expenses	116,912	95,995	386,305	294,077

Net income	$2,284,583	$1,868,777	$3,500,032	$2,690,603

Number of units outstanding	13,120,010	13,120,010	13,120,010	13,120,010

Net income per unit (Note 2)	$0.174130	$0.142437	$0.266771	$0.205076

Distributions declared per unit	$0.12	$0.12	$0.19	$0.17

See Notes to Financial Statements.

B.  Condensed Balance Sheets

	October 31, 2003	January 31, 2003

Assets

Cash	$1,630,538	$2,515,457

U.S. Government securities, at amortized cost (which approximates market)	951,133	891,243

Accrued income	1,060,679	175,978
Prepaid insurance	23,340	11,421
	3,665,690	3,594,099

Fixed property, including intangibles, at nominal values

Amended Assignment of Peters Lease	1	1

Assignment of Cloquet Lease	1	1

Certificate of beneficial interest for 13,120,010 units of land trust	1	1
	3	3

	$3,665,693	$3,594,102

Liabilities, Unallocated Reserve and Trust Corpus

Liabilities
Distribution payable	$1,574,401	$2,492,802
Accrued expenses	18,011	35,249
	1,592,412	2,528,051

Unallocated Reserve (Note 3)	2,073,278	1,066,048
Trust Corpus	3	3

	$3,665,693	$3,594,102

See Notes to Financial Statements.

C.  Condensed Statements of Cash Flows

	Nine Months Ended October 31,
	2003	2002

Cash flows from operating activities
Royalties received	$2,960,398	$2,476,068
Interest received	41,238	44,022
Expenses paid	(415,462)	(326,981)

Net cash provided by operating activities	2,586,174	2,193,109

Cash flows from investing activities
Maturities of U.S. Government Securities	2,063,971	534,337
Purchases of U.S. Government Securities	(2,123,861)	(2,062,949)

Net cash provided by (used for) investing activities	(59,890)	(1,528,612)

Cash flow from financing activities
Distributions to Unitholders	(3,411,203)	(1,705,601)

Net change in cash	(884,919)	(1,041,104)

Cash, beginning of year	2,515,457	1,223,246

Cash, end of quarter	$1,630,538	$182,142

Reconciliation of net income to net cash provided by operating activities

Net income	$3,500,032	$2,690,603
Increase in accrued income	(884,701)	(464,590)
Increase in prepaid insurance	(11,919)	(3,683)
Decrease in accrued expenses	(17,238)	(29,221)

Net cash provided by operating activities	$2,586,174	$2,193,109

See Notes to Financial Statements.

MESABI TRUST

NOTES TO FINANCIAL STATEMENTS

Note 1.                             The financial statements included herein have been prepared without audit (except for the balance sheet at January 31, 2003) in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of the Trustees, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the results of operations for the nine months ended October 31, 2003 and 2002, (b) the financial positions at October 31, 2003 and January 31, 2003, and (c) the cash flows for the nine months ended October 31, 2003 and 2002, have been made.

Note 2.                             Earnings per unit are based on weighted average number of units outstanding during the period (13,120,010 units).

Note 3.                             The Trustees have determined to maintain an Unallocated Reserve of at least $1,000,000 in liquid assets.  The actual amount of such Unallocated Reserve may vary from quarter to quarter depending upon conditions in the industry and the judgment of the Trustees.  The Unallocated Reserve consists of these liquid assets and accrued revenue (primarily royalties not yet received).  At October 31, 2003, the Unallocated Reserve was represented by $1,012,599 in unallocated cash and U.S. Government securities, and $1,060,679 of accrued revenue primarily representing royalties not yet received by the Trust but anticipated to be received in January 2004 from Northshore as part of the royalty due with respect to the third fiscal quarter, based upon reported lessee shipping activity for the month of October 2003.

Item 2.                     Trustees’ Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Information

Certain statements contained in this document are forward-looking, including specifically those statements estimating calendar year 2003 and 2004 production or shipments and comments related to the commencement of construction and opening of additional plants in 2003 and beyond.  All such forward-looking statements are based on input from Northshore Mining Company (“Northshore”), which is the lessee/operator and a wholly-owned subsidiary of Cleveland-Cliffs Inc (“CCI”), and published announcements of CCI.  The Trust has no control over the operations or activities of Northshore except within the framework of current agreements.  This document also contains forward-looking statements based on the general political climate as it currently exists concerning the possible current and future effects of United States government tariffs and the termination of the tariffs.  Actual results could differ materially from those indicated in such statements.  Important factors that could cause actual results to differ materially include those listed below under the heading “Important Factors Affecting Mesabi Trust”.

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

With respect to the selling price component of the overriding royalty calculation, Northshore is obligated to pay to Mesabi Trust royalty bonuses.  The royalty bonus is a percentage of the gross proceeds of product shipped from Silver Bay and sold at prices above a threshold price.  The threshold price is adjusted on an annual basis for inflation and deflation (but not below $30.00) (the “Adjusted Threshold Price”).  The Adjusted Threshold Price was $39.82 per ton for calendar year 2001, $40.61 per ton for calendar year 2002, and is $41.13 per ton for calendar year 2003.  The royalty bonus percentage ranges from 1/2 of 1% of the gross proceeds (on all tonnage shipped for sale at prices between the Adjusted Threshold Price and $2.00 above the Adjusted Threshold Price) to 3% of the gross proceeds on all tonnage shipped for sale at prices $10.00 or more above the Adjusted Threshold Price.  No royalty bonus has been paid to the Trust for several years.

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

Current Developments

General.  In an October 29, 2003 press release, CCI forecasted total calendar year 2003 production for Northshore at 4.8 million tons of iron ore pellets.  While this reflects a decrease of 100,000 tons from the 2003 estimate stated in CCI’s July 30, 2003 press release, there has been no net change from the initial full-year estimate for Northshore reported in CCI’s January 29, 2003 press release.  Although CCI previously announced in its January 29, 2003 press release that it had then expected to operate all five of its mines (which are located in Eastern Canada and the United States) at capacity levels in calendar year 2003, CCI reported in its October 29, 2003 press release that its current 2003 total production estimate for all of its interests in the mines is 18.2 million tons of iron ore pellets, a decrease of 1.7 million tons from its initial full-year estimate for 2003.  CCI attributed this reduction in its production estimate to production losses which were caused by the power interruption resulting from flooding and lower plant throughput at CCI’s Empire and Tilden mines.  In addition, CCI’s Tilden Mine was forced to idle one of its kilns due to a crack in a kiln riding ring on November 26, 2003.  CCI announced in a December 2, 2003 press release that it expects its fourth quarter results to be adversely affected in excess of $6 million as a result.   CCI also anticipates a 2003 production loss of nearly 300,000 tons of iron ore pellets; the impact of the outage on 2004 production is uncertain.

CCI also announced in its October 29, 2003 press release that it expects 2003 pellet sales to be approximately 18.5 million tons.  This represents an increase of .5 million tons over its July 30, 2003 estimates, which CCI attributes to strengthened demand for iron ore pellets resulting from steel mills running at higher rates.  However, CCI’s current pellet sales estimate is still an overall decrease of 1.5 million tons from its initial forecast of 20 million tons.  CCI has not indicated the impact that these changes in its 2003 pellet sales forecast may have on shipments from Northshore or from any other particular mine that it operates.

Three of CCI’s customers have filed for Chapter 11 bankruptcy protection since May 2003.  Neither Weirton Steel Corporation nor Rouge Industries, Inc. currently purchases pellets from Northshore.  WCI Steel, Inc. (“WCI”), a customer of Northshore, filed for Chapter 11 bankruptcy protection in September 2003.  CCI reported in its October 29, 2003 press release that it has recorded a special charge aggregating $12.4 million related to the bankruptcies of customers WCI and Weirton Steel Corporation.  To date, WCI continues to purchase pellets from Northshore while it seeks to reorganize.  The Trustees are unable to determine whether the WCI bankruptcy filing will have any impact on Mesabi Trust royalties.

CCI announced a comprehensive set of cost-saving initiatives in July 2003.  As part of these initiatives, CCI initiated a salaried employee reduction program in its third quarter.  According to CCI’s October 29, 2003 press release, the reduction program will result in a 20% total reduction in its salaried workforce and $8.2 million in total restructuring charges by the end of its fourth quarter.  The Trustees are unable to determine what, if any, impact CCI’s restructuring efforts will have on Mesabi Trust royalties.

Finally, CCI and Laiwu Steel Group of China (“Laiwu”) received approval in November 2003 from the bankruptcy court to jointly acquire and restart the Eveleth Mine in Northeast Minnesota.  Eveleth will be owned by United Taconite, a newly formed entity (70% owned by CCI, 30% owned by Laiwu), which plans to sell or trade all pellets produced at the facility to North American buyers, and an equivalent amount of pellets from other CCI facilities will be shipped to Laiwu.  The Trustees are unable to determine whether CCI’s acquisition of the Eveleth Mine will have any impact on Mesabi Trust royalties.

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

Mesabi Nugget Project.  On November 14, 2001, CCI announced that it entered into a Memorandum of Understanding with Mesabi Nugget LLC and other parties to participate in the Mesabi Nugget Project.  The project’s objective is to develop a new iron making technology (Kobe Steel’s ITmk3 process) for converting iron ore into nearly pure iron nugget form (the term “nugget” is apparently used to differentiate the product from lower-iron content pellets and from other types of direct reduction products produced from current technology).  The project’s initial phase, Phase I, was completed in the early part of the fiscal year 2003.  On April 4, 2002, IronUnits LLC, a subsidiary of CCI, signed an agreement to commit itself through Phase II, which involves construction of a pilot plant at Northshore to test the Kobe Steel ITmk3 process and its ability to convert iron ore into nearly pure iron.  Furthermore, as reported by Skillings Mining Review on March 2, 2002, the Iron Range Resources and Rehabilitation Board and the Minnesota Department of Trade and Economic Development have each approved loans of $8.0 million to assist in the funding of Phase II of the Mesabi Nugget Project.

Construction of the pilot plant at the Northshore facility was completed in May 2003.  As reported by Skillings Mining Review on May 30, 2003, the first batch of iron nuggets was successfully completed in a one-hour test run on May 24, 2003.  According to this report by Skillings Mining Review, Mesabi Nugget LLC plans to continue conducting test operations at the pilot plant over the next nine months using iron ore concentrate from Northshore, and will then continue such test operations for an additional three months using concentrate from other iron ore sources.  According to earlier published reports of CCI, if this pilot plant is successful, construction of a commercial-sized facility capable of producing within a range of 300,000 to 700,000 tons of iron nuggets could commence as early as 2004.  In addition, Skillings Mining Review reported on August 18, 2003 that if the pilot plant proves successful, a commercial plant capable of producing 500,000 tons of iron nuggets per year could be built in Silver Bay as early as 2006 for an estimated cost of $90 million.  CCI stated in its October 29, 2003 press release that CCI and its partners in the Mesabi Nugget Project have recently entered into a “second operating campaign” of the pilot plant.  This campaign will last for approximately six months and is intended to demonstrate the commercial viability of the ITmk3 technology.  In the same press release, CCI stated that much work needs to be done to prove the economics of the project, but technical results to date have been promising.  However, it is still uncertain that if CCI decides to build a fully operational facility, it will do so at Northshore.

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

Other Information.  On March 20, 2002, a three-year tariff schedule adopted by President Bush took effect, imposing tariffs on a significant number of imported steel products.  On July 11, 2003, the World Trade Organization (WTO) made public its final ruling that the steel tariffs were in violation of global trade rules.  The United States’ appeal was rejected by the WTO on November 10, 2003.  On December 4, 2003, President Bush announced an end to the tariffs, citing “changed economic circumstances” and stating the tariffs had “achieved their purpose.”  The Bush Administration announced plans to continue licensing and tracking steel imports in order to allow for prior notice of any future surges in imports.

The Trustees do not transact business directly with steel producers and are therefore not in a position to determine how, if at all, the steel tariffs impacted the demand and pricing of iron ore pellets mined from the Mesabi Trust lands.  At this time, the Trustees are unable to determine the effect that the enactment, and subsequent repeal of, the steel tariffs may ultimately have on royalties already paid to the Trust, or on royalties payable to the Trust in the current fiscal year and beyond.

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

5.                             Uncertainty of Market Conditions in the Steel and Iron Ore Industry.  Although CCI reported in its Form 10-K for its fiscal year ending December 31, 2002 that it experienced a record year in iron ore pellet sales and has projected a further increase of pellet sales for its fiscal year 2003, CCI also stated in such Form 10-K that it continues to face a significant number of business risks and other potentially adverse factors.  Such risks and factors include, among others, lower customer demand, an increase in certain steel imports and iron ore substitutes, a decrease in iron ore production in North America, customer failure, and customer or potential customer restructuring and financial difficulty (which could result in reduced production capacity over time).  Furthermore, despite the intended ameliorative effects of the Presidential tariffs on the price and demand for domestic steel products, there remains a high degree of uncertainty and significant consolidation and restructuring in the domestic steel market.  Moreover, CCI reduced its overall initial pellet sales forecast of 20 million tons to approximately 18.5 million tons primarily as a result of a reduction in CCI’s expected sales to ISG.

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

Comparison of three months ended October 31, 2003 and October 31, 2002

Mesabi Trust’s net income increased to $2,284,583 for the three months ended October 31, 2003, as compared to net income of $1,868,777 for the three months ended October 31, 2002.  Mesabi Trust’s gross income for the three months ended October 31, 2003 was $2,401,495, consisting of $0 in minimum advance royalty income, $2,296,889 in overriding royalty income, $92,379 in fee royalty income and $12,227 in interest income, as compared to gross income of $1,964,772, consisting of $0 in minimum advance royalty income, $1,877,596 in overriding royalty income, $76,904 in fee royalty income and $10,272 in interest income, for the three months ended October 31, 2002.  The increase in royalty income was primarily due to increased pellet shipments and prices as compared to the comparable prior period.  Mesabi Trust’s expenses for the three months ended October 31, 2003 were $116,912, compared to expenses of $95,995 for the three months ended October 31, 2002.  This increase was primarily due to increased legal and insurance costs.

Comparison of nine months ended October 31, 2003 and October 31, 2002

Mesabi Trust’s net income increased to $3,500,032 for the nine months ended October 31, 2003, as compared to net income of $2,690,603 for the nine months ended October 31, 2002.  Mesabi Trust’s gross income for the nine months ended October 31, 2003 was $3,886,337, consisting of $0 in minimum advance royalty income, $3,574,097 in overriding royalty income, $277,227 in fee royalty income and $35,013 in interest income, as compared to gross income of $2,984,680, consisting of $0 in minimum advance royalty income, $2,714,448 in overriding royalty income, $235,044 in fee royalty income and $35,188 in interest income, for the nine months ended October 31, 2002.  The increase in royalty income was primarily due to increased pellet shipments and prices as compared to the comparable prior period.  Mesabi Trust’s expenses for the nine months ended October 31, 2003 were $386,305, compared to expenses of $294,077 for the nine months ended October 31, 2002.  This increase was primarily due to increased legal, insurance and stock exchange listing costs.

Mesabi Trust’s Unallocated Reserve aggregated $2,073,278 at October 31, 2003, as compared with an Unallocated Reserve of $1,554,922 at October 31, 2002.  The increase of $518,356 was due to the net effect of increased pellet shipments and prices.  The Trustees anticipate that the amount of Unallocated Reserve will fluctuate from time to time, depending upon a number of factors, including but not limited to the income for a particular period, the amount and timing of distributions, uncertainty about future royalty income and the uncertainty of future expenses.

Royalty Comparisons

The following chart summarizes Mesabi Trust’s royalty income for the nine months ended October 31, 2003 and October 31, 2002, respectively:

	Nine Months Ended October 31
	2003	2002
Base overriding royalties	$3,574,097	$2,714,448
Bonus royalties	0	0
Minimum advance royalty paid (recouped)	0	0
Fee royalties	277,227	235,044
Total royalty income	$3,851,324	$2,949,492

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

•                  Eide Bailly LLP, which serves as the Trust’s independent accountants (“Eide Bailly”), has delivered a report to the Trust concluding that based upon its review of the financial statements of the Trust for its quarter ended October 31, 2003 (the “Financial Statements”), it is not aware of any material modifications that should be made to the Financial Statements in order for the Financial Statements to be in conformity with generally accepted accounting principles.

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

99.1                           Report of Eide Bailly LLP regarding its review of the unaudited interim financial statements of Mesabi Trust for its quarter ending October 31, 2003.

(b)                                 Reports on Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MESABI TRUST
(Registrant)

	By:	DEUTSCHE BANK TRUST COMPANY AMERICAS
Corporate Trustee
Principal Administrative Officer and duly authorized signatory:*

Date: December 15, 2003	By:	/s/ Rodney Gaughan
Name: Rodney Gaughan
Title: Assistant Vice President

* There are no principal executive officers or principal financial officers of the registrant.