Form 10-K
period 2004-01-31
MESABI TRUST
filed 2004-04-19
CIK 65172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number  1-4488

MESABI TRUST

(Exact name of registrant as specified in its charter)

New York	13-6022277
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Deutsche Bank Trust Company Americas Trust & Securities Services – GDS 60 Wall Street 27th Floor New York, New York	10005
(Address of principal executive offices)	(Zip Code)

(615) 835-2749

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
Units of Beneficial Interest in Mesabi Trust	New York Stock Exchange

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average of the bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, that being July 31, 2003, was $63,789,719.*

The number of shares of beneficial interest outstanding as of March 6, 2004:  13,120,010 Units of Beneficial Interest

DOCUMENTS INCORPORATED BY REFERENCE

Certain items in Parts I and II incorporate information by reference from the Annual Report of the Trustees of Mesabi Trust to the Holders of Certificates of Beneficial Interest for the fiscal year ended January 31, 2004, which is annexed hereto and filed herewith as Exhibit 13.

*  Includes approximately $122,990 representing the market value, as of July 31, 2003, of 25,100 Units of Beneficial Interest the beneficial ownership of which is disclaimed by affiliates (see Item 12 herein).

PART I

ITEM 1.                                                     BUSINESS.

(a)                                  General Development of Business.

The information under the headings “Trustees’ Discussion and Analysis of Financial Condition and Results of Operations,” “The Trust Estate,” “Leasehold Royalties,” and “Land Trust and Fee Royalties” set forth on pages 2, 9, 10, and 12, respectively, of the Annual Report of the Trustees of Mesabi Trust for the fiscal year ended January 31, 2004 (the “Annual Report”) is incorporated herein by reference.

(b)                                  Financial Information About Industry Segments.

Substantially all of the revenue, operating profits and assets of Mesabi Trust (“Mesabi Trust” or the “Trust”) relate to one business segment—iron ore mining.  The information under the heading “Selected Financial Data” set forth on page 2 of the Annual Report is incorporated herein by reference.

(c)                                  Narrative Description of Business.

The information under the headings “Trustees’ Discussion and Analysis of Financial Condition and Results of Operations,” “The Trust Estate,” and “Leasehold Royalties” set forth on pages 2, 9, and 10, respectively, of the Annual Report is incorporated herein by reference.

(d)                                  Financial Information About Geographical Areas.

All of the Trust’s revenues and assets are derived from the Trust Estate.  The information under the heading “Selected Financial Data” set forth on page 2 of the Annual Report is incorporated herein by reference.

(e)                                  Availability of Reports on Registrant’s Website.

The information on the cover page of the Annual Report, set forth on page 1 thereof, is incorporated herein by reference.

ITEM 2.                                                     PROPERTIES.

The information under the heading “The Trust Estate” set forth on page 9 of the Annual Report is incorporated herein by reference.

ITEM 3.                                                     LEGAL PROCEEDINGS.

None.

ITEM 4.                                                     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.                                                     MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED UNITHOLDER MATTERS.

The information under the headings “Reserves and Distributions” and “Certificates of Beneficial Interest” set forth on pages 13 and 14, respectively, of the Annual Report is incorporated herein by reference.

ITEM 6.                                                     SELECTED FINANCIAL DATA.

The information under the headings “Selected Financial Data” and “Reserves and Distributions” set forth on pages 2 and 13, respectively, of the Annual Report is incorporated herein by reference.

ITEM 7.                                                     TRUSTEES’ DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information under the headings “Trustees’ Discussion and Analysis of Financial Condition and Results of Operations,” “Leasehold Royalties,” “Income and Expense,” and “Reserves and Distributions” set forth on pages 2, 10, 13, and 13, respectively, of the Annual Report is incorporated herein by reference.

ITEM 7A.                                            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.                                                     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements, including the independent auditor’s report thereon, filed as a part of this report, are presented on pages F-1 through F-9 and are incorporated herein by reference.

ITEM 9.                                                     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.                                            CONTROLS AND PROCEDURES.

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

Due to the contractual arrangements of the Agreement of Trust dated July 18, 1961 (the “Agreement of Trust”) and the Amendment to the Agreement of Trust dated October 25, 1982 (the “Amendment”), there are certain potential weaknesses that may limit the effectiveness of disclosure controls and procedures established by the Trustees and their ability to verify the accuracy of certain financial information.  The contractual limitations creating potential weaknesses in disclosure controls and procedures may be deemed to include:

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

•                  Under the Trust’s engagement letter with Eide Bailly LLP, which serves as the Trust’s independent accountants (“Eide Bailly”), Eide Bailly has delivered a report to the Trust concluding that the schedule of leasehold royalties payable to the Trust during fiscal year 2004 has been presented, in all material respects, in conformity with the Amendment of Assignment, Assumption and Further Assignment of Peters Lease, and the Amendment of Assignment, Assumption and Further Assignment of Cloquet Lease.

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

Changes in Internal Controls over Financial Reporting.  To the knowledge of the Trustees, there has been no significant change in the Trust’s internal control over financial reporting that occurred during the Trust’s last fiscal quarter that has materially affected, or is likely to materially affect, the Trust’s internal control over financial reporting.  The Trustees note for purposes of clarification that they have no authority over, and make no statement concerning, the internal controls of Northshore.

PART III

ITEM 10.                                              DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

There are no directors or executive officers of the registrant.  The Agreement of Trust provides for a Corporate Trustee and four Individual Trustees (collectively, the “Trustees”).  Generally, Trustees continue in office until their resignation or removal.  Any Trustee may be removed at any time, with or without cause, by the holders of two-thirds in interest of the Trust Certificates then outstanding.  In the case of an Individual Trustee, a successor is also appointed if the Individual Trustee dies, becomes incapable of acting or is adjudged bankrupt or insolvent.  In the case of the Corporate Trustee, a successor is also appointed if a receiver of the Corporate Trustee or of its property is appointed, or if any public officer takes charge or control of the Corporate Trustee or of its property or affairs for the purpose of rehabilitation, conservation or liquidation.  A successor is appointed by the holders of a majority in interest of the Trust Certificates then outstanding.  Because such appointments are not made on a regular or periodic basis, the Trust does not have a standing nominating committee or a policy in place for the recommendation and nomination of successor Trustees.

The present Trustees of Mesabi Trust and their respective ages, terms in office as Trustees, and business experience during the past five (5) years are set forth in the following table:

Name	Age	Trustee Since	Business Experience During Past Five Years

Deutsche Bank Trust Company Americas	N/A	1961	New York banking corporation.

David J. Hoffman	68	1977	Mining geologist; Until January 1988, President of Towne Mines Exploration Company, Inc., a privately-held mining corporation.

Richard G. Lareau	75	1990	Partner in the law firm of Oppenheimer Wolff & Donnelly LLP; Director of Northern Technologies International Corporation.

Ira A. Marshall, Jr.	81	1976	Private investor and self-employed petroleum engineer; Until February 1986, Director and Vice President of New American Fund, Inc., a closed-end investment trust.

Norman F. Sprague III	56	1981	Private investor; Orthopedic surgeon.

There are no family relationships among any of the above persons.

The Trust’s activities are limited to collecting income, paying expenses and liabilities, distributing net income to the Trust’s Certificate Holders after the payment of, or provision for, such expenses and liabilities, and protecting and conserving the assets held.  As such, the Trust does not have an audit committee and therefore has not designated an “audit committee financial expert” for purposes of the Securities Exchange Act of 1934 and the rules promulgated thereunder.

The Trustees have adopted a Code of Ethics applicable to the Trustees.  A copy of the Trustees Code of Ethics is filed as Exhibit 14 to this report.

ITEM 11.                                              EXECUTIVE COMPENSATION.

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

Additionally, each year the Corporate Trustee receives $62,500 (or more, if unanimously approved by the Individual Trustees) to cover clerical and administrative services to Mesabi Trust other than services customarily performed by a registrar or transfer agent.  In fiscal year 2004, the Trust paid the Corporate Trustee $62,500 for such services.

The following table sets forth the cash compensation paid to the Trustees through January 31, 2004, for services in all capacities as Trustees to Mesabi Trust during the fiscal year ended January 31, 2004.

CASH COMPENSATION TABLE

Name	Capacity in Which Served	Cash Compensation

Deutsche Bank Trust Company Americas	Corporate Trustee	$90,636.05	*

David J. Hoffman	Individual Trustee	$28,136.05

Richard G. Lareau	Individual Trustee	$28,136.05

Ira A. Marshall, Jr.	Individual Trustee	$28,136.05

Norman F. Sprague III	Individual Trustee	$28,136.05

* Does not include $16,266.28 of fees and disbursements paid to Deutsche Bank Trust Company Americas as registrar and transfer agent of the Units.

ITEM 12.                                              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND TRUSTEES AND RELATED UNITHOLDER MATTERS.

According to Mesabi Trust’s records and a review of statements filed with Mesabi Trust pursuant to Section 13(d) of the Securities Exchange Act of 1934, as amended, through March 26, 2004, no person owns beneficially more than 5% of the Trust’s Units outstanding as of March 26, 2004.

The table below sets forth information as to the Units of Beneficial Interest in Mesabi Trust beneficially owned as of March 26, 2004 by the Trustees individually and as a group.

Name	Amount of Beneficial Ownership of Units	Percent of Class

Deutsche Bank Trust Company Americas (1)	94	Less than 1%

David J. Hoffman (2)	38,100	Less than 1%

Richard G. Lareau (3)	24,000	Less than 1%

Ira A. Marshall, Jr. (4)	51,000	Less than 1%

Norman F. Sprague III	12,700	Less than 1%

All Trustees as a group	125,894	0.96%

(1)                                  Deutsche Bank Trust Company Americas holds, on behalf of various customers, Units in so-called “directed” accounts.

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

ITEM 14.               PRINCIPAL ACCOUNTING FEES AND SERVICES.

(a)                        Audit Fees.

The aggregate fees paid for professional services rendered by Eide Bailly LLP (“Eide Bailly”), the Trust’s independent accountants, for the audit of the Trust’s annual financial statements and review of the financial statements included in the Trust’s quarterly reports on Form 10-Q, for fiscal 2004 and 2003 were approximately $24,900 and $23,850, respectively.

(b)                        Audit-Related Fees.

The aggregate fees paid to Eide Bailly for assurance and related services that were reasonably related to the performance of the audit or review of the Trust’s financial statements, other than those described in item (a) above, for fiscal 2004 and 2003 were approximately $5,750 and $5,500, respectively.  Such services included examining the schedule of leasehold royalties payable to Mesabi Trust as set forth in the Peters Lease and the Assignment of the Peters and Cloquet Leases, as amended June 12, 1989.

(c)                        Tax Fees.

The aggregate fees paid to Eide Bailly for tax compliance, tax advice and tax planning for Mesabi Trust for fiscal 2004 and 2003 were approximately $2,200 and $2,100, respectively.  Such services included preparation of the tax memorandum to the unitholders.

(d)                        All Other Fees.

No other fees were paid to Eide Bailly for products and services provided to Mesabi Trust, other than those described in items (a) through (c) above, for fiscal 2004 and 2003.

Before Eide Bailly is engaged to perform audit and review services for the Trust, the Trustees approve the engagement.

PART IV

ITEM 15.                                              EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) 1.    Financial Statements:

The following Financial Statements are incorporated in this Report by reference from the following pages of the Annual Report:

Independent Auditor’s Report – page F-1

Balance Sheets as of January 31, 2004 and 2003 – page F-2

Statements of Income for the years ended January 31, 2004, 2003, and 2002 – page F-3

Statements of Unallocated Reserve and Trust Corpus for the years ended January 31, 2004, 2003, and 2002 – page F-4

Statements of Cash Flows for the years ended January 31, 2004, 2003, and 2002 – page F-5

Notes to Financial Statements – pages F-6 through F-9

3.              Exhibits:

Item No.	Item	Filing Method

3	Agreement of Trust dated as of July 18, 1961	Incorporated by reference from Exhibit 3 to Mesabi Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 1987.

3(a)	Amendment to the Agreement of Trust dated as of October 25, 1982	Incorporated by reference from Exhibit 3(a) to Mesabi Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 1988.

4	Instruments defining the rights of Trust Certificate Holders	Incorporated by reference from Exhibit 4 to Mesabi Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 1987.

10(a)	Peters Lease	Incorporated by reference from Exhibits 10(a) – 10(d) to Mesabi Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 1987.

10(b)	Amendment of Assignment of Peters Lease	Incorporated by reference from Exhibits 10(a) – 10(d) to Mesabi Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 1987.

10(c)	Cloquet Lease	Incorporated by reference from Exhibits 10(a) – 10(d) to Mesabi Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 1987.

Item No.	Item	Filing Method

10(d)	Assignment of Cloquet Lease	Incorporated by reference from Exhibits 10(a) – 10(d) to Mesabi Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 1987.

10(e)	Modification of Lease and Consent to Assignment dated as of October 22, 1982	Incorporated by reference from Exhibit 10(e) to Mesabi Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 1988.

10(f)	Amendment of Assignment, Assumption and Further Assignment of Peters Lease	Incorporated by reference from Exhibit A to Mesabi Trust’s Report on Form 8-K dated August 17, 1989.

10(g)	Amendment of Assignment, Assumption and Further Assignments of Cloquet Lease	Incorporated by reference from Exhibit B to Mesabi Trust’s Report on Form 8-K dated August 17, 1989.

13	Annual Report of the Trustees of Mesabi Trust for the fiscal year ended January 31, 2004	Filed herewith.

14	Trustees Code of Ethics	Filed herewith.

31	Certification of Corporate Trustee of Mesabi Trust pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32	Certification of Corporate Trustee of Mesabi Trust pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

(b)	Reports on Form 8-K Filed in the Fourth Quarter:

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 19, 2004

MESABI TRUST

By:	DEUTSCHE BANK TRUST COMPANY AMERICAS
Corporate Trustee

By:	/s/ Rodney Gaughan
Rodney Gaughan
Assistant Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Rodney Gaughan	April 19, 2004
Rodney Gaughan
Assistant Vice President
Deutsche Bank Trust Company Americas

/s/ David J. Hoffman	April 19, 2004
David J. Hoffman
Individual Trustee

/s/ Richard G. Lareau	April 19, 2004
Richard G. Lareau
Individual Trustee

/s/ Ira A. Marshall, Jr.	April 19, 2004
Ira A. Marshall, Jr.
Individual Trustee

/s/ Norman F. Sprague III	April 19, 2004
Norman F. Sprague III
Individual Trustee