Form 10-Q
period 2004-04-30
MESABI TRUST
filed 2004-06-14
CIK 65172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2004

or

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

As of May 31, 2004, there were 13,120,010 Units of Beneficial Interest in Mesabi Trust outstanding.

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.  (Note 1)

		Three Months Ended April 30,
		2004	2003

A.	Condensed Statements of Income

	Revenues
	Royalty income	$927,207	$366,092
	Interest income	10,502	12,073
		937,709	378,165

	Expenses	101,742	128,162

	Net income	$835,967	$250,003

	Number of units outstanding	13,120,010	13,120,010

	Net income per unit (Note 2)	$0.0637	$0.0191

	Distributions declared per unit	$0.05	$—

See Notes to Financial Statements.

		April 30, 2004	January 31, 2004

B.	Condensed Balance Sheets

	Assets

	Cash	$811,523	$98,692

	U.S. Government securities, at amortized cost (which approximates market)	751,133	4,826,046

	Accrued income	674,150	449,780
	Prepaid expenses	34,054	15,560
		2,270,860	5,390,078

	Fixed property, including intangibles, at nominal values

	Amended Assignment of Peters Lease	1	1

	Assignment of Cloquet Lease	1	1

	Certificate of beneficial interest for 13,120,010 units of land trust	1	1
		3	3

		$2,270,863	$5,390,081

	Liabilities, Unallocated Reserve and Trust Corpus

	Liabilities
	Distribution payable	$656,000	$3,936,003
	Accrued expenses	26,309	45,491
		682,309	3,981,494

	Unallocated Reserve (Note 3)	1,588,551	1,408,584
	Trust Corpus	3	3

		$2,270,863	$5,390,081

See Notes to Financial Statements.

		Three Months Ended April 30,
		2004	2003

C.	Condensed Statements of Cash Flows

	Cash flows from operating activities
	Royalties received	$693,349	$262,626
	Interest received	19,989	19,910
	Expenses paid	(139,417)	(98,338)

	Net cash provided by operating activities	573,921	184,198

	Cash flows from investing activities
	Maturities of U.S. Government Securities	4,174,886	99,420
	Purchases of U.S. Government Securities	(99,973)	(214,902)

	Net cash provided by (used for) investing activities	4,074,913	(115,482)

	Cash flow from financing activity
	Distributions to Unitholders	(3,936,003)	(2,492,802)

	Net change in cash	712,831	(2,424,086)

	Cash, beginning of year	98,692	2,515,457

	Cash, end of quarter	$811,523	$91,371

	Reconciliation of net income to net cash provided by operating activities

	Net income	$835,967	$250,003
	(Increase) in accrued income	(224,370)	(95,629)
	(Increase) Decrease in prepaid insurance	(18,494)	5,762
	Increase (Decrease) in accrued expenses	(19,182)	24,062

	Net cash provided by operating activities	$573,921	$184,198

See Notes to Financial Statements.

MESABI TRUST

NOTES TO FINANCIAL STATEMENTS

Note 1.                             The financial statements included herein have been prepared without audit (except for the balance sheet at January 31, 2004) in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of the Trustees, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the results of operations for the three months ended April 30, 2004 and 2003, (b) the financial positions at April 30, 2004 and January 31, 2004, and (c) the cash flows for the three months ended April 30, 2004 and 2003, have been made.

Note 2.                             Earnings per unit are based on weighted average number of units outstanding during the period (13,120,010 units).

Note 3.                             The Trustees have determined to maintain an Unallocated Reserve of at least $1,000,000 in liquid assets.  The actual amount of such Unallocated Reserve may vary from quarter to quarter depending upon conditions in the industry and the judgment of the Trustees.  At April 30, 2004, the Unallocated Reserve was represented by $914,401 in unallocated cash and U.S. Government securities, and $674,150 of accrued revenue primarily representing royalties not yet received by the Trust but anticipated to be received in July 2004 from Northshore Mining Company as part of the royalty due with respect to the first fiscal quarter, based upon reported lessee shipping activity for the month of April 2004.

Item 2.                                   Trustees’ Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Information

Certain statements contained in this document are forward-looking, including specifically those statements estimating calendar year 2004 production or shipments and comments related to the commencement of construction and opening of additional plants in 2004 and beyond.  All such forward-looking statements are based on input from Northshore Mining Company (“Northshore”), which is the lessee/operator and a wholly-owned subsidiary of Cleveland-Cliffs Inc (“CCI”), and published announcements of CCI.  The Trust has no control over the operations or activities of Northshore except within the framework of current agreements.  Actual results could differ materially from those indicated in such statements.  Important factors that could cause actual results to differ materially include those listed below under the heading “Important Factors Affecting Mesabi Trust”.

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

With respect to the selling price component of the overriding royalty calculation, Northshore is obligated to pay to Mesabi Trust royalty bonuses.  The royalty bonus is a percentage of the gross proceeds of product shipped from Silver Bay and sold at prices above a threshold price.  The threshold price is adjusted (but not below $30.00) on an annual basis for inflation and deflation (the “Adjusted Threshold Price”).  The Adjusted Threshold Price was $40.61 per ton for calendar year 2002, $41.13 per ton for calendar year 2003, and is $41.76 per ton for calendar year 2004.  The royalty bonus percentage ranges from 1/2 of 1% of the gross proceeds (on all tonnage shipped for sale at prices between the Adjusted Threshold Price and $2.00 above the Adjusted Threshold Price) to 3% of the gross proceeds on all tonnage shipped for sale at prices $10.00 or more above the Adjusted Threshold Price.  No royalty bonus has been paid to the Trust for several years.

Generally, Northshore’s obligation to pay base overriding royalties and royalty bonuses with respect to the sale of iron ore products accrues upon the shipment of those products from Silver Bay.  However, regardless of whether any shipment has occurred, Northshore is obligated to pay to Mesabi Trust a minimum advance royalty.  Each year, the amount of the minimum advance royalty is adjusted (but not below $500,000 per annum) for inflation and deflation.  Advance royalties payable were $676,814 for calendar year 2002, $685,630 for calendar year 2003, and are $696,161 for calendar year 2004.  Until overriding royalties (and royalty bonuses, if any) for a particular year equal or exceed the minimum advance royalty for the year, Northshore must make quarterly payments of up to 25% of the minimum advance royalty for the year.  Because advance minimum royalties are essentially prepayments of base overriding and bonus royalties earned each year, any advance minimum royalties paid in a fiscal quarter are recouped by credits against base overriding and bonus royalties earned in later fiscal quarters during the year.  Historically, advance minimum royalties have been paid in the first fiscal quarter and recouped in the second fiscal quarter.

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

Current Developments

General.  CCI indicated in its Form 10-Q filed April 29, 2004 that 2004 production for Northshore is currently forecast at 5.0 million tons of iron ore pellets, an increase of 100,000 tons from the forecast in CCI’s annual report filed February 13, 2004.

Northshore has not provided the Trust with an estimate for total calendar year 2004 shipments.  (See description of the uncertainty of market conditions in the iron ore and steel industry under “Important Factors Affecting Mesabi Trust” below.)  During calendar years 2003, 2002, 2001, 2000, and 1999, the percentage of shipments of iron ore products from Mesabi Trust lands was approximately 95.5%, 97.5%, 99.2%, 99.8%, and 98.9%, respectively, of total shipments.  Northshore has not advised the Trustees as to the percentage of iron ore products it anticipates shipping from Mesabi Trust lands in calendar year 2004.

Mesabi Nugget Project.  CCI is participating in the Mesabi Nugget Project with Kobe Steel, Ltd. (“Kobe”), Steel Dynamics, Inc. (“SDI”), Ferrometrics, Inc. (“Ferrometrics”) and the State of Minnesota.

The project’s objective is to develop and apply a new iron making technology (Kobe Steel’s Itmk3 process) for converting iron ore into nearly pure iron nugget form.  CCI has indicated that if the Mesabi Nugget Project successfully achieves commercialization, iron nuggets from this new process would be used as an alternative to steel scrap as a raw material for electric steel furnaces and blast furnaces or basic oxygen furnaces of integrated steel producers.

Construction of the pilot plant at the Northshore facility to test the Itmk 3 process was completed in May 2003.  CCI stated in its Form 10-Q filed April 29, 2004 that the pilot plant is in a third operating phase, intended to confirm the commercial viability of the Itmk 3 technology.  This third phase is scheduled to be completed in June 2004.  In a published interview, CCI’s chairman and chief executive officer stated that Mesabi Nugget LLC (which is owned by CCI (through its wholly-owned subsidiary Iron Units LLC), Kobe, SDI and Ferrometrics) is considering construction of the first commercial plant, probably a $100 million, 500,000 tons-per-year facility (the location of which is still undetermined) that could begin production in early 2006.  CCI’s chairman and chief executive officer stated in the same interview that CCI intends to seek permits to build two additional nugget plants at Silver Bay, each with capacity for about 750,000 tons of nuggets annually, sometime in the future.  In a later published report, the president of Mesabi Nugget LLC stated that Mesabi Nugget LLC intends to build a full-scale nugget plant in Silver Bay sometime in the future.

Although the pilot plant is located at Northshore, it is not certain that, if a fully operational facility is constructed, it will be on Mesabi Trust lands.  CCI reported in its Form 10-Q filed April 29, 2004 that while the project participants are investigating environmental requirements timelines for various potential commercial sites in Minnesota and Indiana, a decision to proceed on construction has not been made.  Construction of a fully operational facility in Minnesota, Indiana or in both states would be subject to Mesabi Nugget LLC’s obtaining the necessary governmental permits.  However, in May 2004, the Minnesota state legislature enacted legislation to shorten the environmental permitting timeline should the commercial plant be developed at another site owned by CCI in Hoyt Lakes, Minnesota, while Minnesota state agencies may offer tax and financial incentives for construction at the Hoyt Lakes site.

Although Mesabi Trust is not a direct party to the Mesabi Nugget Project and its involvement in this project was not solicited, in the event that a fully-operational plant were to be located at the Northshore facility, the project would expectedly use iron ore from the Mesabi Trust lands.  In addition, iron ore from Trust lands could potentially still be used, were a fully-operational plant to be located in Indiana or at another location other than Northshore.  It is still uncertain as to whether the Mesabi Nugget Project will successfully achieve commercialization, or where a fully-operational plant would be located, or whether it would use iron ore from the Mesabi Trust lands.  Therefore, the Trustees are unable to make projections as to whether any prospective future royalties might be payable to the Trust.

Securities Regulation.  The Trust is a publicly-traded trust listed on the New York Stock Exchange (“NYSE”) and is therefore subject to extensive regulation under, among others, the Securities Act of 1933, the Securities Exchange Act of 1934, NYSE rules and regulations and the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”).  Issuers failing to comply with such authorities risk serious consequences, including criminal as well as civil and administrative penalties.  In most instances, these laws, rules and regulations do not specifically address their applicability to publicly-traded trusts such as Mesabi Trust.  In particular, Sarbanes-Oxley provides for the adoption by the Securities and Exchange Commission (the “SEC”) and NYSE of certain rules and regulations that may be impossible for the Trust to literally satisfy because of its nature as a pass-through trust.  During fiscal 2004, the SEC and NYSE adopted rules and regulations pursuant to Sarbanes-Oxley that require a publicly-traded company’s board of directors, audit committee or executive directors (or similar body) to act with respect to certain corporate governance matters.  The Trust does not have, nor does the Agreement of Trust provide for, a board of directors, an audit committee or any executive officers.  Moreover, the Trust has no employees at all.  Therefore, the Trust cannot literally comply with many of these rules and regulations.  The Trustees intend to follow the SEC’s and NYSE’s rulemaking closely and attempt to comply with such rules and regulations where possible.

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

4.                             Percentage of Mesabi Trust Ore.  As described elsewhere in this Report, Northshore has the ability to process and ship iron ore products from lands other than Mesabi Trust lands.  In certain circumstances, the Trust may be entitled to royalties on those other shipments, but not in all cases.  In general, the Trust will receive higher royalties (assuming all other factors are equal) if a higher percentage of shipments are from Mesabi Trust lands.  The percentages of shipments that came from Mesabi Trust lands were 95.5%, 97.5%, 99.2%, 99.8%, and 98.9% in calendar years 2003, 2002, 2001, 2000, and 1999, respectively.

5.                             Uncertainty of Market Conditions in the Steel and Iron Ore Industry.  Although CCI reported in its Form 10-Q for its quarterly period ending March 31, 2004 that it experienced record first quarter iron ore pellet sales and is projecting an overall increase in total 2004 pellet sales (as compared to 2003), CCI cautioned in such Form 10-Q that significant risks and uncertainties may impact its forecast, including, but not limited to, changes in customer demand, an increase in certain steel imports, a decrease in iron ore production in North America due to global overcapacity of steel, customer failure, and customer or potential customer restructuring and financial difficulty (which could result in reduced production capacity over time).  Furthermore, there exists consolidation and intense competition in the domestic steel market.

In light of the current steel industry environment, uncertainties arising from war and other global events, and the above-mentioned risks and factors, it is uncertain whether prices on domestic steel products will be maintained at these current relatively higher levels, and whether steel mills will be able to operate at capacity levels in 2004 and beyond.  Furthermore, although overall there appears to have been an increase in the demand for domestic steel products over the last fiscal year, it is nevertheless uncertain whether this increase in demand will continue and the extent to which it will impact royalties paid to the Trust in fiscal year 2005 and beyond.

Comparison of three months ended April 30, 2004 and April 30, 2003

	Three Months Ended April 30,
	2004	2003
Total royalty income	$927,207	$366,092
Interest income	10,502	12,073
Gross income	$937,709	$378,165

Expenses	101,742	128,162
Net income	$835,967	$250,003

	As of April 30,
	2004	2003
Unallocated reserve	$1,588,551	$1,316,051

The increase in royalty income is due to increases in pellet shipments and price, and a higher applicable royalty rate, as compared to the comparable prior period.  Expenses decreased from the comparable prior period, primarily due to decreases in general and administrative expenses.

The increase in Unallocated Reserve is primarily due to increased revenue for the quarter.  The Trustees anticipate that the amount of Unallocated Reserve will fluctuate from time to time, depending upon a number of factors, including but not limited to the income for a particular period, the amount and timing of distributions, uncertainty about future royalty income and the uncertainty of future expenses.

Royalty Comparisons

The following chart summarizes Mesabi Trust’s royalty income for the three months ended April 30, 2004 and April 30, 2003, respectively:

	Three Months Ended April 30,
	2004	2003
Base overriding royalties	$829,941	$234,378
Bonus royalties	0	0
Minimum advance royalty paid (recouped)	0	45,089
Fee royalties	97,266	86,625
Total royalty income	$927,207	$366,092

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

•                  Eide Bailly LLP, which serves as the Trust’s independent accountants (“Eide Bailly”), has delivered a report to the Trust concluding that based upon its review of the financial statements of the Trust for its quarter ended April 30, 2004 (the “Financial Statements”), it is not aware of any material modifications that should be made to the Financial Statements in order for the Financial Statements to be in conformity with generally accepted accounting principles.

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

99.1                           Report of Eide Bailly LLP regarding its review of the un-audited interim financial statements of Mesabi Trust for its quarter ending April 30, 2004.

(b)                                 Reports on Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MESABI TRUST
(Registrant)

	By:	DEUTSCHE BANK TRUST COMPANY AMERICAS
Corporate Trustee
Principal Administrative Officer and duly authorized signatory:*

Date: June 14, 2004	By:	/s/ Rodney Gaughan
Name: Rodney Gaughan
Title: Assistant Vice President

* There are no principal executive officers or principal financial officers of the registrant.