Form 10-Q
period 2004-07-31
MESABI TRUST
filed 2004-09-14
CIK 65172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2004

or

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

As of September 10, 2004, there were 13,120,010 Units of Beneficial Interest in Mesabi Trust outstanding.

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.  (Note 1)

		Three Months Ended July 31,		Six Months Ended July 31,
		2004	2003	2004	2003

A.	Condensed Statements of Income

	Revenues
	Royalty income	$2,673,989	$1,095,964	$3,601,195	$1,462,055
	Interest income	9,806	10,713	20,309	22,786
		2,683,795	1,106,677	3,621,504	1,484,841

	Expenses	179,737	141,231	281,479	269,393

	Net income	$2,504,058	$965,446	$3,340,025	$1,215,448

	Number of units outstanding	13,120,010	13,120,010	13,120,010	13,120,010

	Net income per unit (Note 2)	$0.190858	$0.073586	$0.254575	$0.092641

	Distributions declared per unit	$0.175	$0.07	$0.225	$0.07

See Notes to Financial Statements.

		July 31, 2004	January 31, 2004

B.	Condensed Balance Sheets

	Assets

	Cash	$98,727	$98,692

	U.S. Government securities, at amortized cost (which approximates market)	3,100,964	4,826,046

	Accrued income	909,651	449,780
	Prepaid expenses	14,671	15,560
		4,124,013	5,390,078

	Fixed property, including intangibles, at nominal values

	Amended Assignment of Peters Lease	1	1

	Assignment of Cloquet Lease	1	1

	Certificate of beneficial interest for 13,120,010 units of land trust	1	1
		3	3

		$4,124,016	$5,390,081

	Liabilities, Unallocated Reserve and Trust Corpus

	Liabilities
	Distribution payable	$2,296,002	$3,936,003
	Accrued expenses	31,404	45,491
		2,327,406	3,981,494

	Unallocated Reserve (Note 3)	1,796,607	1,408,584
	Trust Corpus	3	3

		$4,124,016	$5,390,081

See Notes to Financial Statements.

		Six Months Ended July 31,
		2004	2003

C.	Condensed Statements of Cash Flows

	Cash flows from operating activities
	Royalties received	$3,137,442	$1,277,556
	Interest received	24,190	25,710
	Expenses paid	(294,676)	(279,112)

	Net cash provided by operating activities	2,866,956	1,024,154

	Cash flows from investing activities
	Maturities of U.S. Government Securities	4,999,722	964,124
	Purchases of U.S. Government Securities	(3,274,640)	(864,704)

	Net cash provided by (used for) investing activities	1,725,082	99,420

	Cash flow from financing activities Distributions to Unitholders	(4,592,003)	(2,492,802)

	Net change in cash	35	(1,369,228)

	Cash, beginning of year	98,692	2,515,457

	Cash, end of quarter	$98,727	$1,146,229

	Reconciliation of net income to net cash provided by operating activities

	Net income	$3,340,025	$1,215,448
	(Increase) in accrued income	(459,871)	(181,576)
	Decrease in prepaid insurance	889	11,421
	Increase (Decrease) in accrued expenses	(14,087)	(21,139)

	Net cash provided by operating activities	$2,866,956	$1,024,154

See Notes to Financial Statements.

MESABI TRUST

NOTES TO FINANCIAL STATEMENTS

Note 1.                                  The financial statements included herein have been prepared without audit (except for the balance sheet at January 31, 2004) in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of the Trustees, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the results of operations for the six months ended July 31, 2004 and 2003, (b) the financial positions at July 31, 2004 and January 31, 2004, and (c) the cash flows for the six months ended July 31, 2004 and 2003, have been made.

Note 2.                                  Earnings per unit are based on weighted average number of units outstanding during the period (13,120,010 units).

Note 3.                                  The Trustees have determined to maintain an Unallocated Reserve of at least $1,000,000 in liquid assets.  The actual amount of such Unallocated Reserve may vary from quarter to quarter depending upon conditions in the industry and the judgment of the Trustees.  At July 31, 2004, the Unallocated Reserve was represented by $886,956 in unallocated cash and U.S. Government securities, and $909,651 of accrued revenue primarily representing royalties not yet received by the Trust but anticipated to be received in October 2004 from Northshore Mining Company as part of the royalty due with respect to the third fiscal quarter, based upon reported lessee shipping activity for the month of July 2004.

Item 2.                                   Trustees’ Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Information

Certain statements contained in this document are forward-looking, including specifically those statements estimating calendar year 2004 and 2005 production or shipments and comments related to the commencement of construction and opening of additional plants in 2004 and beyond.  All such forward-looking statements are based on input from Northshore Mining Company (“Northshore”), which is the lessee/operator and a wholly-owned subsidiary of Cleveland-Cliffs Inc (“CCI”), and published announcements of CCI.  The Trust has no control over the operations or activities of Northshore, nor any influence on the decision of whether Northshore’s facilities would be used to supply CCI’s demonstration  or commercial nugget modules (presently in the planning stages), except within the framework of current agreements.  Actual results could differ materially from those indicated in such statements.  Important factors that could cause actual results to differ materially include those listed below under the heading “Important Factors Affecting Mesabi Trust”.

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

Comparison of three months ended July 31, 2004 and July 31, 2003

Net income for the quarter ended July 31, 2004 was $2,504,058 an increase of 159% over the quarter ended July 31, 2003.  This increase was primarily due to continued increases in pellet shipments and price, and a higher applicable royalty rate, as compared to the comparable prior period.  Expenses increased from the comparable prior period, primarily due to increases in general and administrative expenses.  Following is a summary of results for the three months ended July 31, 2004 and July 31, 2003, respectively.

	Three Months Ended July 31,
	2004	2003
Total royalty income	$2,673,989	$1,095,964
Interest income	9,806	10,713
Gross income	$2,683,795	$1,106,677

Expenses	179,737	141,231
Net income	$2,504,058	$965,446

Comparison of six months ended July 31, 2004 and July 31, 2003

Net income for the six months ended July 31, 2004 was $3,340,025 an increase of 175% over the six months ended July 31, 2003.  This increase was primarily due to increases in pellet shipments and price, and a higher applicable royalty rate, as compared to the comparable prior period.  Following is a summary of results for the six months ended July 31, 2004 and July 31, 2003, respectively.

	Six Months Ended July 31,
	2004	2003
Total royalty income	$3,601,195	$1,462,055
Interest income	20,309	22,786
Gross income	$3,621,504	$1,484,841

Expenses	281,479	269,393
Net income	$3,340,025	$1,215,448

Unallocated Reserve

Unallocated Reserve as of July 31, 2004 was $1,796,607, an increase of 32% over the prior year.  This increase is primarily due to increases in pellet shipments and price.  The Trustees anticipate that the amount of Unallocated Reserve will fluctuate from time to time, depending upon a number of factors, including but not limited to the income for a particular period, the amount and timing of distributions, uncertainty about future royalty income and the uncertainty of future expenses.  Following is a comparison of Unallocated Reserve over the past year.

	As of July 31,
	2004	2003
Unallocated reserve	$1,796,607	$1,363,096

Royalty Comparisons

The following chart summarizes Mesabi Trust’s royalty income for the three months ended July 31, 2004 and July 31, 2003, respectively:

	Three Months Ended July 31,
	2004	2003
Base overriding royalties	$2,575,290	$997,740
Bonus royalties	0	0
Minimum advance royalty paid (recouped)	0	0
Fee royalties	98,699	98,224
Total royalty income	$2,673,989	$1,095,964

The following chart summarizes Mesabi Trust’s royalty income for the six months ended July 31, 2004 and July 31, 2003, respectively:

	Six Months Ended July 31,
	2004	2003
Base overriding royalties	$3,405,230	$1,322,296
Bonus royalties	0	0
Minimum advance royalty paid (recouped)	0	(45,089)
Fee royalties	195,965	184,848
Total royalty income	$3,601,195	$1,462,055

Current Developments

General.  CCI indicated in its Form 10-Q filed July 29, 2004 that production for the first six months for Northshore was 2.5 million tons of iron ore pellets.  This represents an increase of 100,000 tons over the first six months of 2003.  CCI has not provided an update to its Northshore production forecast of 5.0 million tons for calendar year 2004, reported in CCI’s previous Form 10-Q filed April 29, 2004.

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

Northshore Furnace Reactivation.  In a September 9, 2004 press release, CCI announced plans to reactivate an idled furnace at Northshore to meet increased pellet demand.  According to CCI, the reactivated furnace is expected to begin production in 2005.  In addition to the furnace’s capacity to produce approximately 800,000 tons of pellets annually, CCI stated that additional concentrating capacity will be brought on line to support the reactivated furnace.  CCI stated in its press release that these plans are subject to the approval of its board of directors.

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

A pilot plant to test the Itmk3 process was constructed at the Northshore facility and operated through August 2004.  In published statements, Mesabi Nugget LLC concluded that the pilot plant  project was a success.  In May 2004, the Minnesota state legislature enacted legislation to shorten the environmental permitting timeline for the development of a nugget plant at Cliffs Erie, another site owned by CCI in Hoyt Lakes, Minnesota, and Minnesota state agencies may offer tax and financial incentives for construction at the Hoyt Lakes site.  CCI stated in a September 9, 2004 press release that it was proceeding with plans to participate in the development of a 500,000 ton nugget demonstration plant at its Cliffs Erie facility.  CCI reported in its Form 10-Q filed July 29, 2004 that environmental permitting activities had been initiated for three potential commercial plant locations, with the earliest approval expected in the first quarter of 2005.  While environmental permitting activities are currently ongoing for the expected nugget demonstration plant at CCI’s Cliffs Erie site, CCI indicated in its September 9, 2004 press release that efforts to permit commercial nugget modules at the Northshore facility have been terminated.

CCI announced in its September 9, 2004 press release that any future Minnesota construction of commercial nugget modules would be at CCI’s Cliffs Erie facility, and added that Northshore would be capable of supplying iron concentrates to the initial iron nugget demonstration plant expected at Cliffs Erie, as well as subsequent commercial modules.  Although Mesabi Trust is not a party to the Mesabi Nugget Project and its involvement in this project was not solicited, iron ore from Mesabi Trust lands could foreseeably be used to supply concentrate to the iron nugget demonstration plant or commercial modules.  At this time, however, the Trustees are unable to make projections as to whether any prospective future royalties might be payable to the Trust with respect to any new nugget demonstration plants or commercial modules.

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

2.                                       Operations of Northshore.  Because the primary portion of the Trust’s revenues derive from iron ore product shipped by Northshore from Silver Bay, Northshore’s processing and shipping activities directly impact the Trust’s revenues in each quarter and for each year.  In turn, a number of factors affect Northshore shipment volume.  These factors include, among others, the economic conditions in the iron ore industry, pricing by domestic and international competitors, long-term customer contracts or arrangements by Northshore or its competitors, availability of ore boats, production at Northshore’s mining operations, and production at the pelletizing/processing facility.  If any pelletizing line becomes idle for any reason, production and shipments (and, consequently, Trust income) could be adversely impacted.  In addition, as noted in CCI’s September 9, 2004 press release, the planned reactivation of a previously idled furnace at Northshore may be impacted by such factors as changes in laws and regulations that negatively affect the reactivation of the furnace and the related increases in concentrate production, the failure to obtain required environmental permits in a timely manner, an inability to generate sufficient concentrate to support the reactivated furnace, and increases in the cost and length of time required for the reactivation.

3.                                       Increasing Royalties.  As described elsewhere in this Report, the royalty percentage paid to the Trust increases as the aggregate tonnage of iron ore products shipped, attributable to the Trust, in any calendar year increases.  Assuming a consistent sales price per ton throughout a calendar year, shipments of iron ore product attributable to the Trust later in the year generate a higher royalty to the Trust, as total shipments for the year exceed increasing levels of royalty percentages and pass each of the first four one-million ton volume thresholds.

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

5.                                       Uncertainty of Market Conditions in the Steel and Iron Ore Industry.  Although CCI reported in its Form 10-Q for its quarterly period ending June 30, 2004 that it experienced record second quarter iron ore pellet sales and is projecting an overall increase in total 2004 pellet sales (as compared to 2003), CCI cautioned in such Form 10-Q that significant risks and uncertainties may impact its forecast, including, but not limited to, changes in customer demand, an increase in certain steel imports, a decrease in iron ore production in North America due to global overcapacity of steel and uncertainty relating to customer restructuring and financial difficulty.  Furthermore, there exists consolidation and intense competition in the domestic steel market.

In light of the current steel industry environment, uncertainties arising from war and other global events, and the above-mentioned risks and factors, it is uncertain whether prices on domestic steel products will be maintained at these current relatively higher levels, and whether steel mills will be able to continue operating at capacity levels in 2004 and beyond.  Furthermore, although overall there appears to have been an increase in the demand for domestic steel products over the last fiscal year, it is nevertheless uncertain whether this increase in demand will continue and the extent to which it will impact royalties paid to the Trust in fiscal year 2005 and beyond.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires the Trustees to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

•       Eide Bailly LLP, which serves as the Trust’s independent accountants (“Eide Bailly”), has delivered a report to the Trust concluding that based upon its review of the financial statements of the Trust for its quarter ended July 31, 2004 (the “Financial Statements”), it is not aware of any material modifications that should be made to the Financial Statements in order for the Financial Statements to be in conformity with generally accepted accounting principles.

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

PART II - OTHER INFORMATION

Item 1.           Legal Proceedings.

None.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.           Defaults Upon Senior Securities.

None.

Item 4.           Submission of Matters to a Vote of Security Holders.

None.

Item 5.           Other Information.

None.

Item 6.           Exhibits.

31	Certification of Corporate Trustee of Mesabi Trust pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Corporate Trustee of Mesabi Trust pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Report of Eide Bailly LLP regarding its review of the un-audited interim financial statements of Mesabi Trust for its quarter ending July 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MESABI TRUST
(Registrant)

	By:	DEUTSCHE BANK TRUST COMPANY AMERICAS
Corporate Trustee
Principal Administrative Officer and duly authorized signatory:*

Date: September 14, 2004	By:	/s/ Rodney Gaughan
		Name:	Rodney Gaughan
		Title:	Assistant Vice President

* There are no principal executive officers or principal financial officers of the registrant.