Form 10-Q
period 2004-10-31
MESABI TRUST
filed 2004-12-20
CIK 65172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2004

or

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

As of December 20, 2004, there were 13,120,010 Units of Beneficial Interest in Mesabi Trust outstanding.

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.  (Note 1)

A.    Condensed Statements of Income

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2004	2003	2004	2003

Revenues
Royalty income	$3,295,828	$2,389,268	$6,897,024	$3,851,324
Interest income	10,942	12,227	31,250	35,013
	3,306,770	2,401,495	6,928,274	3,886,337

Expenses	130,822	116,912	412,301	386,305

Net income	$3,175,948	$2,284,583	$6,515,973	$3,500,032

Number of units outstanding	13,120,010	13,120,010	13,120,010	13,120,010

Net income per unit (Note 2)	$0.242069	$0.174130	$0.496644	$0.266771

Distributions declared per unit	$0.25	$0.12	$0.475	$0.19

See Notes to Financial Statements.

B.    Condensed Balance Sheets

	October 31, 2004	January 31, 2004

Assets

Cash	$3,512,853	$98,692

U.S. Government securities, at amortized cost (which approximates market)	751,114	4,826,046

Accrued income	739,439	449,780
Prepaid expenses	25,980	15,560
	5,029,386	5,390,078

Fixed property, including intangibles, at nominal values

Amended Assignment of Peters Lease	1	1

Assignment of Cloquet Lease	1	1

Certificate of beneficial interest for 13,120,010 units of land trust	1	1
	3	3

	$5,029,389	$5,390,081

Liabilities, Unallocated Reserve and Trust Corpus

Liabilities
Distribution payable	$3,280,002	$3,936,003
Accrued expenses	56,831	45,491
	3,336,833	3,981,494

Unallocated Reserve (Note 3)	1,692,553	1,408,584
Trust Corpus	3	3

	$5,029,389	$5,390,081

See Notes to Financial Statements.

C.    Condensed Statements of Cash Flows

	Nine Months Ended
	October 31,
	2004	2003

Cash flows from operating activities
Royalties received	$6,598,170	$2,960,398
Interest received	40,444	41,238
Expenses paid	(411,380)	(415,462)

Net cash provided by operating activities	6,227,234	2,586,174

Cash flows from investing activities
Maturities of U.S. Government Securities	7,489,505	2,063,971
Purchases of U.S. Government Securities	(3,414,573)	(2,123,861)

Net cash provided by (used for) investing activities	4,074,932	(59,890)

Cash flow from financing activities
Distributions to Unitholders	(6,888,005)	(3,411,203)

Net change in cash	3,414,161	(884,919)

Cash, beginning of year	98,692	2,515,457

Cash, end of quarter	$3,512,853	$1,630,538

Reconciliation of net income to net cash provided by operating activities

Net income	$6,515,973	$3,500,032
Increase in accrued income	(289,659)	(884,701)
Increase in prepaid insurance	(10,420)	(11,919)
Increase (Decrease) in accrued expenses	11,340	(17,238)

Net cash provided by operating activities	$6,227,234	$2,586,174

See Notes to Financial Statements.

MESABI TRUST

NOTES TO FINANCIAL STATEMENTS

Note 1.          The financial statements included herein have been prepared without audit (except for the balance sheet at January 31, 2004) in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of the Trustees, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the results of operations for the nine months ended October 31, 2004 and 2003, (b) the financial positions at October 31, 2004 and January 31, 2004, and (c) the cash flows for the nine months ended October 31, 2004 and 2003, have been made.

Note 2.          Earnings per unit are based on weighted average number of units outstanding during the period (13,120,010 units).

Note 3.          The Trustees have determined to maintain an Unallocated Reserve of at least $1,000,000 in liquid assets.  The actual amount of such Unallocated Reserve may vary from quarter to quarter depending upon conditions in the industry and the judgment of the Trustees.  At October 31, 2004, the Unallocated Reserve was represented by $953,114 in unallocated cash and U.S. Government securities, and $739,439 of accrued revenue primarily representing royalties not yet received by the Trust but anticipated to be received in January 2005 from Northshore Mining Company as part of the royalty due with respect to the fourth fiscal quarter, based upon reported lessee shipping activity for the month of October 2004.

Item 2.    Trustees’ Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Information

Certain statements contained in this document are forward-looking, including specifically those statements estimating calendar year 2004 and 2005 production or shipments and comments related to the commencement of construction and opening of additional plants in 2005 and beyond.  All such forward-looking statements are based on input from Northshore Mining Company (“Northshore”), which is the lessee/operator and a wholly-owned subsidiary of Cleveland-Cliffs Inc (“CCI”), and published announcements of CCI.  The Trust has no control over the operations or activities of Northshore, nor any influence on the decision of whether Northshore’s facilities would be used to supply CCI’s demonstration or commercial nugget modules (presently in the planning stages), except within the framework of current agreements.  Actual results could differ materially from those indicated in such statements.  Important factors that could cause actual results to differ materially include those listed below under the heading “Important Factors Affecting Mesabi Trust”.

Background

Leasehold royalty income constitutes the principal source of the Trust’s revenue.  Royalty rates are determined in accordance with the terms of Mesabi Trust’s leases and assignments of leases.  Three types of royalties, as well as royalty bonuses, comprise the Trust’s leasehold royalty income:

•              Base overriding royalties, which historically constitute the majority of Mesabi Trust’s royalty income, are determined by both the volume and selling price of iron ore products shipped.  Northshore is obligated to pay Mesabi Trust base overriding royalties in varying amounts, based on the volume of iron ore products shipped.  Base overriding royalties are calculated as a percentage of the gross proceeds of iron ore products produced at Mesabi Trust lands (and to a limited extent other lands) and shipped from Silver Bay, Minnesota.  The percentage ranges from 2-1/2% of the gross proceeds for the first one million tons of iron ore products so shipped annually to 6% of the gross proceeds for all iron ore products in excess of 4 million tons so shipped annually.

•              Royalty bonuses are earned when iron ore products shipped from Silver Bay are sold at prices above a threshold price.  The royalty bonus is a percentage of the gross proceeds of product shipped from Silver Bay and sold at prices above a threshold price.  The threshold price is adjusted (but not below $30.00) on an annual basis for inflation and deflation (the “Adjusted Threshold Price”).  The Adjusted Threshold Price was $40.61 per ton for calendar year 2002, $41.13 per ton for calendar year 2003, and is $41.76 per ton for calendar year 2004.  The royalty bonus percentage ranges from 1/2 of 1% of the gross proceeds (on all tonnage shipped for sale at prices between the Adjusted Threshold Price and $2.00 above the Adjusted Threshold Price) to 3% of the gross proceeds on all tonnage shipped for sale at prices $10.00 or more above the Adjusted Threshold Price.  During the quarter ended October 31, 2004, Northshore paid a royalty bonus of $539,896 to the Trust.  This is the first royalty bonus paid to the Trust in several years.  (See the section entitled “Royalty Comparisons” below for more information.)

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

•              Minimum advance royalties: Generally, Northshore’s obligation to pay base overriding royalties and royalty bonuses with respect to the sale of iron ore products accrues upon the shipment of those products from Silver Bay.  However, regardless of whether any shipment has occurred, Northshore is obligated to pay to Mesabi Trust a minimum advance royalty.  Each year, the amount of the minimum advance royalty is adjusted (but not below $500,000 per annum) for inflation and deflation.  Advance royalties payable were $676,814 for calendar year 2002, $685,630 for calendar year 2003, and are $696,161 for calendar year 2004.  Until overriding royalties (and royalty bonuses, if any) for a particular year equal or exceed the minimum advance royalty for the year, Northshore must make quarterly payments of up to 25% of the minimum advance royalty for the year.  Because advance minimum royalties are essentially prepayments of base overriding royalties and royalty bonuses earned each year, any advance minimum royalties paid in a fiscal quarter are recouped by credits against base overriding royalties and royalty bonuses earned in later fiscal quarters during the year.  Historically, advance minimum royalties have been paid in the first fiscal quarter and recouped in the second fiscal quarter.

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

Mesabi Trust has no employees, but it engages independent consultants to assist the Trustees in monitoring, among other things, the amount and sales prices of iron ore products shipped by Northshore from Silver Bay.  As noted above, the information regarding amounts and sales prices of shipped iron ore products is used to compute the royalties payable to Mesabi Trust by Northshore.  Deutsche Bank Trust Company Americas, the Corporate Trustee, also performs certain administrative functions for Mesabi Trust.

Comparison of Three Months Ended October 31, 2004 and October 31, 2003

Net income for the quarter ended October 31, 2004 was $3,175,948, an increase of 39% over the quarter ended October 31, 2003.  This increase was primarily due to continued increases in pellet shipments and prices, and a higher applicable royalty rate, as compared to the comparable prior period.  Expenses increased from the comparable prior period, primarily due to increases in general and administrative expenses.  Following is a summary of results for the three months ended October 31, 2004 and October 31, 2003, respectively.

	Three Months Ended October 31,
	2004	2003
Total royalty income	$3,295,828	$2,389,268
Interest income	10,942	12,227
Gross income	3,306,770	2,401,495

Expenses	130,822	116,912
Net income	$3,175,948	$2,284,583

Comparison of Nine Months Ended October 31, 2004 and October 31, 2003

Net income for the nine months ended October 31, 2004 was $6,515,973, an increase of 86% over the nine months ended October 31, 2003.  This increase was primarily due to increases in pellet shipments and prices, and a higher applicable royalty rate, as compared to the comparable prior period.  Following is a summary of results for the nine months ended October 31, 2004 and October 31, 2003, respectively.

	Nine Months Ended October 31,
	2004	2003
Total royalty income	$6,897,024	$3,851,324
Interest income	31,250	35,013
Gross income	6,928,274	3,886,337

Expenses	412,301	386,305
Net income	$6,515,973	$3,500,032

Unallocated Reserve

Unallocated Reserve as of October 31, 2004 was $1,692,553, a decrease of 18% over the prior year.  This decrease is primarily due to increases in distributions paid.  The Trustees anticipate that the amount of Unallocated Reserve will fluctuate from time to time, depending upon a number of factors, including but not limited to the income for a particular period, the amount and timing of distributions, uncertainty about future royalty income and the uncertainty of future expenses.  Following is a comparison of Unallocated Reserve over the past year.

	As of October 31,
	2004	2003
Unallocated Reserve	$1,692,553	$2,073,278

Royalty Comparisons

Royalties received in October 2004 included a royalty bonus payment, reflecting prices of pellets shipped that exceeded the current Adjusted Threshold Price of $41.76 per ton.  This royalty bonus payment resulted from pricing adjustments by Northshore that affected shipments made throughout calendar year 2004.  The following chart summarizes Mesabi Trust’s royalty income for the three months ended October 31, 2004 and October 31, 2003, respectively:

	Three Months Ended October 31,
	2004	2003
Base overriding royalties	$2,684,273	$2,296,889
Bonus royalties	539,896	0
Minimum advance royalty paid (recouped)	0	0
Fee royalties	71,659	92,379
Total royalty income	$3,295,828	$2,389,268

The following chart summarizes Mesabi Trust’s royalty income for the nine months ended October 31, 2004 and October 31, 2003, respectively:

	Nine Months Ended October 31,
	2004	2003
Base overriding royalties	$6,089,504	$3,574,097
Bonus royalties	539,896	0
Minimum advance royalty paid (recouped)	0	0
Fee royalties	267,624	277,227
Total royalty income	$6,897,024	$3,851,324

Current Developments

General.  CCI indicated in its Form 10-Q filed October 28, 2004 that production for the first nine months of 2004 for Northshore was 3.7 million tons of iron ore pellets.  This represents an increase of 100,000 tons over the first nine months of 2003.  CCI continues to forecast Northshore production at 5.0 million tons for calendar year 2004.

Northshore has not provided the Trust with an estimate for total calendar year 2004 shipments of iron ore pellets.  (See description of the uncertainty of market conditions in the iron ore and steel industry under “Important Factors Affecting Mesabi Trust” below.)  During calendar years 2003, 2002, 2001, 2000, and 1999, the percentage of shipments of iron ore products from Mesabi Trust lands was approximately 95.5%, 97.5%, 99.2%, 99.8%, and 98.9%, respectively, of total shipments.  Northshore has not advised the Trustees as to the percentage of iron ore products from Mesabi Trust lands it anticipates shipping in calendar year 2004.

Capacity Expansions.  In a November 9, 2004 press release, CCI’s chief executive officer stated that pellet demand for 2005 appears to exceed CCI’s production capacity and, further, that iron ore production does not appear to be keeping up with anticipated global demand, despite industry-wide capacity expansions.  As part of its efforts to capitalize on the anticipated demand, CCI had previously announced in a September 14, 2004 press release that its board of directors approved the planned reactivation of an idled furnace at Northshore.  According to CCI, the reactivated furnace is expected to begin production in mid-2005 and will increase Northshore’s annual pellet production capacity by approximately 800,000 tons.  CCI’s board simultaneously approved the planned restart of an idled pellet furnace at United Taconite, CCI’s mine in Eveleth, Minnesota.  CCI stated in its Form 10-Q filed October 28, 2004 that a further expansion at United Taconite is being evaluated.  In addition to the planned furnace reactivation, CCI announced in its October 28, 2004 earnings conference call that its board approved the restart of an additional 1,000,000 tons of concentrate capacity at Northshore, which could be sold to independent third parties.   At this time the Trustees are unable to make any projections as to the extent to which CCI’s planned capacity expansions may impact future royalties payable to the Trust.

Mesabi Nugget Project.  CCI is participating in the Mesabi Nugget Project with Kobe Steel, Ltd. (“Kobe Steel”), Steel Dynamics, Inc., Ferrometrics, Inc. and the State of Minnesota.  The project’s objective is to develop and apply a new iron making technology (Kobe Steel’s Itmk3 process) for converting iron ore into nearly pure iron nugget form.  CCI has indicated that if the Mesabi Nugget Project successfully achieves commercialization, iron nuggets from this new process would be used as an alternative to steel scrap as a raw material for electric steel furnaces and blast furnaces or basic oxygen furnaces of integrated steel producers.

A pilot plant to test the Itmk3 process was constructed at the Northshore facility and operated through August 2004.  CCI stated in its Form 10-Q filed October 28, 2004 that the third operating phase of the pilot plant test confirmed the commercial viability of the Itmk3 technology, and that four electric furnace producers and one foundry had used the nugget product with favorable results.

In May 2004, the Minnesota state legislature enacted legislation to shorten the environmental permitting timeline for the development of a nugget plant at Cliffs Erie, another site owned by CCI in Hoyt Lakes, Minnesota.  On September 23, 2004, the Iron Range Resources board approved a $10 million loan to Mesabi Nugget, LLC, a joint venture in which CCI holds a minority equity position, to support the development of a 600,000 metric-ton-per-year commercial nugget plant at Cliffs Erie.  In addition, St. Louis County, Minnesota is considering issuing $8 million in revenue bonds to support the plant’s development.

In its Form 10-Q filed October 28, 2004, CCI stated that preliminary construction engineering and environmental permitting activities had been initiated for two potential commercial plant locations, and that earliest environmental approval was expected in the first half of 2005.  (CCI had previously indicated in a September 9, 2004 press release that it was proceeding with plans to participate in the development of a 500,000 ton nugget demonstration plant at Cliffs Erie and that efforts to permit commercial nugget modules at the Northshore facility had been terminated.)  However, CCI stated in the same Form 10-Q that a decision to proceed on construction of a commercial plant had not been made.

CCI announced in its September 9, 2004 press release that any future Minnesota construction of commercial nugget modules would be at CCI’s Cliffs Erie facility, and added that Northshore would be capable of supplying iron concentrates to the initial iron nugget demonstration plant expected at Cliffs Erie, as well as subsequent commercial modules.  CCI’s chief executive officer stated in CCI’s October 28, 2004 earnings conference call that no decision had been made as to which of the two locations would be used for the first nugget plant, but in either case that plant would be supplied with concentrate from Northshore.

Although Mesabi Trust is not a party to the Mesabi Nugget Project and its involvement in this project was not solicited, iron ore from Mesabi Trust lands is likely to be used to supply concentrate to the iron nugget demonstration plant or commercial modules.  At this time, however, the Trustees are unable to make projections as to whether any possible future royalties might be payable to the Trust with respect to any commercial nugget plants.

ISG Acquisition.  On October 25, 2004, Ispat International N.V. (parent company of Ispat Inland Inc. (“Ispat Inland”)) announced plans to acquire LNM Holdings N.V. and International Steel Group, Inc. (“ISG”), which, once completed, will result in the world’s largest steel company.  The acquisition is subject to shareholder and regulatory approvals, and is anticipated to be completed in the first quarter of 2005.  ISG and Ispat Inland are significant customers of CCI, accounting for fifty percent of CCI’s sales volume for the first nine months of 2004, and each receive shipments of iron ore products from Mesabi Trust lands.  CCI stated in its Form 10-Q filed October 28, 2004 that it currently does not expect the merger to affect its relationships with ISG and Ispat Inland for the foreseeable future.  The Trustees are unable to determine what, if any, impact the planned merger may have on royalties payable to the Trust in the current fiscal year and beyond.

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

2.          Operations of Northshore.  Because the primary portion of the Trust’s revenues derive from iron ore product shipped by Northshore from Silver Bay, Northshore’s processing and shipping activities directly impact the Trust’s revenues in each quarter and for each year.  In turn, a number of factors affect Northshore shipment volume.  These factors include, among others, the economic conditions in the iron ore industry, pricing by domestic and international competitors, long-term customer contracts or arrangements by Northshore or its competitors, availability of ore boats, production at Northshore’s mining operations, and production at the pelletizing/processing facility.  If any pelletizing line becomes idle for any reason, production and shipments (and, consequently, Trust income) could be adversely impacted.  In addition, as noted in CCI’s November 9, 2004 press release, the planned reactivation of a previously idled furnace at Northshore may be impacted by such factors as failure to obtain required environmental permits for or otherwise implement planned capital expansions, an inability to generate sufficient concentrate to support the reactivated furnace, an inability of the planned expansions to achieve expected additional production, and increases in the cost and length of time required to complete the capacity expansions.

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

4.          Increasing Prices.  As described elsewhere in this Report, the Trust receives a royalty bonus equal to a percentage of the gross proceeds of product shipped from Silver Bay and sold at prices above the Adjusted Threshold Price ($41.76 per ton for calendar year 2004).  Although Northshore was able to sell some product at prices higher than the Adjusted Threshold Price in 2004, the Trustees are unable to make projections as to whether Northshore will continue to be able to sell pellets at prices above the Adjusted Threshold Price, entitling the Trust to any future royalty bonus payments.

5.          Percentage of Mesabi Trust Ore.  As described elsewhere in this Report, Northshore has the ability to process and ship iron ore products from lands other than Mesabi Trust lands.  In certain circumstances, the Trust may be entitled to royalties on those other shipments, but not in all cases.  In general, the Trust will receive higher royalties (assuming all other factors are equal) if a higher percentage of shipments are from Mesabi Trust lands.  The percentages of shipments that came from Mesabi Trust lands were 95.5%, 97.5%, 99.2%, 99.8%, and 98.9% in calendar years 2003, 2002, 2001, 2000, and 1999, respectively.

6.          Uncertainty of Market Conditions in the Steel and Iron Ore Industry.   Although CCI reported in its Form 10-Q for its quarterly period ending September 30, 2004 that it experienced record third quarter iron ore pellet sales and is projecting an overall increase in total 2004 pellet sales (as compared to 2003), CCI cautioned in such Form 10-Q that significant risks and uncertainties may impact its forecast, including, but not limited to, changes in customer demand, an increase in steel imports, a decrease in iron ore production in North America due to global overcapacity of steel and uncertainty relating to customer restructuring and financial difficulty.  Furthermore, there exists consolidation and intense competition in the domestic steel market.

In light of the current steel industry environment, uncertainties arising from war and other global events, and the above-mentioned risks and factors, it is uncertain whether prices on domestic steel products will be maintained at these current relatively higher levels, and whether steel mills will be able to continue operating at capacity levels for the remainder of 2004 and beyond.  Furthermore, although overall there appears to have been an increase in the demand for domestic steel products over the last fiscal year, it is nevertheless uncertain whether this increase in demand will continue and the extent to which it will impact royalties paid to the Trust in fiscal year 2005 and beyond.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

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

•      Gordon, Hughes and Banks, LLP, which serves as the Trust’s independent accountants has delivered a report to the Trust concluding that based upon its review of the financial statements of the Trust for its quarter ended October 31, 2004 (the “Financial Statements”), it is not aware of any material modifications that should be made to the Financial Statements in order for the Financial Statements to be in conformity with generally accepted accounting principles.

•      Under the terms of the Agreement of Trust and the Amendment, the Trustees are entitled to, and in fact do, rely upon certain experts in good faith, including (i) the independent consultants with respect to monthly production and shipment reports, which include figures on crude ore production and iron ore pellet shipments and discussions concerning the condition and accuracy of the scales and plans regarding the development of the Trust’s mining property; and (ii) the independent auditors they have contracted with respect to reviews of financial data related to shipping and sales reports provided by Northshore.

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

Subsequent to the end of the Trust's last fiscal quarter and prior to the filing of this Form 10-Q, Eide Bailly LLP ("Eide Bailly") resigned as the Trust's independent accountants due to Eide Bailly’s de minimis involvement in the preparation of the Trust's financial statements. (See Item 5, "Other Information" below for more information.) The Trust has changed its internal control over financial reporting with respect to the preparation of its financial statements. Specifically, the Trustees engage a certified public accountant, other than its independent accountants, to prepare the Trust's financial statements.

PART II - OTHER INFORMATION

Item 1.       Legal Proceedings.

None.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.       Defaults Upon Senior Securities.

None.

Item 4.       Submission of Matters to a Vote of Security Holders.

None.

Item 5.       Other Information.

Effective December 15, 2004, Eide Bailly LLP (“Eide Bailly”) resigned as independent certified public accountants to Mesabi Trust (the “Trust”) due to Eide Bailly’s de minimis involvement in the preparation of the Trust’s financial statements.  On that same date, the Trust engaged Gordon, Hughes & Banks, LLP (“GHB”) to act as independent certified public accountants for the Trust for each of the quarters and year-to-date periods ended April 30, 2004, July 31, 2004 and October 31, 2004.  The decision to change accountants was unanimously made by the Trustees of the Trust.  The Trustees are in the process of evaluating public accounting firms to engage as the Trust’s independent certified public accountants for its fiscal year ending January 31, 2005.

The reports of Eide Bailly on the Trust’s financial statements for the past two fiscal years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the Trust’s two most recent fiscal years and during any subsequent interim periods preceding this change in accountants:

•

There have been no disagreements with Eide Bailly on any matter of accounting principles or practices, financial statement disclosure, auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Eide Bailly, would have caused it to make reference to the subject matter of the disagreements in connection with its report on the financial statements for such years.

•

There have been no “reportable events” as described in Item 304(a)(1)(v) of Regulation S-K under the Securities Act of 1933; and

•

Neither the Trust nor anyone on its behalf has consulted GHB regarding either the application of accounting principles to a specific transaction, whether completed or proposed, or the type of audit opinion that might be rendered on the Trust’s financial statements.

In connection with these events, the Trust will be filing today a Current Report on Form 8-K pursuant to Section 13 of the Securities Exchange Act of 1934.  The Trust has provided a copy of the disclosure on the Form 8-K to Eide Bailly and has requested that Eide Bailly furnish it with a letter addressed to the Securities and Exchange Commission stating whether Eide Bailly agrees with the above statements.  A copy of this letter, dated December 17, 2004, will be filed as an Exhibit to the Form 8-K.

The Trust was also advised by Eide Bailly on December 15, 2004 that the Independent Accountant’s Review Reports filed in conjunction with the Trust’s Quarterly Reports on Form 10-Q for each of the quarters ended April 30, 2004 and July 31, 2004 should no longer be relied upon as Eide Bailly was not “independent” due to its de minimis involvement in the preparation of the Trust’s financial statement for these two quarters.

Neither the Trustees nor Eide Bailly are aware of any inaccuracies or errors in the financial statements for the quarters ended April 30, 2004 and July 31, 2004, and therefore neither has concluded that such financial statements cannot be relied upon.  Rather, Eide Bailly’s review of such financial statements cannot be relied upon as being “independent” due to Eide Bailly’s de minimis involvement in their preparation.

The Trustees have discussed with Eide Bailly and GHB the above matters.  In connection with its engagement as independent accountants to the Trust for the first three quarters of its fiscal year ending January 31, 2005, GHB will be reviewing the financial statements for each of the quarters and year-to-date periods ended April 30, 2004 and July 31, 2004.  The Trust expects to file GHB’s Independent Accountant’s Review Reports as amendments to the respective Quarterly Reports on Form 10-Q for these two quarters once they have been provided by GHB.

The Trust has provided a copy of this disclosure to Eide Bailly and has requested that Eide Bailly furnish it with a letter addressed to the Securities and Exchange Commission stating whether Eide Bailly agrees with the above statements.  A copy of this letter, dated December 17, 2004, will be filed as an Exhibit to the Form 8-K.

Item 6.       Exhibits.

31            Certification of Corporate Trustee of Mesabi Trust pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32            Certification of Corporate Trustee of Mesabi Trust pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1         Report dated December 20, 2004 of Gordon, Hughes and Banks, LLP regarding its review of the un-audited interim financial statements of Mesabi Trust for its quarter ending October 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MESABI TRUST
(Registrant)

By:	DEUTSCHE BANK TRUST COMPANY AMERICAS
Corporate Trustee
Principal Administrative Officer and duly authorized signatory:*

Date: December 20, 2004	By:	/s/ Rodney Gaughan
Name: Rodney Gaughan
Title: Assistant Vice President

* There are no principal executive officers or principal financial officers of the registrant.