Form 10-Q/A
period 2004-04-30
MESABI TRUST
filed 2005-01-21
CIK 65172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

This Amendment on Form 10-Q/A (this “Amendment”) amends the Quarterly Report on Form 10-Q for Mesabi Trust’s quarter ended April 30, 2004 which was previously filed with the Securities and Exchange Commission on June 14, 2004.  This Amendment is made to reflect the independent review by the Trust’s independent accountants, Gordon, Hughes and Banks, LLP, of the condensed balance sheet of Mesabi Trust (the “Trust”) as of April 30, 2004, and the related condensed statements of income and cash flows for the three–month period then ended.

All references to Mesabi Trust’s independent accountants and Exhibit 99.1, the independent accountant’s review report, are amended herein.  No other changes are effected by this Amendment.  This Amendment does not reflect events occurring after the original filing date of the Quarterly Report on June 14, 2004.

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

•                  Gordon, Hughes and Banks, LLP, which serves as the Trust’s independent accountants, has delivered a report to the Trust concluding that based upon its review of the financial statements of the Trust for its quarter ended April 30, 2004 (the “Financial Statements”), it is not aware of any material modifications that should be made to the Financial Statements in order for the Financial Statements to be in conformity with generally accepted accounting principles.

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

None.

Item 3.                     Defaults Upon Senior Securities.

None.

Item 4.                     Submission of Matters to a Vote of Security Holders.

None.

Item 5.                     Other Information.

None.

Item 6.                     Exhibits and Reports on Form 8-K.

(a)                                  Exhibits.

31	Certification of Corporate Trustee of Mesabi Trust pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Corporate Trustee of Mesabi Trust pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Report of Gordon, Hughes and Banks, LLP regarding its review of the un-audited interim financial statements of Mesabi Trust for its quarter ending April 30, 2004.

(b)                                 Reports on Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MESABI TRUST
(Registrant)

By:	DEUTSCHE BANK TRUST COMPANY AMERICAS
Corporate Trustee
Principal Administrative Officer and duly authorized signatory:*

Date: January 21, 2005	By:	/s/ Rodney Gaughan
		Name:	Rodney Gaughan
		Title:	Assistant Vice President

* There are no principal executive officers or principal financial officers of the registrant.