Form 10-Q/A
period 2004-07-31
MESABI TRUST
filed 2005-01-21
CIK 65172

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

EXPLANATORY NOTE

This Amendment on Form 10-Q/A (this “Amendment”) amends the Quarterly Report on Form 10-Q for Mesabi Trust’s quarter ended July 31, 2004 which was previously filed with the Securities and Exchange Commission on September 14, 2004.  This Amendment is made to reflect the independent review by the Trust’s independent accountants, Gordon, Hughes and Banks, LLP, of the condensed balance sheet of Mesabi Trust (the “Trust”) as of July 31, 2004, and the related condensed statements of income for the three and six-month periods ended July 31, 2004, and the condensed statement of cash flows for the six-month period ended July 31, 2004.

All references to Mesabi Trust’s independent accountants and Exhibit 99.1, the independent accountant’s review report, are amended herein.  No other changes are effected by this Amendment.  This Amendment does not reflect events occurring after the original filing date of the Quarterly Report on September 14, 2004.

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