Form 10-K
period 2005-01-31
MESABI TRUST
filed 2005-04-14
CIK 65172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES   ☒     NO   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.       ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  YES   ☒   NO   ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average of the bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, that being July 30, 2004, was $107,059,282.*

The number of shares of beneficial interest outstanding as of March 18, 2005:  13,120,010 Units of Beneficial Interest

DOCUMENTS INCORPORATED BY REFERENCE

Certain items in Parts I and II incorporate information by reference from the Annual Report of the Trustees of Mesabi Trust to the Holders of Certificates of Beneficial Interest for the fiscal year ended January 31, 2005, which is annexed hereto and filed herewith as Exhibit 13.

*                 Includes approximately $204,816 representing the market value, as of July 30, 2004, of 25,100 Units of Beneficial Interest the beneficial ownership of which is disclaimed by affiliates (see Item 12 herein).

PART I

ITEM 1.                                                     BUSINESS.

(a)                                  General Development of Business.

The information under the headings “Trustees’ Discussion and Analysis of Financial Condition and Results of Operations,” “The Trust Estate,” “Leasehold Royalties,” and “Land Trust and Fee Royalties” set forth on pages 2, 15, 19, and 22, respectively, of the Annual Report of the Trustees of Mesabi Trust for the fiscal year ended January 31, 2005 (the “Annual Report”) is incorporated herein by reference.

(b)                                  Financial Information About Segments.

Substantially all of the revenue, operating profits and assets of Mesabi Trust (“Mesabi Trust” or the “Trust”) relate to one business segment—iron ore mining.  The information under the heading “Selected Financial Data” set forth on page 2 of the Annual Report is incorporated herein by reference.

(c)                                  Narrative Description of Business.

The information under the headings “Trustees’ Discussion and Analysis of Financial Condition and Results of Operations,” “The Trust Estate,” and “Leasehold Royalties” set forth on pages 2, 15, and 19, respectively, of the Annual Report is incorporated herein by reference.

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

ITEM 2.                                                     PROPERTIES.

The information under the heading “The Trust Estate” set forth on page 15 of the Annual Report is incorporated herein by reference.

ITEM 3.                                                     LEGAL PROCEEDINGS.

None.

ITEM 4.                                                     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.                  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The information under the headings “Reserves and Distributions” and “Certificates of Beneficial Interest” set forth on pages 23 and 24, respectively, of the Annual Report is incorporated herein by reference.

ITEM 6.                                                     SELECTED FINANCIAL DATA.

The information under the headings “Selected Financial Data” and “Reserves and Distributions” set forth on pages 2 and 23, respectively, of the Annual Report is incorporated herein by reference.

ITEM 7.                  TRUSTEES’ DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information under the headings “Trustees’ Discussion and Analysis of Financial Condition and Results of Operations,” “Leasehold Royalties,” “Income and Expense,” and “Reserves and Distributions” set forth on pages 2, 19, 23, and 24, respectively, of the Annual Report is incorporated herein by reference.

ITEM 7A.                                            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.                                                     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements, including the independent auditors’ reports thereon, filed as a part of this report, are presented on pages F-2 through F-14 and are incorporated herein by reference.

ITEM 9.                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Effective December 15, 2004, Eide Bailly LLP (“Eide Bailly”) resigned as independent certified public accountants to Mesabi Trust due to Eide Bailly’s de minimis involvement in the preparation of the Trust’s financial statements.  On that same date, the Trust engaged Gordon, Hughes & Banks, LLP (“GHB”) to act as independent certified public accountants for the Trust for each of the quarters and year-to-date periods ended April 30, 2004, July 31, 2004 and October 31, 2004.  The decision to change accountants was unanimously made by the Trustees of the Trust.  The Trustees subsequently engaged GHB as the Trust’s independent registered public accounting firm for its fiscal year ended January 31, 2005.

The Trust was also advised by Eide Bailly on December 15, 2004 that the Independent Accountant’s Review Reports filed in conjunction with the Trust’s Quarterly Reports on Form 10-Q for each of the quarters ended April 30, 2004 and July 31, 2004 should no longer be relied upon as Eide Bailly was not “independent” due to its de minimis involvement in the preparation of the Trust’s financial statement for these two quarters.  In connection with its engagement as independent accountants to the Trust for the first three quarters of its fiscal year ending January 31, 2005, GHB reviewed the financial statements for each of the quarters and year-to-date periods ended April 30, 2004 and July 31, 2004.  The Trust filed GHB’s Independent Accountant’s Review Reports as amendments to the respective Quarterly Reports on Form 10-Q for these two quarters on January 21, 2005.

In connection with these events, the Trust filed a Current Report on Form 8-K on December 20, 2004 pursuant to Section 13 of the Securities Exchange Act of 1934.

ITEM 9A.                                            CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.  The Trustees maintain disclosure controls and procedures designed to ensure that information required to be disclosed by the Trust in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and regulations of the Securities and Exchange Commission.  Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Trust is accumulated and communicated by Northshore Mining Company (“Northshore”), and consultants to the Trustees as appropriate, to allow timely decisions regarding required disclosure.

As part of their evaluation of the Trust’s disclosure controls and procedures, the Trustees rely on quarterly shipment and royalty calculations provided by Northshore.  Because Northshore has declined to support this information with a written certification attesting to whether Northshore has established disclosure controls and procedures and internal controls sufficient to enable it to verify that the information furnished to the Trustees is accurate and complete, the Trustees must rely on (a) a general certification from Northshore and Northshore’s parent, Cleveland-Cliffs, Inc (“CCI”), certifying as to the accuracy of the royalty calculations, and (b) CCI’s conclusions that its overall disclosure controls and procedures are effective.  In addition, the Trust’s consultants review the schedule of leasehold royalties payable and shipping and sales reports provided by Northshore against production and shipment reports prepared by the Eveleth Fee Office, Inc., an independent consultant to the Trust (“Eveleth Fee Office”). Eveleth Fee Office gathers production and shipping information from Northshore and prepares monthly production and shipment reports for the Trustees. Furthermore, as part of its engagement by the Trust, Eveleth Fee Office also attends Northshore’s calibration and testing of its crude ore scales and boat loader scales which are conducted on a periodic basis.

As of the end of the period covered by this report, the Trustees carried out an evaluation of the Trust’s disclosure controls and procedures.  The Trustees have concluded that such disclosure controls and procedures are effective.

Trustees’ Report on Internal Control over Financial Reporting.  The Trustees’ Report on Internal Control over Financial Reporting, along with the report of the Trust’s independent registered public accounting firm on its assessment of the Trust’s internal control over financial reporting, are set forth on pages F-1 and F-2, respectively, of the Annual Report.

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

PART III

ITEM 10.                                              DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

There are no directors or executive officers of the registrant.  The Agreement of Trust dated July 18, 1961 (the “Agreement of Trust”) provides for a Corporate Trustee and four Individual Trustees (collectively, the “Trustees”).  Generally, Trustees continue in office until their resignation or removal.  Any Trustee may be removed at any time, with or without cause, by the holders of two-thirds in interest of the Trust Certificates then outstanding.  In the case of an Individual Trustee, a successor is also appointed if the Individual Trustee dies, becomes incapable of acting or is adjudged bankrupt or insolvent.  In the case of the Corporate Trustee, a successor is also appointed if a receiver of the Corporate Trustee or of its property is appointed, or if any public officer takes charge or control of the Corporate Trustee or of its property or affairs for the purpose of rehabilitation, conservation or liquidation.  A successor is appointed by the holders of a majority in interest of the Trust Certificates then outstanding.  Because such appointments are not made on a regular or periodic basis, the Trust does not have a standing nominating committee or a policy in place for the recommendation and nomination of successor Trustees.

The present Trustees of Mesabi Trust and their respective ages, terms in office as Trustees, and business experience during the past five (5) years are set forth in the following table:

Name	Age	Trustee Since	Business Experience During Past Five Years

Deutsche Bank Trust Company Americas	N/A	1961	New York banking corporation.

David J. Hoffman	69	1977	Mining geologist; Until January 1988, President of Towne Mines Exploration Company, Inc., a privately-held mining corporation.

Richard G. Lareau	76	1990	Partner in the law firm of Oppenheimer Wolff & Donnelly LLP; Until September 2004, Director of Northern Technologies International Corporation.

Ira A. Marshall, Jr.	82	1976	Private investor and self-employed petroleum engineer; Until February 1986, Director and Vice President of New American Fund, Inc., a closed-end investment trust.

Norman F. Sprague III	57	1981	Private investor; Orthopedic surgeon.

There are no family relationships among any of the above persons.

The Trust’s activities are limited to collecting income, paying expenses and liabilities, distributing net income to the holders of Certificates of Beneficial Interest in the Trust (“Unitholders”) after the payment of, or provision for, such expenses and liabilities, and protecting and conserving the assets held.  As such, the Trust does not have an audit committee and therefore has not designated an “audit committee financial expert” for purposes of the Securities Exchange Act of 1934 and the rules promulgated thereunder.

To carry out the Trustees’ duties under the Agreement of Trust, the Trustees normally meet on a quarterly basis to discuss information and circumstances relevant to the Trust. In the third quarter of each year, the Trustees’ meeting is typically conducted in connection with the Trustees’ annual inspection trip in which they personally visit and tour Northshore’s mining operations and plant facilities located near Babbitt and in Silver Bay, Minnesota, respectively. The Trustees also meet with and interview Northshore personnel with respect to Northshore’s current operations, changes in operations, mining plans, capital equipment and facilities.  The Trustees also conduct telephone conferences from time to time between the quarterly meetings to address developments that require more timely attention.

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

Also pursuant to the Amendment, Deutsche Bank Trust Company Americas, as the Corporate Trustee, receives annual compensation in an amount equal to the greater of (i) $20,000, or such other amount determined in accordance with the adjustments described in the preceding paragraph, or (ii) one quarter of one percent (1/4 of 1%) of the Trust Moneys, exclusive of proceeds of sale of any part of the Trust Estate (as such terms are defined in the Agreement of Trust), received by the Trustees and distributed to Unitholders.

Additionally, each year the Corporate Trustee receives $62,500 (or more, if unanimously approved by the Individual Trustees) to cover clerical and administrative services to Mesabi Trust other than services customarily performed by a registrar or transfer agent.  In fiscal year 2004, the Trust paid the Corporate Trustee $62,500 for such services.

The following table sets forth the cash compensation paid to the Trustees through January 31, 2005, for services in all capacities as Trustees to the Trust during the fiscal year ended January 31, 2005.

CASH COMPENSATION TABLE

Name	Capacity in Which Served	Cash Compensation

Deutsche Bank Trust Company Americas	Corporate Trustee	$93,147.84
David J. Hoffman	Individual Trustee	$30,647.84
Richard G. Lareau	Individual Trustee	$30,647.84
Ira A. Marshall, Jr.	Individual Trustee	$30,647.84
Norman F. Sprague III	Individual Trustee	$30,647.84

*                 Does not include $15,612.42 of fees and disbursements paid to Deutsche Bank Trust Company Americas as registrar and transfer agent of the Units.

ITEM 12.                                              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND TRUSTEES.

The following table sets forth information concerning each person known to Mesabi Trust to own beneficially more than 5% of the Trust’s Units outstanding as of March 18, 2005.  Such information has been obtained from Mesabi Trust’s records and a review of statements filed with Mesabi Trust pursuant to Rule 13d-102 under the Securities Exchange Act of 1934, as amended, through March 18, 2005.

Name and Address of Beneficial Owner(s)	Amount of Beneficial Ownership of Units		Percent of Class

Tontine Capital Partners, L.P., a Delaware limited partnership, Tontine Capital Management, L.L.C., a Delaware limited liability company, and Jeffrey L. Gendell 55 Railroad Avenue, 3rd Floor Greenwich, Connecticut 06830	813,500	(1)	6.2%

(1)                                  According to a Schedule 13G dated January 10, 2005, filed by such persons, which indicates that such persons each have shared voting power and shared dispositive power with respect to such Units.  Tontine Capital Management, L.L.C. is the general partner of Tontine Capital Partners, L.P., the direct owner of the 813,500 Units reported.  Mr. Gendell is the Managing Member of Tontine Capital Management, L.L.C. and in that capacity directs its operations.

The table below sets forth information as to the Units of Beneficial Interest in Mesabi Trust beneficially owned as of March 18, 2005 by the Trustees individually and as a group.

Name	Amount of Beneficial Ownership of Units	Percent of Class

Deutsche Bank Trust Company Americas (1)	0	0%

David J. Hoffman (2)	38,100	Less than 1%

Richard G. Lareau (3)	24,000	Less than 1%

Ira A. Marshall, Jr. (4)	51,000	Less than 1%

Norman F. Sprague III	12,700	Less than 1%

All Trustees as a group	125,800	0.96%

(1)                                  Deutsche Bank Trust Company Americas previously held, on behalf of various customers, Units in so-called “directed” accounts.  Deutsche Bank Trust Company Americas no longer maintains such directed accounts and therefore does not beneficially own any Units.

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

ITEM 14.                                              PRINCIPAL ACCOUNTING FEES AND SERVICES.

As previously reported in a Current Report on Form 8-K filed December 20, 2004, Eide Bailly resigned as independent certified public accountants to the Trust effective December 15, 2004.  On that same date, the Trust engaged GHB to act as independent certified public accountants to the Trust for each of the quarters and year-to-date periods ended April 30, 2004, July 31, 2004 and October 31, 2004.  The Trust subsequently engaged GHB to act as independent certified public accountants to the Trust for its fiscal year ended January 31, 2005.  As a result of the change in accountants, the amounts disclosed below reflect fees paid to GHB, as the Trust’s independent registered public accounting firm for fiscal 2005, and to Eide Bailly, as the Trust’s certified public accountants for fiscal 2004.

(a)                                  Audit Fees.

The aggregate fees paid for professional services rendered by GHB for the audit of the Trust’s annual financial statements and review of the financial statements included in the Trust’s quarterly reports on Form 10-Q for fiscal 2005 were approximately $25,500, which amount excludes fees incurred by the Trust for professional services rendered by GHB after January 31, 2005 and not yet billed to the Trust for GHB’s review of the Trustees’ report on internal control over financial reporting included in the Annual Report.

The aggregate fees paid for professional services rendered by Eide Bailly for the audit of the Trust’s annual financial statements and review of the financial statements included in the Trust’s quarterly reports on Form 10-Q for fiscal 2004 were approximately $28,430, which amount excludes fees incurred by the Trust for professional services rendered by Eide Bailly after January 31, 2005 and not yet billed to the Trust for Eide Bailly’s non-audit accounting services.

(b)                                  Audit-Related Fees.

No fees were paid to GHB for assurance and related services that were reasonably related to the performance of the audit or review of the Trust’s financial statements for fiscal 2005.

The aggregate fees paid to Eide Bailly for assurance and related services that were reasonably related to the performance of the audit or review of the Trust’s financial statements, other than those described in item (a) above, for fiscal 2004 were approximately $6,500.  Such services included examining the schedule of leasehold royalties payable to Mesabi Trust as set forth in the Peters Lease and the Assignment of the Peters and Cloquet Leases, as amended June 12, 1989.

(c)                                  Tax Fees.

No fees were paid to GHB for tax compliance, tax advice and tax planning for Mesabi Trust for fiscal 2005.

The aggregate fees paid to Eide Bailly for tax compliance, tax advice and tax planning for Mesabi Trust for fiscal 2004 were approximately $2,350.  Such services included preparation of the tax memorandum to the Unitholders.

(d)                                  All Other Fees.

No other fees were paid to GHB for products and services provided to Mesabi Trust, other than those described in items (a) through (c) above, for fiscal 2005.

No other fees were paid to Eide Bailly for products and services provided to Mesabi Trust, other than those described in items (a) through (c) above, for fiscal 2004.

Before the independent auditor is engaged to perform audit and review services for the Trust, the Trustees approve the engagements.  All services described in paragraphs (b), (c) and (d) above were approved by the Trustees.

PART IV

ITEM 15.                                              EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) 1.  Financial Statements:

The following Financial Statements are incorporated in this Report by reference from the following pages of the Annual Report:

Independent Auditors’ Reports – pages F-2 through F-4

Balance Sheets as of January 31, 2005 and 2004 – page F-5

Statements of Income for the years ended January 31, 2005, 2004, and 2003 – page F-6

Statements of Unallocated Reserve and Trust Corpus for the years ended January 31, 2005, 2004, and 2003 – page F-7

Statements of Cash Flows for the years ended January 31, 2005, 2004, and 2003 – page F-8

Notes to Financial Statements – pages F-9 through F-14

3.                                      Exhibits:

Item No.	Item	Filing Method

3	Agreement of Trust dated as of July 18, 1961	Incorporated by reference from Exhibit 3 to Mesabi Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 1987.

3(a)	Amendment to the Agreement of Trust dated as of October 25, 1982	Incorporated by reference from Exhibit 3(a) to Mesabi Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 1988.

4	Instruments defining the rights of Trust Certificate Holders	Incorporated by reference from Exhibit 4 to Mesabi Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 1987.

10(a)	Peters Lease	Incorporated by reference from Exhibits 10(a) - 10(d) to Mesabi Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 1987.

10(b)	Amendment of Assignment of Peters Lease	Incorporated by reference from Exhibits 10(a) - 10(d) to Mesabi Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 1987.

10(c)	Cloquet Lease	Incorporated by reference from Exhibits 10(a) - 10(d) to Mesabi Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 1987.

10(d)	Assignment of Cloquet Lease	Incorporated by reference from Exhibits 10(a) - 10(d) to Mesabi Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 1987.

10(e)	Modification of Lease and Consent to Assignment dated as of October 22,	Incorporated by reference from Exhibit 10(e) to Mesabi Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 1988.
1982

10(f)	Amendment of Assignment, Assumption and Further Assignment	Incorporated by reference from Exhibit A to Mesabi Trust’s Report on Form 8-K dated August 17, 1989.
of Peters Lease

10(g)	Amendment of Assignment, Assumption and Further Assignments of Cloquet	Incorporated by reference from Exhibit B to Mesabi Trust’s Report on Form 8-K dated August 17, 1989.
Lease

10(h)	Summary Description of Trustees’	Filed herewith.
Compensation

13	Annual Report of the Trustees of Mesabi Trust for the fiscal year ended January 31,	Filed herewith.
2005

14	Trustees Code of Ethics	Incorporated by reference from Exhibit 13 to Mesabi Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004.

31	Certification of Corporate Trustee of Mesabi Trust pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the	Filed herewith.
Sarbanes-Oxley Act of 2002

32	Certification of Corporate Trustee of Mesabi Trust pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of	Filed herewith.
2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 13, 2005

MESABI TRUST

By:	DEUTSCHE BANK TRUST COMPANY
AMERICAS
Corporate Trustee

By:	/s/ Rodney Gaughan
Rodney Gaughan
Assistant Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Rodney Gaughan	April 13, 2005
Rodney Gaughan
Assistant Vice President
Deutsche Bank Trust Company Americas

/s/ David J. Hoffman	April 13, 2005
David J. Hoffman
Individual Trustee

/s/ Richard G. Lareau	April 13, 2005
Richard G. Lareau
Individual Trustee

/s/ Ira A. Marshall, Jr.	April 13, 2005
Ira A. Marshall, Jr.
Individual Trustee

/s/ Norman F. Sprague III	April 13, 2005
Norman F. Sprague III
Individual Trustee