Form 10-Q
period 2005-04-30
MESABI TRUST
filed 2005-06-07
CIK 65172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2005

or

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                  to

Commission File Number:  1-4488

MESABI TRUST

(Exact name of registrant as specified in its charter)

New York	13-6022277
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Deutsche Bank Trust Company Americas Trust & Securities Services - GDS 60 Wall Street 27th Floor New York, New York	10005
(Address of principal executive offices)	(Zip code)

(615) 835-2749

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒  No  ☐

As of June 6, 2005, there were 13,120,010 Units of Beneficial Interest in Mesabi Trust outstanding.

PART I - FINANCIAL INFORMATION

Item 1.                     Financial Statements.  (Note 1)

	Three Months Ended April 30,
	2005	2004

A. Condensed Statements of Income

Revenues
Royalty income	$2,343,447	$927,207
Interest income	10,638	10,502
	2,354,085	937,709

Expenses	218,922	101,742

Net income	$2,135,163	$835,967

Number of units outstanding	13,120,010	13,120,010

Net income per unit (Note 2)	$0.1627	$0.0637

Distributions declared per unit	$0.33	$0.05

See Notes to Financial Statements.

	April 30, 2005	January 31, 2005

B. Condensed Balance Sheets

Assets

Cash	$4,519,978	$3,970,870

U.S. Government securities, at amortized cost (which approximates market)	648,193	748,193

Accrued income receivable	1,393,076	3,519,923
Prepaid expenses	32,837	13,346
	6,594,084	8,252,332

Fixed property, including intangibles, at nominal values

Amended Assignment of Peters Lease	1	1

Assignment of Cloquet Lease	1	1

Certificate of beneficial interest for 13,120,010 units of land trust	1	1
	3	3

	$6,594,087	$8,252,335

Liabilities, Unallocated Reserve and Trust Corpus

Liabilities
Distribution payable	$4,329,603	$3,870,403
Accrued expenses	135,159	58,166
	4,464,762	3,928,569

Unallocated Reserve (Note 3)	2,129,322	4,323,763
Trust Corpus	3	3

	$6,594,087	$8,252,335

See Notes to Financial Statements.

	Three Months Ended April 30,
	2005	2004

C. Condensed Statements of Cash Flows

Cash flows from operating activities
Royalties received	$4,462,976	$693,349
Interest received	17,955	19,989
Expenses paid	(161,419)	(139,417)

Net cash provided by operating activities	4,319,512	573,921

Cash flows from investing activities
Maturities of U.S. Government Securities	4,009,083	4,174,886
Purchases of U.S. Government Securities	(3,909,083)	(99,973)

Net cash provided by (used for) investing activities	100,000	4,074,913

Cash flow from financing activity
Distributions to Unitholders	(3,870,404)	(3,936,003)

Net change in cash	549,108	712,831

Cash, beginning of year	3,970,870	98,692

Cash, end of quarter	$4,519,978	$811,523

Reconciliation of net income to net cash provided by operating activities

Net income	$2,135,163	$835,967
(Increase) Decrease in accrued income receivable	2,126,847	(224,370)
(Increase) Decrease in prepaid insurance	(19,491)	(18,494)
Increase (Decrease) in accrued expenses	76,993	(19,182)

Net cash provided by operating activities	$4,319,512	$573,921

See Notes to Financial Statements.

MESABI TRUST

Note 1.                                  The accompanying condensed financial statements have been prepared without audit (except for the balance sheet at January 31, 2005) in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of the Trustees, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the accompanying financial information, have been made.

Note 2.                                  Earnings per unit are based on weighted average number of units outstanding during the period (13,120,010 units).

Note 3.                                  The Trustees have determined that the Unallocated Reserve should be maintained at a prudent level, usually within the range of $500,000 to $1,000,000, to meet present or future liabilities of the Trust.  Accordingly, although the actual amount of the Unallocated Reserve will fluctuate from time to time, and may increase or decrease from its current level, it is currently intended that future distributions will be highly dependent upon royalty income as it is received quarterly and the level of Trust expenses that the Trustees anticipate occurring in subsequent quarters.  The Trustees determine the level of distributions on a quarterly basis after receiving notification from Northshore Mining Company as to the amount of royalty income that will be received and after determination of any known or anticipated expenses, liabilities and obligations of the Trust.  At April 30, 2005, the Unallocated Reserve was represented by $736,246 in unallocated cash and U.S. Government securities, and $1,393,076 of accrued revenue primarily representing royalties not yet received by the Trust but anticipated to be received in July 2005 from Northshore Mining Company as part of the royalty due with respect to the first fiscal quarter, based upon reported lessee shipping activity for the month of April 2005.

Item 2.           Trustees’ Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Information

Certain statements contained in this document are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including specifically those statements estimating calendar year 2005 production or shipments and comments related to the commencement of construction and opening of additional plants in 2005 and beyond.  All such forward-looking statements are based on input from Northshore Mining Company (“Northshore”), which is the lessee/operator and a wholly-owned subsidiary of Cleveland-Cliffs Inc (“CCI”), and published announcements of CCI.  The Trust has no control over the operations or activities of Northshore, nor any influence on the decision of whether Northshore’s facilities would be used to supply CCI’s demonstration or commercial nugget modules (presently in the planning stages), except within the framework of current agreements.  Actual results could differ materially from those indicated in such statements.  Important factors that could cause actual results to differ materially include those listed below under the heading “Important Factors Affecting Mesabi Trust”.

Background

Mesabi Trust (“Mesabi Trust” or the “Trust”), formed pursuant to an Agreement of Trust dated July 18, 1961 (the “Agreement of Trust”), is a trust organized under the laws of the State of New York.  The Agreement of Trust specifically prohibits the Trustees from entering into or engaging in any business.  This prohibition applies even to business activities the Trustees deem necessary or proper for the preservation and protection of the Trust Estate.  Accordingly, the Trustees’ activities in connection with the administration of Trust assets are limited to collecting income, paying expenses and liabilities, distributing net income to the holders of Certificates of Beneficial Interest in the Trust (“Unitholders”) after the payment of, or provision for, such expenses and liabilities, and protecting and conserving the assets held.  The Trustees do not intend to expand their responsibilities beyond those permitted or required by the Agreement of Trust, the Amendment to the Agreement of Trust dated October 25, 1982 (the “Amendment”), and those required under applicable law.

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

•                                          Royalty bonuses are earned when iron ore products shipped from Silver Bay are sold at prices above a threshold price.  The royalty bonus is a percentage of the gross proceeds of product shipped from Silver Bay and sold at prices above a threshold price.  The threshold price is adjusted (but not below $30.00) on an annual basis for inflation and deflation (the “Adjusted Threshold Price”).  The Adjusted Threshold Price was $41.13 for calendar year 2003, $41.76 for calendar year 2004, and is $42.89 for calendar year

2005.  The royalty bonus percentage ranges from 1/2 of 1% of the gross proceeds (on all tonnage shipped for sale at prices between the Adjusted Threshold Price and $2.00 above the Adjusted Threshold Price) to 3% of the gross proceeds (on all tonnage shipped for sale at prices $10.00 or more above the Adjusted Threshold Price).  During the calendar quarter ended March 31, 2005, Northshore paid a royalty bonus of $842,730 to the Trust.  The Trust also received $1,829,170 of royalty bonuses during the first quarter of fiscal year 2006 that were earned during fiscal year 2005.  Prior to fiscal year 2005, the Trust had not received a royalty bonus for several years. (See the section entitled “Royalty Comparisons” below for more information.)

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

•                                          Minimum advance royalties:  Generally, Northshore’s obligation to pay base overriding royalties and royalty bonuses with respect to the sale of iron ore products accrues upon the shipment of those products from Silver Bay.  However, regardless of whether any shipment has occurred, Northshore is obligated to pay to Mesabi Trust a minimum advance royalty.  Each year, the amount of the minimum advance royalty is adjusted (but not below $500,000 per annum) for inflation and deflation.  The advance royalty was $685,630 for calendar year 2003, $696,161 for calendar year 2004, and is $714,988 for calendar year 2005.  Until overriding royalties (and royalty bonuses, if any) for a particular year equal or exceed the minimum advance royalty for the year, Northshore must make quarterly payments of up to 25% of the minimum advance royalty for the year.  Because advance minimum royalties are essentially prepayments of base overriding royalties and royalty bonuses earned each year, any advance minimum royalties paid in a fiscal quarter are recouped by credits against base overriding royalties and royalty bonuses earned in later fiscal quarters during the year.  Over the past two years, the base overriding royalties (and, where applicable, royalty bonuses) earned in each fiscal quarter have exceeded the applicable minimum advance royalty amount and thus no minimum advance royalties have been necessary.

Northshore is obligated to make quarterly royalty payments in January, April, July and October of each year.  In the case of base overriding royalties and royalty bonuses, these quarterly royalty payments are to be made whether or not the related proceeds of sale have been received by Northshore by the time such payments become due.

Under the relevant documents, Northshore may mine and ship iron ore products from lands other than Mesabi Trust lands.  Northshore alone determines whether to mine off of Trust and/or such other lands, based on its current mining and engineering plan.  The Trustees do not exert any influence over mining operational decisions.  To encourage the use of iron ore products from Mesabi Trust lands, Mesabi Trust receives royalties on stated percentages of iron ore shipped from Silver Bay, whether or not the iron ore products are from Mesabi Trust lands.  Mesabi Trust receives royalties at the greater of (i) the aggregate quantity of iron ore products shipped that were from Mesabi Trust lands, and (ii) a portion of the aggregate quantity of all iron ore products shipped that were from any lands, such portion being 90% of the first four million tons shipped during such year, 85% of the next two million tons shipped during such year, and 25% of all tonnage shipped during such year in excess of six million tons.

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

Results of Operations

As shown in the table below, production of iron ore pellets at Northshore from Mesabi Trust lands during the fiscal quarter ended April 30, 2005 totaled approximately 1.16 million tons, and actual shipments over the same period totaled approximately .54 million tons.  By comparison, actual pellet production for the comparable prior period approximated 1.21 million tons, and actual shipments approximated .74 million tons.

Fiscal Quarter Ended	Pellets Produced from Trust Lands	Shipments from Trust Lands
April 30, 2005	1,155,935	537,942
April 30, 2004	1,208,405	735,385

The slight decreases in production and shipments from Trust lands are attributable to Northshore’s mining activity on lands owned by parties other than the Trust during the fiscal quarter ended April 30, 2005.  During the comparable prior period, all production and shipments were attributed to Mesabi Trust lands.

Despite the decreased production and shipments, total royalty income for the quarter increased by approximately 153% over the comparable prior period, primarily due to royalty bonuses and increased pellet pricing.

Comparison of Three Months Ended April 30, 2005 and April 30, 2004

Net income for the quarter ended April 30, 2005 was $2,135,163, an increase of approximately 155% over the quarter ended April 30, 2004.  This increase was primarily due to the receipt of royalty bonuses during the quarter and increases in pellet prices, as compared to the comparable prior period.  Expenses increased from the comparable prior period, primarily due to increases in general and administrative expenses.  Following is a summary of results for the three months ended April 30, 2005 and April 30, 2004, respectively.

	Three Months Ended April 30,
	2005	2004
Total royalty income	$2,343,447	$927,207
Interest income	10,638	10,502
Gross income	$2,354,085	$937,709

Expenses	218,922	101,742
Net income	$2,135,163	$835,967

Unallocated Reserve

Unallocated Reserve as of April 30, 2005 was $2,129,322, an increase of 34% over the Unallocated Reserve as of April 30, 2004.  The increase is primarily due to royalty revenue that was accrued for on the Trust’s balance sheet at the end of the fiscal quarter, but not yet paid to the Trust (expected in late July 2005).  The increased royalty revenue accrual is reflected as Accrued Income Receivable on the balance sheet at April 30, 2005, which the Trustees anticipate will be distributed, after providing for expenses and reserves, during the quarter in which it is received.

The Trustees have determined that the Unallocated Reserve should be maintained at a prudent level, usually within the range of $500,000 to $1,000,000.  Accordingly, although the actual amount of the Unallocated Reserve will fluctuate from time to time, and may increase or decrease from its current level, it is currently intended that future distributions will be highly dependent upon royalty income as it is received and the level of Trust expenses.  The amount of future royalty income available for distribution will be subject to the volume of iron ore product shipments and the dollar level of sales by Northshore.  Shipping activity is greatly reduced during the winter months and economic conditions, particularly those affecting the steel industry, may adversely affect the amount and timing of such future shipments and sales.

The Trustees will continue to monitor the economic circumstances of the Trust to strike a responsible balance between distributions to Unitholders and the need to maintain adequate reserves at a prudent level, given the unpredictable nature of the iron ore industry, the Trust’s dependence on the actions of the lessee/operator, and the fact that the Trust essentially has no other liquid assets.  Following is a comparison of Unallocated Reserve over the past year.

	As of April 30,
	2005	2004
Unallocated Reserve	$2,129,322	$1,588,551

Royalty Comparisons

Royalties received in April 2005 included a royalty bonus payment, reflecting prices of pellets shipped that exceeded the current Adjusted Threshold Price of $42.89 per ton.  No such royalty bonus payment was received in the comparable prior period.  The following chart summarizes Mesabi Trust’s royalty income for the three months ended April 30, 2005 and April 30, 2004, respectively:

	Three Months Ended April 30,
	2005	2004
Base overriding royalties	$925,016	$829,941
Bonus royalties	1,323,270	0
Minimum advance royalty paid (recouped)	0	0
Fee royalties	95,161	97,266
Total royalty income	$2,343,447	$927,207

Current Developments

General.  CCI indicated in its Form 10-Q filed April 29, 2005 that production for the first three months of 2005 for Northshore was 1.2 million tons of iron ore pellets, unchanged from the first three months of 2004.  CCI forecasts Northshore production at 4.9 million tons of iron ore pellets (using iron ore mined both from Mesabi Trust lands and from other than Mesabi Trust lands) for calendar year 2005, which represents a decrease of the previously reported estimate of 5.2 million tons.  (See the following section, “Capacity Expansions,” for further discussion of CCI’s revised production estimate.)

Northshore has not provided the Trust with an estimate for total calendar year 2005 shipments of iron ore pellets.  (See description of the uncertainty of market conditions in the iron ore and steel industry under “Important Factors Affecting Mesabi Trust” below.)  During calendar years 2004, 2003, 2002, 2001, and 2000, the percentage of shipments of iron ore products from Mesabi Trust lands was approximately 92.0%, 95.5%, 97.5%, 99.2%, and 99.8%, respectively, of total shipments.  Northshore has not advised the Trustees as to the percentage of iron ore products from Mesabi Trust lands it anticipates shipping in calendar year 2005.

Capacity Expansions.  In an April 27, 2005 press release, CCI announced that the 800,000-ton capacity expansion at Northshore will be finalized several months later than previously projected, due to delays associated with required permitting.  The additional capacity is now expected to be brought online near year-end.  While CCI has adjusted its production forecast for Northshore downward by 300,000 tons to reflect this delay, the April 27, 2005 press release stated that projected 2005 pellet sales have not changed.  At this time the Trustees are unable to make any projections as to the extent to which CCI’s planned capacity expansions and the delay in such expansions may impact future royalties payable to the Trust.

Mesabi Nugget Project.  CCI is participating in the Mesabi Nugget Project with Kobe Steel, Ltd. (“Kobe Steel”), Steel Dynamics, Inc., Ferrometrics, Inc. and the State of Minnesota.  The project’s objective is to develop and apply a new iron making technology (Kobe Steel’s Itmk3 process) for converting iron ore into nearly pure iron nugget form.  CCI has indicated that if the Mesabi Nugget Project successfully achieves commercialization, iron nuggets from this new process would be used as an alternative to steel scrap as a raw material for electric steel furnaces and blast furnaces, basic oxygen furnaces of integrated steel producers or as feed stock for the foundry industry.

A pilot plant to test the Itmk3 process was constructed at the Northshore facility and operated through August 3, 2004.  CCI stated in its Form 10-K filed February 22, 2005 that the third operating phase of the pilot plant test confirmed the commercial viability of the Itmk3 technology, and that four electric furnace producers and one foundry had used the nugget product with favorable results.

In its Form 10-Q filed April 29, 2005, CCI stated that preliminary construction engineering and environmental permitting activities have been initiated for two potential commercial plant locations (one in Butler, Indiana and the other at CCI’s Cliffs Erie facility in Hoyt Lakes, Minnesota), and that earliest environmental approval was expected in the first half of 2005.  CCI further stated in its Form 10-Q that a non-binding term sheet for a commercial plant was executed in March 2005 and a decision to proceed with construction engineering was made in April.  CCI added that it would be the supplier of iron ore and have a minority interest in the first commercial plant.

CCI previously announced in a September 9, 2004 press release that any future Minnesota construction of commercial nugget modules would be at CCI’s Cliffs Erie facility, and added that Northshore would be capable of supplying iron concentrates to the initial iron nugget demonstration plant expected at Cliffs Erie, as well as subsequent commercial modules.  CCI’s chief executive officer stated

in CCI’s October 28, 2004 earnings conference call that no decision had been made as to which of the two locations would be used for the first nugget plant, but in either case that plant would be supplied with concentrate from Northshore.

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

Iron Ore Pricing Increases and Adjustments.  During the course of its fiscal year some portion of the royalties paid to Mesabi Trust will be based on estimated prices for iron ore products sold under certain term contracts between Northshore, CCI and certain of their customers (the “CCI Pellet Agreements”).  Mesabi Trust is not a party to the CCI Pellet Agreements.  These prices are subject to interim and final pricing adjustments, which can be positive or negative, and which adjustments are dependent in part on multiple price and inflation index factors that are not known until after the end of a contract year. This can result in significant and frequent variations in royalties received by Mesabi Trust (and in turn the resulting amount available for distribution to Unitholders by the Trust) from quarter to quarter and on a comparative historical basis, and these variations, which can be positive or negative, cannot be predicted by Mesabi Trust.

Under the CCI Pellet Agreements, upward price adjustments were made during the first three months of calendar 2005 to iron ore shipped by Northshore to customers from Silver Bay during 2003 and 2004 due to increased pricing.  The pricing adjustments in turn resulted in increased royalty revenue to the Mesabi Trust, which were reflected in the Accrued Income Receivable on the Mesabi Trust balance sheet as of January 31, 2005.  The Mesabi Trustees are not able to predict whether adjustments in the future, if any, will be upward or downward.

In a press release dated April 7, 2005, CCI cited international iron ore pellet pricing increases and announced that the estimated effect of such increases will result in increased CCI sales revenues.  CCI further stated that it will realize an increase in pricing representing a combination of known contractual base price increases, lag year adjustments, and capped pricing on one of its contracts.  The increased demand for iron ore is attributed primarily to economic growth in China, where iron ore imports have more than tripled since 2000, according to published reports.  CCI reported in its Form 10-Q filed April 29, 2005 that it experienced increased sales prices, primarily due to the effect on CCI’s term sales contract price adjustment factors of an approximate 86% increase in international pellet pricing, higher steel pricing, higher price index factors and other known contractual increases.

Because the shipments of iron ore products using iron ore mined from Mesabi Trust lands represent only a fraction of CCI’s overall sales and because Mesabi Trust is not party to the CCI Pellet Agreements, while this news indicates that the trend of prices realized by CCI appears higher, the actual impact on royalties (and ultimately distributions by Mesabi Trust) cannot be estimated.

The Trustees cannot project whether iron ore prices will continue to increase or any potential impact on future royalties payable to the Trust.

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

Important Factors Affecting Mesabi Trust

The Agreement of Trust specifically prohibits the Trustees from entering into or engaging in any business.  This prohibition seemingly applies even to business activities the Trustees deem necessary or proper for the preservation and protection of the Trust Estate (as such term is defined below).  Accordingly, the Trustees’ activities in connection with the administration of Trust assets are limited to collecting income, paying expenses and liabilities, distributing net income to the Trust’s Unitholders after the payment of, or provision for, such expenses and liabilities, and protecting and conserving the assets held.

Accordingly, the income of the Trust is highly dependent upon the activities and operations of Northshore, and the terms and conditions of the leases and assignments of leases between the Trust and Northshore.  The Trust and the Trustees have no control over the operations and activities of Northshore, except within the framework of these agreements.  Northshore alone controls (i) historical operating data, including iron ore production volumes, marketing of iron ore products, operating and capital expenditures as they relate to Northshore, environmental and other liabilities and the effects of regulatory changes; (ii) plans for Northshore’s future operating and capital expenditures; (iii) geological data relating to reserves and (iv) projected production of iron ore products.  Northshore alone determines whether to mine off Trust and/or state lands, based on its current mining and engineering plan.  The Trustees do not exert any influence over mining operational decisions, nor do the Trustees provide any input regarding the ore reserve estimate reported by CCI.  While the Trustees request material information for use in periodic reports as part of their evaluation of the Trust’s disclosure controls and procedures, the Trustees do not control this information and they rely on Northshore to provide accurate and timely information for use in the Trust’s reports filed with the SEC.

Additionally, as permitted by the terms of the Agreement of Trust and the Amendment, the Trustees are entitled to, and in fact do rely, upon certain experts in good faith, including (i) the independent consultants with respect to monthly production and shipment reports, which include figures on crude ore production and iron ore pellet shipments, and discussions concerning the condition and accuracy of the scales and plans regarding the development of the Trust’s mining property; and (ii) the accounting firm they have contracted with for non-audit services, including reviews of financial data related to shipping and sales reports provided by Northshore and a review of the schedule of leasehold royalties payable to the Trust.

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

2.                                       Operations of Northshore.  Because the primary portion of the Trust’s revenues derive from iron ore product shipped by Northshore from Silver Bay, Northshore’s processing and shipping activities directly impact the Trust’s revenues in each quarter and for each year.  In turn, a number of factors affect Northshore’s shipment volume.  These factors include, among others, the economic conditions in the iron ore industry, pricing by domestic and international competitors, long-term customer contracts or arrangements by Northshore or its competitors, availability of ore boats, production at Northshore’s mining operations, and production at the pelletizing/processing facility.  If any pelletizing line becomes idle for any reason, production and shipments (and, consequently, Trust income) could be adversely impacted.  In addition, as noted in CCI’s Form 10-Q filed April 29, 2005, the planned reactivation of a previously idled furnace at Northshore may be impacted by such factors as an inability of the planned expansions to achieve expected additional production, and increases in the cost and length of time required to complete the capacity expansions.

3.                                       Future Royalties.  As described elsewhere in this Report, the royalty percentage paid to the Trust increases as the aggregate tonnage of iron ore products shipped, attributable to the Trust, in any calendar year increases past each of the first four one-million ton volume thresholds.  Assuming a consistent sales price per ton throughout a calendar year, shipments of iron ore product attributable to the Trust later in the year generate a higher royalty to the Trust, as total shipments for the year exceed increasing levels of royalty percentages and pass each of the first four one-million ton volume thresholds.

Royalties increased in fiscal 2005 primarily due to increased royalty revenue recognized at the end of fiscal 2005 resulting from contract pricing adjustments of pellets shipped during 2003 and 2004 pursuant to the CCI Pellet Agreements. Mesabi Trust is not party to these agreements. The Trustees cannot predict with certainty whether any pricing adjustments under these agreements will or will not occur in the future, or if there are pricing adjustments, whether they will be positive or negative. In either case, these price adjustments will impact future royalties received by the Trust that become available for distribution to Unitholders.

4.                                       Future Prices.  As described elsewhere in this Report, the Trust receives a royalty bonus equal to a percentage of the gross proceeds of iron ore products (mined from Mesabi Trust lands) shipped from Silver Bay and sold at prices above the Adjusted Threshold Price ($42.89 per ton for calendar year 2005).  Although Northshore was able to sell some product at prices higher than the Adjusted Threshold Price during the first calendar quarter, the Trustees are unable to make projections as to whether Northshore will continue to be able to sell pellets at prices above the Adjusted Threshold Price, entitling the Trust to any future royalty bonus payments.  Furthermore, as noted above, there is no assurance that there will be any additional positive price adjustments under the CCI Pellet Agreements in the future, and it is possible that negative adjustments under those agreements can also occur.

5.                                       Percentage of Mesabi Trust Ore.  As described elsewhere in this Report, Northshore has the ability to process and ship iron ore products from lands other than Mesabi Trust lands.  In certain circumstances, the Trust may be entitled to royalties on those other shipments, but not in all cases.

In general, the Trust will receive higher royalties (assuming all other factors are equal) if a higher percentage of shipments are from Mesabi Trust lands.  The percentages of shipments that came from Mesabi Trust lands were 92.0%, 95.5%, 97.5%, 99.2%, and 99.8%, in calendar years 2004, 2003, 2002, 2001, and 2000, respectively.

6.                                       Uncertainty of Market Conditions in the Steel and Iron Ore Industry.  CCI reported in its Form 10-Q for its fiscal quarter ending March 31, 2005 that, while there is uncertainty regarding the pellet requirements of its customers, CCI is projecting that 2005 North American pellet sales and production will exceed that of 2004.  However, CCI cautioned in its Form 10-Q that significant risks and uncertainties may impact its forecast, including, but not limited to, a decrease in steel production caused by global overcapacity of steel, an increase in steel imports into the United States, cyclicality in the steel market, fluctuations in international pricing for iron ore, and customer or potential customer restructuring and financial difficulty (which could result in reduced production capacity over time).  Furthermore, there still exists uncertainty, consolidation and restructuring in the domestic steel market.

In light of the current steel industry environment, uncertainties arising from war and other global events, and the above-mentioned risks and factors, it is uncertain whether prices on domestic steel products will be maintained at current levels, and whether steel mills will be able to operate at capacity levels in 2005 and beyond.  Furthermore, it is uncertain whether the demand for domestic steel products will continue at current levels and the extent to which it will impact royalties paid to the Trust in fiscal year 2006 and beyond.

Critical Accounting Policies

This “Trustees’ Discussion and Analysis of Financial Condition and Results of Operations” is based upon the Trust’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires the Trustees to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  These estimates form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  The Trustees base their estimates and judgments on historical experience and on various other assumptions that the Trustees believe are reasonable under the circumstances.  However, future events are subject to change and the best estimates and judgments may require adjustment.

Critical accounting policies are those that have meaningful impact on the reporting of the Trust’s financial condition and results, and that require significant management judgment and estimates.  The Trustees have determined that there are no critical accounting policies.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.  The Trustees maintain disclosure controls and procedures designed to ensure that information required to be disclosed by the Trust in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and regulations of the Securities and Exchange Commission.  Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Trust is accumulated and communicated by Northshore, and consultants to the Trustees as appropriate, to allow timely decisions regarding required disclosure.

As part of their evaluation of the Trust’s disclosure controls and procedures, the Trustees rely on quarterly shipment and royalty calculations provided by Northshore.  Because Northshore has declined to support this information with a written certification attesting to whether Northshore has established disclosure controls and procedures and internal controls sufficient to enable it to verify that the information furnished to the Trustees is accurate and complete, the Trustees must rely on (a) a general certification from Northshore and Northshore’s parent, CCI, certifying as to the accuracy of the royalty calculations, and (b) CCI’s conclusions that its overall disclosure controls and procedures are effective.  In addition, the Trust’s consultants review the schedule of leasehold royalties payable and shipping and sales reports provided by Northshore against production and shipment reports prepared by the Eveleth Fee Office, Inc., an independent consultant to the Trust (“Eveleth Fee Office”). Eveleth Fee Office gathers production and shipping information from Northshore and prepares monthly production and shipment reports for the Trustees. Furthermore, as part of its engagement by the Trust, Eveleth Fee Office also attends Northshore’s calibration and testing of its crude ore scales and boat loader scales which are conducted on a periodic basis.

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

99.1                      Report dated May 23, 2005 of Gordon, Hughes and Banks, LLP regarding its review of the un-audited interim financial statements of Mesabi Trust for its quarter ending April 30, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MESABI TRUST
(Registrant)

	By:	DEUTSCHE BANK TRUST COMPANY AMERICAS
Corporate Trustee
Principal Administrative Officer and duly authorized signatory:*

Date: June 7, 2005	By:	/s/ Rodney Gaughan
Name: Rodney Gaughan
Title: Assistant Vice President

* There are no principal executive officers or principal financial officers of the registrant.