Form 10-Q
period 2005-07-31
MESABI TRUST
filed 2005-09-09
CIK 65172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2005

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

As of September 7, 2005, there were 13,120,010 Units of Beneficial Interest in Mesabi Trust outstanding.

PART I - FINANCIAL INFORMATION

Item 1.                     Financial Statements.  (Note 1)

A.            Condensed Statements of Income

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2005	2004	2005	2004

Revenues
Royalty income	$5,541,043	$2,673,989	$7,884,491	$3,601,195
Interest income	12,410	9,806	23,047	20,309
	5,553,453	2,683,795	7,907,538	3,621,504

Expenses	145,972	179,737	364,895	281,479

Net income	$5,407,481	$2,504,058	$7,542,643	$3,340,025

Number of units outstanding	13,120,010	13,120,010	13,120,010	13,120,010

Net income per unit (Note 2)	$0.412155	$0.190858	$0.574896	$0.254575

Distributions declared per unit	$0.370	$0.175	$0.700	$0.225

See Notes to Financial Statements.

B.            Condensed Balance Sheets

	July 31, 2005	January 31, 2005

Assets

Cash	$5,139,998	$3,970,870

U.S. Government securities, at amortized cost (which approximates market)	648,193	748,193

Accrued income receivable	1,801,553	3,519,923
Prepaid expenses	18,108	13,346
	7,607,852	8,252,332

Fixed property, including intangibles, at nominal values

Amended Assignment of Peters Lease	1	1

Assignment of Cloquet Lease	1	1

Certificate of beneficial interest for 13,120,010 units of land trust	1	1
	3	3

	$7,607,855	$8,252,335

Liabilities, Unallocated Reserve and Trust Corpus

Liabilities
Distribution payable	$4,854,404	$3,870,403
Accrued expenses	71,049	58,166
	4,925,453	3,928,569

Unallocated Reserve (Note 3)	2,682,399	4,323,763
Trust Corpus	3	3

	$7,607,855	$8,252,335

See Notes to Financial Statements.

C.            Condensed Statements of Cash Flows

	Six Months Ended
	July 31,
	2005	2004

Cash flows from operating activities
Royalties received	$9,599,253	$3,137,442
Interest received	26,655	24,190
Expenses paid	(356,774)	(294,676)

Net cash provided by operating activities	9,269,134	2,866,956

Cash flows from investing activities
Maturities of U.S. Government Securities	8,452,420	4,999,722
Purchases of U.S. Government Securities	(8,352,420)	(3,274,640)

Net cash provided by (used for) investing activities	100,000	1,725,082

Cash flow from financing activities
Distributions to Unitholders	(8,200,006)	(4,592,003)

Net change in cash	1,169,128	35

Cash, beginning of year	3,970,870	98,692

Cash, end of quarter	$5,139,998	$98,727

Reconciliation of net income to net cash provided by operating activities

Net income	$7,542,643	$3,340,025
(Increase) Decrease in accrued income receivable	1,718,370	(459,871)
(Increase) Decrease in prepaid insurance	(4,762)	889
Increase (Decrease) in accrued expenses	12,883	(14,087)

Net cash provided by operating activities	$9,269,134	$2,866,956

See Notes to Financial Statements.

MESABI TRUST

NOTES TO FINANCIAL STATEMENTS

Note 1.         The accompanying interim condensed financial statements of MESABI TRUST (the “Trust”) have been prepared without audit (except for the balance sheet at January 31, 2005) in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of the Trustees, all adjustments have been made, consisting only of normal recurring adjustments, necessary for a fair presentation of the Trust’s financial position and the results of its operations for the periods presented.  These unaudited interim financial statements should be read in conjunction with the audited financial statements included in the Trust’s Form 10-K for the period ended January 31, 2005.

Note 2.         Earnings per unit are based on weighted average number of units outstanding during the period (13,120,010 units).

Note 3.         The Trustees have determined that the Unallocated Reserve should be maintained at a prudent level, usually within the range of $500,000 to $1,000,000, to meet present or future liabilities of the Trust.  Accordingly, although the actual amount of the Unallocated Reserve will fluctuate from time to time, and may increase or decrease from its current level, it is currently intended that future distributions will be highly dependent upon royalty income as it is received quarterly and the level of Trust expenses that the Trustees anticipate occurring in subsequent quarters.  The Trustees determine the level of distributions on a quarterly basis after receiving notification from Northshore Mining Company as to the amount of royalty income that will be received and after determination of any known or anticipated expenses, liabilities and obligations of the Trust.  At July 31, 2005, the Unallocated Reserve was represented by $880,846 in unallocated cash and U.S. Government securities, and $1,801,553 of accrued revenue primarily representing royalties not yet received by the Trust but anticipated to be received in October 2005 from Northshore Mining Company as part of the royalty due with respect to the second fiscal quarter, based upon reported lessee shipping activity for the month of July 2005.

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

•                                          Royalty bonuses are earned when iron ore products shipped from Silver Bay are sold at prices above a threshold price.  The royalty bonus is a percentage of the gross proceeds of product shipped from Silver Bay and sold at prices above a threshold price.  The threshold price is adjusted (but not below $30.00) on an annual basis for inflation and deflation (the “Adjusted Threshold Price”).  The Adjusted Threshold Price was $41.13 for calendar year 2003, $41.76 for calendar year 2004, and is $42.89 for calendar year 2005.  The royalty bonus percentage ranges from 1/2 of 1% of the gross proceeds (on all tonnage shipped for sale at prices between the Adjusted Threshold Price and $2.00 above the Adjusted Threshold Price) to 3% of the gross proceeds (on all tonnage shipped for sale at prices $10.00 or more above the Adjusted Threshold Price).  Northshore paid a royalty bonus of $2,460,305 to the Trust for royalty bonuses earned during the calendar quarter ended June 30, 2005.  Prior to fiscal year 2005, the Trust had not received a royalty bonus for several years. (See the section entitled “Royalty Comparisons” below for more information.)

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

Results of Operations

As shown in the table below, production of iron ore pellets at Northshore from Mesabi Trust lands during the fiscal quarter ended July 31, 2005 totaled approximately 1.04 million tons, and actual shipments over the same period totaled approximately 1.35 million tons.  By comparison, actual pellet production for the comparable prior period approximated 1.28 million tons, and actual shipments approximated 1.59 million tons.

Three Months Ended	Pellets Produced from Trust Lands	Shipments from Trust Lands
July 31, 2005	1,035,952	1,351,033
July 31, 2004	1,279,588	1,587,508

During the six months ended July 31, 2005, production of iron ore pellets at Northshore from Mesabi Trust lands totaled approximately 2.19 million tons, and actual shipments over the same period totaled approximately 1.89 million tons.  By comparison, actual pellet production for the comparable prior period approximated 2.49 million tons, and actual shipments approximated 2.32 million tons.

Six Months Ended	Pellets Produced from Trust Lands	Shipments from Trust Lands
July 31, 2005	2,191,887	1,888,975
July 31, 2004	2,487,993	2,322,893

The decreases in production and shipments from Trust lands are attributable to Northshore’s mining activity on lands owned by parties other than the Trust during the fiscal quarter ended July 31, 2005.  During the comparable prior period, higher percentages of production and shipments were attributed to Mesabi Trust lands.

Despite the decreased production and shipments, total royalty income for the quarter increased by approximately 107% over the comparable prior period, primarily due to royalty bonuses and increased pellet pricing.

Comparison of Three Months Ended July 31, 2005 and July 31, 2004

Net income for the quarter ended July 31, 2005 was $5,407,481, an increase of approximately 116% over the quarter ended July 31, 2004.  This increase was primarily due to the receipt of royalty bonuses during the quarter and increases in pellet prices, as compared to the comparable prior period.  Expenses decreased from the comparable prior period, primarily due to decreases in general and administrative expenses.  Following is a summary of results for the three months ended July 31, 2005 and July 31, 2004, respectively.

	Three Months Ended July 31,
	2005	2004
Total royalty income	$5,541,043	$2,673,989
Interest income	12,410	9,806
Gross income	$5,553,453	$2,683,795

Expenses	145,972	179,737
Net income	$5,407,481	$2,504,058

Comparison of Six Months Ended July 31, 2005 and July 31, 2004

Net income for the six months ended July 31, 2005 was $7,542,643, an increase of approximately 126% over the six months ended July 31, 2004.  This increase was primarily due to the receipt of royalty bonuses during the quarter and increases in pellet prices, as compared to the comparable prior period.  Expenses increased from the comparable prior period, primarily due to increases in general and administrative expenses.  Following is a summary of results for the six months ended July 31, 2005 and July 31, 2004, respectively.

	Six Months Ended July 31,
	2005	2004
Total royalty income	$7,884,491	$3,601,195
Interest income	23,047	20,309
Gross income	$7,907,538	$3,621,504

Expenses	364,895	281,479
Net income	$7,542,643	$3,340,025

Unallocated Reserve

Unallocated Reserve as of July 31, 2005 was $2,682,399, an increase of approximately 49% over the Unallocated Reserve as of July 31, 2004.  The increase is primarily due to royalty revenue that was accrued for on the Trust’s balance sheet at the end of the fiscal quarter, but not yet paid to the Trust.  The increased royalty revenue accrual is reflected as Accrued Income Receivable on the balance sheet at July 31, 2005, which the Trustees anticipate will be distributed, after providing for expenses and reserves, during the quarter in which it is received.

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

	As of July 31,
	2005	2004
Unallocated Reserve	$2,682,399	$1,796,607

Royalty Comparisons

Royalties received in July 2005 included a royalty bonus payment, reflecting prices of pellets shipped that exceeded the current Adjusted Threshold Price of $42.89 per ton.  No such royalty bonus payment was received in the comparable prior period.

The following summarizes Mesabi Trust’s royalty income for the three months ended July 31, 2005 and July 31, 2004, respectively:

	Three Months Ended July 31,
	2005	2004
Base overriding royalties	$3,011,663	$2,575,290
Bonus royalties	2,445,365	0
Minimum advance royalty paid (recouped)	0	0
Fee royalties	84,015	98,699
Total royalty income	$5,541,043	$2,673,989

The following summarizes Mesabi Trust’s royalty income for the six months ended July 31, 2005 and July 31, 2004, respectively:

	Six Months Ended July 31,
	2005	2004
Base overriding royalties	$3,936,680	$3,405,230
Bonus royalties	3,768,634	0
Minimum advance royalty paid (recouped)	0	0
Fee royalties	179,177	195,965
Total royalty income	$7,884,491	$3,601,195

Current Developments

General.  CCI indicated in its Form 10-Q filed July 28, 2005 that production for the first six months of 2005 for Northshore was 2.4 million tons of iron ore pellets, representing a decrease of 100,000 tons from the first six months of 2004.  CCI continues to forecast Northshore production at 4.9 million tons of iron ore pellets (using iron ore mined both from Mesabi Trust lands and from other than

Mesabi Trust lands) for calendar year 2005, which represents a decrease of 100,000 tons from 2004’s total production for the calendar year.  (See the following section, “Capacity Expansions,” for further discussion of CCI’s revised production estimate.)

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

Capacity Expansions.  In its Form 10-Q filed July 28, 2005, CCI stated that its plan to re-start an idle furnace at Northshore in mid-2005 has been deferred until 2006 due to permitting delays.  As previously reported by CCI, the expansion is expected to increase Northshore’s annual production capacity by approximately 800,000 tons.  At this time the Trustees are unable to make any projections as to the extent to which CCI’s planned capacity expansions and the delay in such expansions may impact future royalties payable to the Trust.

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

In its Form 10-Q filed July 28, 2005, CCI stated that preliminary construction engineering and environmental permitting activities have been initiated for two potential commercial plant locations (one in Butler, Indiana and the other at CCI’s Cliffs Erie facility in Hoyt Lakes, Minnesota), and that the Minnesota Pollution Control Agency Citizens’ Board unanimously approved environmental permitting for the Cliffs Erie site, subject to appeal, on July 26, 2005.  The appeal right ended in late August 2005; according to published reports, no appeals had been filed with the federal Environmental Appeals Board as of the appeal deadline.  CCI further stated in its most recent Form 10-Q that a non-binding term sheet for a commercial plant was executed in March 2005 and a decision to proceed with construction engineering was made in April 2005.  CCI added that it would be the supplier of iron ore and have a minority interest in the first commercial plant.

Although Mesabi Trust is not a party to the Mesabi Nugget Project and its involvement in this project was not solicited, iron ore from Mesabi Trust lands may be used to supply concentrate to the iron nugget plant.  At this time, however, the Trustees are unable to make projections as to whether any possible future royalties might be payable to the Trust with respect to any commercial nugget plants.

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

CCI reported in its Form 10-Q filed July 28, 2005 that it experienced increased sales prices, primarily due to the effect on CCI’s term sales contract price adjustment factors of an approximate 86% increase in international pellet pricing, higher steel pricing, higher price index factors and other known contractual increases.

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

2.                             Operations of Northshore.  Because the primary portion of the Trust’s revenues derive from iron ore product shipped by Northshore from Silver Bay, Northshore’s processing and shipping activities directly impact the Trust’s revenues in each quarter and for each year.  In turn, a number of factors affect Northshore’s shipment volume.  These factors include, among others, the economic conditions in the iron ore industry, pricing by domestic and international competitors, long-term customer contracts or arrangements by Northshore or its competitors, availability of ore boats, production at Northshore’s mining operations, and production at the pelletizing/processing facility.  If any pelletizing line becomes idle for any reason, production and shipments (and, consequently, Trust income) could be adversely impacted.  In addition, as noted in CCI’s Form 10-Q filed July 28, 2005, the previously planned reactivation of an idled furnace at Northshore may be impacted by such factors as an inability of the planned expansions to achieve expected additional production, and increases in the cost and length of time required to complete the capacity expansions.

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

4.                             Future Prices.  As described elsewhere in this Report, the Trust receives a royalty bonus equal to a percentage of the gross proceeds of iron ore products (mined from Mesabi Trust lands) shipped from Silver Bay and sold at prices above the Adjusted Threshold Price ($42.89 per ton for calendar year 2005).  Although Northshore was able to sell some product at prices higher than the Adjusted Threshold Price during the first six months of 2005, the Trustees are unable to make projections as to whether Northshore will continue to be able to sell pellets at prices above the Adjusted Threshold Price, entitling the Trust to any future royalty bonus payments.  Furthermore, as noted above, there is no assurance that there will be any additional positive price adjustments under the CCI Pellet Agreements in the future, and it is possible that negative adjustments under those agreements can also occur.

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

6.                             Uncertainty of Market Conditions in the Steel and Iron Ore Industry.  CCI reported in its Form 10-Q for its fiscal quarter ending June 30, 2005 that, while there is uncertainty regarding the pellet requirements of its customers, CCI is projecting that 2005 North American pellet sales will be approximately 22.5 million tons (as compared to sales of 22.6 million tons in 2004) and 2005 North American pellet production will be approximately 22.9 million tons (as compared to production of 21.7 tons in 2004).  However, CCI cautioned in its Form 10-Q that significant risks and uncertainties may impact its forecast, including, but not limited to, a decrease in steel production caused by global overcapacity of steel, an increase in steel imports into the United States, cyclicality in the steel market, fluctuations in international pricing for iron ore, and customer or potential customer restructuring and financial difficulty (which could result in reduced production capacity over time).  Furthermore, there still exists uncertainty, consolidation and restructuring in the domestic steel market.

In light of the current steel industry environment, uncertainties arising from war and other global events, and the above-mentioned risks and factors, it is uncertain whether prices on domestic steel products will be maintained at current levels, and whether steel mills will be able to operate at capacity levels for the remainder of 2005 and beyond.  Furthermore, it is uncertain whether the demand for domestic steel products will continue at current levels and the extent to which it will impact royalties paid to the Trust in fiscal year 2006 and beyond.

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

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

	31	Certification of Corporate Trustee of Mesabi Trust pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32	Certification of Corporate Trustee of Mesabi Trust pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	99.1	Report dated September 7, 2005 of Gordon, Hughes & Banks, LLP regarding its review of the unaudited interim financial statements of Mesabi Trust for its quarter ended July 31, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MESABI TRUST
(Registrant)

	By:	DEUTSCHE BANK TRUST COMPANY AMERICAS
Corporate Trustee
Principal Administrative Officer and duly authorized signatory:*

Date: September 9, 2005	By:	/s/ Rodney Gaughan
Name: Rodney Gaughan
Title: Assistant Vice President

* There are no principal executive officers or principal financial officers of the registrant.