Form 10-Q
period 2005-10-31
MESABI TRUST
filed 2005-12-09
CIK 65172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2005

or

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

As of December 9, 2005, there were 13,120,010 Units of Beneficial Interest in Mesabi Trust outstanding.

PART I - FINANCIAL INFORMATION

Item 1.                     Financial Statements.  (Note 1)

A.    Condensed Statements of Income

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2005	2004	2005	2004

Revenues
Royalty income	$5,564,066	$3,295,828	$13,448,556	$6,897,024
Interest income	14,707	10,942	37,755	31,250
	5,578,773	3,306,770	13,486,311	6,928,274

Expenses	124,590	130,822	489,484	412,301

Net income	$5,454,183	$3,175,948	$12,996,827	$6,515,973

Number of units outstanding	13,120,010	13,120,010	13,120,010	13,120,010

Net income per unit (Note 2)	$0.415715	$0.242069	$0.990611	$0.496644

Distributions declared per unit	$0.36	$0.25	$1.06	$0.475

See Notes to Financial Statements.

B.    Condensed Balance Sheets

	October 31, 2005	January 31, 2005

Assets

Cash	$4,949,448	$3,970,870

U.S. Government securities, at amortized cost (which approximates market)	718,072	748,193

Accrued income receivable	2,460,025	3,519,923
Prepaid expenses	45,288	13,346
	8,172,833	8,252,332

Fixed property, including intangibles, at nominal values

Amended Assignment of Peters Lease	1	1

Assignment of Cloquet Lease	1	1

Certificate of beneficial interest for 13,120,010 units of land trust	1	1
	3	3

	$8,172,836	$8,252,335

Liabilities, Unallocated Reserve and Trust Corpus

Liabilities
Distribution payable	$4,723,204	$3,870,403
Accrued expenses	36,250	58,166
	4,759,454	3,928,569

Unallocated Reserve (Note 3)	3,413,379	4,323,763
Trust Corpus	3	3

	$8,172,836	$8,252,335

See Notes to Financial Statements.

C.    Condensed Statements of Cash Flows

	Nine Months Ended
	October 31,

	2005	2004

Cash flows from operating activities
Royalties received	$14,501,367	$6,598,170
Interest received	44,841	40,444
Expenses paid	(543,341)	(411,380)

Net cash provided by operating activities	14,002,867	6,227,234

Cash flows from investing activities
Maturities of U.S. Government Securities	13,705,521	7,489,505
Purchases of U.S. Government Securities	(13,675,400)	(3,414,573)

Net cash provided by (used for) investing activities	30,121	4,074,932
Cash flow from financing activities
Distributions to Unitholders	(13,054,410)	(6,888,005)

Net change in cash	978,578	3,414,161

Cash, beginning of year	3,970,870	98,692

Cash, end of quarter	$4,949,448	$3,512,853

Reconciliation of net income to net cash provided by operating activities

Net income	$12,996,827	$6,515,973
Decrease (Increase) in accrued income receivable	1,059,898	(289,659)
Decrease (Increase) in prepaid expenses	(31,942)	(10,420)
Increase (Decrease) in accrued expenses	(21,916)	11,340

Net cash provided by operating activities	$14,002,867	$6,227,234

See Notes to Financial Statements.

MESABI TRUST

NOTES TO FINANCIAL STATEMENTS

Note 1                               The accompanying interim condensed financial statements of MESABI TRUST (the “Trust”) have been prepared without audit (except for the balance sheet at January 31, 2005) in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of the Trustees, all adjustments have been made, consisting only of normal recurring adjustments, necessary for a fair presentation of the Trust’s financial position and the results of its operations for the periods presented.  These unaudited interim financial statements should be read in conjunction with the audited financial statements included in the Trust’s Form 10-K for the period ended January 31, 2005.

Note 2                               Earnings per unit are based on weighted average number of units outstanding during the period (13,120,010 units).

Note 3                               The Trustees have determined that the Unallocated Reserve should be maintained at a prudent level, usually within the range of $500,000 to $1,000,000, to meet present or future liabilities of the Trust.  Accordingly, although the actual amount of the Unallocated Reserve will fluctuate from time to time, and may increase or decrease from its current level, it is currently intended that future distributions will be highly dependent upon royalty income as it is received quarterly and the level of Trust expenses that the Trustees anticipate occurring in subsequent quarters.  The Trustees determine the level of distributions on a quarterly basis after receiving notification from Northshore Mining Company as to the amount of royalty income that will be received and after determination of any known or anticipated expenses, liabilities and obligations of the Trust.  At October 31, 2005, the Unallocated Reserve was represented by $953,354 in unallocated cash and U.S. Government securities, and $2,460,025 of accrued revenue primarily representing royalties not yet received by the Trust but anticipated to be received in January 2006 from Northshore Mining Company as part of the royalty due with respect to the third fiscal quarter, based upon reported lessee shipping activity for the month of October 2005.

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

Results of Operations

As shown in the table below, production of iron ore pellets at Northshore from Mesabi Trust lands during the fiscal quarter ended October 31, 2005 totaled approximately 1.07 million tons, and actual shipments over the same period totaled approximately 1.26 million tons.  By comparison, actual pellet production for the comparable prior period approximated 0.94 million tons, and actual shipments approximated 1.11 million tons.

Three Months Ended	Pellets Produced from Trust Lands	Shipments from Trust Lands
October 31, 2005	1,068,775	1,263,365
October 31, 2004	941,300	1,109,247

During the nine months ended October 31, 2005, production of iron ore pellets at Northshore from Mesabi Trust lands totaled approximately 3.26 million tons, and actual shipments over the same period totaled approximately 3.15 million tons.  By comparison, actual pellet production for the comparable prior period approximated 3.43 million tons, and actual shipments approximated 3.43 million tons.

Nine Months Ended	Pellets Produced from Trust Lands	Shipments from Trust Lands
October 31, 2005	3,260,662	3,152,340
October 31, 2004	3,429,293	3,432,140

The decreases in production and shipments from Trust lands are attributable to Northshore’s mining activity on lands owned by parties other than the Trust during the nine months ended October 31, 2005.  During the comparable prior period, higher percentages of production and shipments were attributed to Mesabi Trust lands.

Despite the decreased production and shipments, total royalty income for the quarter increased by approximately 51% over the comparable prior period, primarily due to royalty bonuses and increased pellet pricing.

Comparison of Three Months Ended October 31, 2005 and October 31, 2004

Net income for the quarter ended October 31, 2005 was $5,454,183, an increase of approximately 72% over the quarter ended October 31, 2004.  This increase was primarily due to the receipt of royalty bonuses during the quarter and increases in pellet prices, as compared to the comparable prior period.  Expenses decreased from the comparable prior period, primarily due to decreases in general and administrative expenses.  Following is a summary of results for the three months ended October 31, 2005 and October 31, 2004, respectively.

	Three Months Ended October 31,
	2005	2004
Total royalty income	$5,564,066	$3,295,828
Interest income	14,707	10,942
Gross income	$5,578,773	$3,306,770

Expenses	124,590	130,822
Net income	$5,454,183	$3,175,948

Comparison of Nine Months Ended October 31, 2005 and October 31, 2004

Net income for the nine months ended October 31, 2005 was $12,996,827, an increase of approximately 99% over the nine months ended October 31, 2004.  This increase was primarily due to the receipt of royalty bonuses during the quarter and increases in pellet prices, as compared to the comparable prior period.  Expenses increased from the comparable prior period, primarily due to increases in general and administrative expenses.  Following is a summary of results for the nine months ended October 31, 2005 and October 31, 2004, respectively.

	Nine Months Ended October 31,
	2005	2004
Total royalty income	$13,448,556	$6,897,024
Interest income	37,755	31,250
Gross income	$13,486,311	$6,928,274

Expenses	489,484	412,301
Net income	$12,996,827	$6,515,973

Unallocated Reserve

Unallocated Reserve as of October 31, 2005 was $3,413,379, an increase of approximately 102% over the Unallocated Reserve as of October 31, 2004.  The increase is primarily due to royalty revenue that was accrued for on the Trust’s balance sheet at the end of the fiscal quarter, but not yet paid to the Trust.  The increased royalty revenue accrual is reflected as Accrued Income Receivable on the balance sheet at October 31, 2005, which the Trustees anticipate will be distributed, after providing for expenses and reserves, during the quarter in which it is received.

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

	As of October 31,
	2005	2004
Unallocated Reserve	$3,413,379	$1,692,553

Royalty Comparisons

Royalties received in October 2005 included a royalty bonus payment, reflecting prices of pellets shipped that exceeded the current Adjusted Threshold Price of $42.89 per ton.

The following summarizes Mesabi Trust’s royalty income for the three months ended October 31, 2005 and October 31, 2004, respectively:

	Three Months Ended October 31,
	2005	2004
Base overriding royalties	$3,848,393	$2,684,273
Bonus royalties	1,628,320	539,896
Minimum advance royalty paid (recouped)	0	0
Fee royalties	87,353	71,659
Total royalty income	$5,564,066	$3,295,828

The following summarizes Mesabi Trust’s royalty income for the nine months ended October 31, 2005 and October 31, 2004, respectively:

	Nine Months Ended October 31,
	2005	2004
Base overriding royalties	$7,785,072	$6,089,504
Bonus royalties	5,396,954	539,896
Minimum advance royalty paid (recouped)	0	0
Fee royalties	266,530	267,624
Total royalty income	$13,448,556	$6,897,024

The above comparison reflects a substantial increase in bonus royalties over the comparable prior period, due in large part to the fact that the Trust had not received any bonus royalties prior to its fiscal quarter ended October 31, 2004, as well as an increase in pellet prices.  See the heading “Important Factors Affecting Mesabi Trust – Future Prices” below for further information regarding pellet pricing.

Current Developments

General.  CCI indicated in its Form 10-Q filed October 27, 2005 that production for the first nine months of 2005 for Northshore was 3.7 million tons of iron ore pellets, equal to the production for the first nine months of 2004.  CCI continues to forecast Northshore production at 4.9 million tons of iron ore pellets (using iron ore mined both from Mesabi Trust lands and from other than Mesabi Trust lands) for calendar year 2005, which represents a decrease of 100,000 tons from 2004’s total production for the calendar year.  (See the following section, “Capacity Expansions,” for further discussion of CCI’s revised production estimate.)

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

Capacity Expansions.  In its Form 10-Q filed October 27, 2005, CCI stated that its plan to re-start an idle furnace at Northshore in mid-2005 has been deferred.  As previously reported by CCI, the expansion would be expected to increase Northshore’s annual production capacity by approximately 800,000 tons.  CCI indicated in published reports on September 27, 2005 that it does not currently need the additional capacity from the idled furnace due to softening in the domestic steel market, resulting in CCI reducing its forecasted North American sales for 2005.  At this time the Trustees are unable to make any projections as to the extent to which CCI’s planned capacity expansions and the delay in such expansions may impact future royalties payable to the Trust.

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

In its Form 10-Q filed October 27, 2005, CCI stated that preliminary construction engineering and environmental permitting activities have been initiated for two potential commercial plant locations (one in Butler, Indiana and the other at CCI’s Cliffs Erie facility in Hoyt Lakes, Minnesota), and that the Minnesota Pollution Control Agency Citizens’ Board unanimously approved environmental permitting for the Cliffs Erie site on July 26, 2005.  CCI further stated in its most recent Form 10-Q that a non-binding term sheet for a commercial plant was executed in March 2005 and a decision to proceed with construction engineering was made in April 2005.  CCI added that it would be the supplier of iron ore and have a minority interest in the first commercial plant.  Further, CCI stated in its most recent Form 10-Q that a decision to proceed on construction remains under evaluation.  However, Steel Dynamics, Inc. stated in published reports on November 23, 2005 that Minnesota seems to be the preferred site for the commercial plant.

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

CCI reported in its Form 10-Q filed October 27, 2005 that it experienced increased sales prices, primarily due to the effect on CCI’s term sales contract price adjustment factors of an approximate 86% increase in international pellet pricing, higher steel pricing, higher price index factors and other known contractual increases.

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

Due to winter weather, and the increasing royalty percentages based on tonnage shipped in a calendar year, results for a particular calendar quarter are typically not indicative of results for future quarters or the year as a whole.  Factors which can impact the results of the Trust in any quarter or year include:

1.                             Future Prices.  As described elsewhere in this Report, the Trust receives a royalty bonus equal to a percentage of the gross proceeds of iron ore products (mined from Mesabi Trust lands) shipped from Silver Bay and sold at prices above the Adjusted Threshold Price ($42.89 per ton for calendar year 2005).  Although Northshore was able to sell some product at prices higher than the Adjusted Threshold Price during the first nine months of 2005, resulting in substantial bonus royalties received for such time period, the Trustees are unable to make projections as to whether Northshore will continue to be able to sell pellets at prices above the Adjusted Threshold Price, entitling the Trust to any future royalty bonus payments.  Furthermore, as noted above, there is no assurance that there will be any additional positive price adjustments under the CCI Pellet Agreements in the future, and it is possible that negative adjustments under those agreements can also occur.

2.                             Future Royalties.  As described elsewhere in this Report, the royalty percentage paid to the Trust increases as the aggregate tonnage of iron ore products shipped, attributable to the Trust, in any calendar year increases past each of the first four one-million ton volume thresholds.  Assuming a consistent sales price per ton throughout a calendar year, shipments of iron ore product attributable to the Trust later in the year generate a higher royalty to the Trust, as total shipments for the year exceed increasing levels of royalty percentages and pass each of the first four one-million ton volume thresholds.

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

3.                             Uncertainty of Market Conditions in the Steel and Iron Ore Industry.  CCI reported in its Form 10-Q filed October 27, 2005 that, while there is uncertainty regarding the pellet requirements of its customers, CCI is projecting that 2005 North American pellet sales will be approximately 22.5 million tons (as compared to sales of 22.6 million tons in 2004) and 2005 North American pellet production will be approximately 22.6 million tons (as compared to production of 21.7 tons in 2004).  However, CCI cautioned in its Form 10-Q that significant risks and uncertainties may impact its forecast, including, but not limited to, a decrease in steel production caused by global overcapacity of steel, intense competition in the steel industry, an increase in steel imports into the United States, consolidation in the steel industry, cyclicality in the steel market, fluctuations in international pricing for iron ore, and customer or potential customer restructuring and financial difficulty (which could result in reduced production capacity over time).  Furthermore, there still exists uncertainty, consolidation and restructuring in the domestic steel market.

4.                             Shipping Conditions in the Great Lakes.  Shipping activity by Northshore is dependent upon when the Great Lakes shipping lanes freeze for the winter months (typically in January) and when they re-open in the spring (typically late-March or April).  Base overriding royalties to Mesabi Trust are based on shipments made in a calendar quarter.  Because there ordinarily is little or no shipping activity in the first calendar quarter, the Trust typically receives only the minimum royalty (or slightly more than the minimum) for that period.

5.                             Operations of Northshore.  Because the primary portion of the Trust’s revenues derive from iron ore product shipped by Northshore from Silver Bay, Northshore’s processing and shipping activities directly impact the Trust’s revenues in each quarter and for each year.  In turn, a number of factors affect Northshore’s shipment volume.  These factors include, among others, the economic conditions in the iron ore industry, pricing by domestic and international competitors, long-term customer contracts or arrangements by Northshore or its competitors, availability of ore boats, production at Northshore’s mining operations, and production at the pelletizing/processing facility.  If any pelletizing line becomes idle for any reason, production and shipments (and, consequently, Trust income) could be adversely impacted.  In addition, as noted in CCI’s Form 10-Q filed October 27, 2005, the previously planned reactivation of an idled furnace at Northshore has been deferred due to softening in the domestic steel market.

6.                             Percentage of Mesabi Trust Ore.  As described elsewhere in this Report, Northshore has the ability to process and ship iron ore products from lands other than Mesabi Trust lands.  In certain circumstances, the Trust may be entitled to royalties on those other shipments, but not in all cases.  In general, the Trust will receive higher royalties (assuming all other factors are equal) if a higher percentage of shipments are from Mesabi Trust lands.  The percentages of shipments that came from Mesabi Trust lands were 92.0%, 95.5%, 97.5%, 99.2%, and 99.8%, in calendar years 2004, 2003, 2002, 2001, and 2000, respectively.

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

Changes in Internal Control Over Financial Reporting.  To the knowledge of the Trustees, there has been no significant change in the Trust’s internal control over financial reporting that occurred during the Trust’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.  The Trustees note for purposes of clarification that they have no authority over, and make no statement concerning, the internal control over financial reporting of Northshore or CCI.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

	31	Certification of Corporate Trustee of Mesabi Trust pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32	Certification of Corporate Trustee of Mesabi Trust pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	99.1	Report dated December 7, 2005 of Gordon, Hughes & Banks, LLP regarding its review of the unaudited interim financial statements of Mesabi Trust for its quarter ended October 31, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MESABI TRUST
(Registrant)

	By:	DEUTSCHE BANK TRUST COMPANY
AMERICAS
Corporate Trustee
Principal Administrative Officer and duly authorized
signatory:*

Date: December 9, 2005	By:	/s/ Rodney Gaughan
Name: Rodney Gaughan
Title: Assistant Vice President

* There are no principal executive officers or principal financial officers of the registrant.