Form 10-K
period 2006-01-31
MESABI TRUST
filed 2006-04-17
CIK 65172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2006

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐      No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes ☐      No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒      No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐                     Accelerated filer  ☒                     Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐             No  ☒

As of July 31, 2005, the aggregate market value of the Units of Beneficial Interest in the registrant held by non-affiliates of the registrant was $220,663,760* based on the closing sale price as reported on the New York Stock Exchange.

*  Includes approximately $426,198 representing the market value, as of July 31, 2005, of 25,100 Units of Beneficial Interest the beneficial ownership of which is disclaimed by affiliates (see Item 12 herein).

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Annual Report of the Trustees for the Fiscal Year Ended January 31, 2006 (Annual Report)	Parts I, II, and IV

PART I

ITEM 1.                                                     BUSINESS.

(a)                                  General Development of Business.

The information under the headings “Trustees’ Discussion and Analysis of Financial Condition and Results of Operations,” “The Trust Estate,” “Leasehold Royalties,” and “Land Trust and Fee Royalties” beginning on pages 6, 17, 21 and 24, respectively, of the Annual Report of the Trustees of Mesabi Trust for the fiscal year ended January 31, 2006 (the “Annual Report”) is incorporated herein by reference.

(b)                                  Financial Information About Segments.

Substantially all of the revenue, operating profits and assets of Mesabi Trust (“Mesabi Trust” or the “Trust”) relate to one business segment—iron ore mining. The information under the heading “Selected Financial Data” set forth on page 6 of the Annual Report is incorporated herein by reference.

(c)                                  Narrative Description of Business.

The information under the headings “Trustees’ Discussion and Analysis of Financial Condition and Results of Operations,” “The Trust Estate,” and “Leasehold Royalties” beginning on pages 6, 17 and 21, respectively, of the Annual Report is incorporated herein by reference.

(d)                                  Financial Information About Geographical Areas.

All of the Trust’s revenues and assets are derived from the Trust Estate. The information under the heading “Selected Financial Data” set forth on page 6 of the Annual Report is incorporated herein by reference.

(e)                                  Availability of Reports on Registrant’s Website.

The information on the cover page of the Annual Report, set forth on page 1 thereof, is incorporated herein by reference.

ITEM 1A.                                            RISK FACTORS.

The information under the heading “Risk Factors” set forth on pages 3 through 6 of the Annual Report is incorporated herein by reference.

ITEM 1B.                                            UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.                                                     PROPERTIES.

The information under the heading “The Trust Estate” beginning on page 17 of the Annual Report is incorporated herein by reference.

ITEM 3.                                                     LEGAL PROCEEDINGS.

None.

ITEM 4.                                                     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At the special meeting of the Trust’s Unitholders held on January 17, 2006 (the “Special Meeting”), the Unitholders appointed James A. Ehrenberg to serve as successor Trustee of the Trust, replacing Ira A. Marshall, Jr. Of the 11,951,615 Units voting in person or by proxy at the Special Meeting, on this proposal, 11,600,270 Units (or 88.42% of the Units outstanding) voted for Mr. Ehrenberg, with 267,975 Units (or 2.04%) voting against and 83,370 Units (or 0.64%) abstaining.

At the Special Meeting, the Trust’s Unitholders voted on, but did not approve, a proposed amendment to the Agreement of Trust which would have increased the minimum compensation payable to the Individual Trustees and the Corporate Trustee in the future for their service to the Trust. This proposal required the affirmative vote of at least 66-2/3% (or 8,746,674) of the Units outstanding. This proposal received the affirmative vote of 6,422,776 Units (or 48.95% of the Units outstanding), with 1,295,157 Units (or 9.87%) voting against and 175,656 Units (or 1.34%) abstaining.

PART II

ITEM 5.                  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The information under the headings “Reserves and Distributions” and “Certificates of Beneficial Interest” set forth on pages 25 and 26, respectively, of the Annual Report is incorporated herein by reference.

ITEM 6.                                                     SELECTED FINANCIAL DATA.

The information under the headings “Selected Financial Data” and “Reserves and Distributions” set forth on pages 6 and 25, respectively, of the Annual Report is incorporated herein by reference.

ITEM 7.                  TRUSTEES’ DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information under the headings “Trustees’ Discussion and Analysis of Financial Condition and Results of Operations,” “Leasehold Royalties,” “Income and Expense,” and “Reserves and Distributions” beginning on pages 6, 21, 25 and 25, respectively, of the Annual Report is incorporated herein by reference.

ITEM 7A.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements, including the independent auditors’ reports thereon, filed as a part of this report, are presented on pages F-2 through F-13 and are incorporated herein by reference.

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

As part of their evaluation of the Trust’s disclosure controls and procedures, the Trustees rely on quarterly shipment and royalty calculations provided by Northshore. Because Northshore has declined to support this information with a written certification attesting to whether Northshore has established disclosure controls and procedures and internal controls sufficient to enable it to verify that the information furnished to the Trustees is accurate and complete, the Trustees must rely on (a) a general certification from Northshore and Northshore’s parent, Cleveland-Cliffs Inc (“CCI”), certifying as to the accuracy of the royalty calculations, and (b) CCI’s conclusions that its overall disclosure controls and procedures are effective. In addition, the Trust’s consultants review the schedule of leasehold royalties payable and shipping and sales reports provided by Northshore against production and shipment reports prepared by the Eveleth Fee Office, Inc., an independent consultant to the Trust (“Eveleth Fee Office”). Eveleth Fee Office gathers production and shipping information from Northshore and prepares monthly production and shipment reports for the Trustees. Furthermore, as part of its engagement by the Trust, Eveleth Fee Office also attends Northshore’s calibration and testing of its crude ore scales and boat loader scales which are conducted on a periodic basis.

As of the end of the period covered by this report, the Trustees carried out an evaluation of the Trust’s disclosure controls and procedures. The Trustees have concluded that such disclosure controls and procedures are effective.

Trustees’ Report on Internal Control over Financial Reporting. The Trustees’ Report on Internal Control over Financial Reporting, along with the attestation report of the Trust’s independent registered public accounting firm on its assessment of the Trust’s internal control over financial reporting, are set forth on pages F-1 and F-2 through F-3, respectively, of the Annual Report.

Changes in Internal Control over Financial Reporting. To the knowledge of the Trustees, there has been no change in the Trust’s internal control over financial reporting that occurred during the Trust’s last fiscal quarter that has materially affected, or is likely to materially affect, the Trust’s internal control over financial reporting. The Trustees note for purposes of clarification that they have no authority over, and make no statement concerning, the internal controls of Northshore.

ITEM 9B.                                            OTHER INFORMATION.

None.

PART III

ITEM 10.                                              DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

There are no directors or executive officers of the registrant. The Agreement of Trust dated July 18, 1961 (the “Agreement of Trust”) provides for a Corporate Trustee and four Individual Trustees (collectively, the “Trustees”). Generally, Trustees continue in office until their resignation or removal. Any Trustee may be removed at any time, with or without cause, by the holders of two-thirds in interest of the Certificates of Beneficial Interest in the Trust (the “Trust Certificates”) then outstanding. In the case of an Individual Trustee, a successor is also appointed if the Individual Trustee dies, becomes incapable of acting or is adjudged bankrupt or insolvent. In the case of the Corporate Trustee, a successor is also appointed if a receiver of the Corporate Trustee or of its property is appointed, or if any public officer takes charge or control of the Corporate Trustee or of its property or affairs for the purpose of rehabilitation, conservation or liquidation. A successor is appointed by the holders of a majority in interest of the Trust Certificates then outstanding. Because such appointments are not made on a regular or periodic basis, the Trust does not have a standing nominating committee or a policy in place for the recommendation and nomination of successor Trustees.

The present Trustees of Mesabi Trust and their respective ages, terms in office as Trustees, and business experience during the past five (5) years are set forth in the following table:

Name	Age	Trustee Since	Business Experience During Past Five Years

Deutsche Bank Trust Company Americas	N/A	1961	New York banking corporation.

James A. Ehrenberg	63	2006	Until April 2005, Senior Vice President, Corporate Trust Services, U.S. Bank, N.A.

David J. Hoffman	70	1977	Mining geologist; Until January 1988, President of Towne Mines Exploration Company, Inc., a privately-held mining corporation.

Richard G. Lareau	77	1990	Partner in the law firm of Oppenheimer Wolff & Donnelly LLP; Until September 2004, Director of Northern Technologies International Corporation.

Norman F. Sprague III	58	1981	Private investor; Orthopedic surgeon.

There are no family relationships among any of the above persons.

The Trust’s activities are limited to collecting income, paying expenses and liabilities, distributing net income to the holders of Trust Certificates (the “Unitholders”) after the payment of, or provision for, such expenses and liabilities, and protecting and conserving the assets held. As such, the Trust does not have an audit committee and therefore has not designated an “audit committee financial expert” for purposes of the Securities Exchange Act of 1934, as amended, and the rules promulgated thereunder.

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

Additionally, each year the Corporate Trustee receives $62,500 (or more, if unanimously approved by the Individual Trustees) to cover clerical and administrative services to Mesabi Trust other than services customarily performed by a registrar or transfer agent. In fiscal year 2006, the Trust paid the Corporate Trustee $62,500 for such services.

The following table sets forth the cash compensation earned by the Trustees through January 31, 2006, for services in all capacities as Trustees to the Trust during the fiscal year ended January 31, 2006.

CASH COMPENSATION TABLE

Name	Capacity in Which Served	Cash Compensation

Deutsche Bank Trust Company Americas	Corporate Trustee	$95,639.37	*
James A. Ehrenberg	Individual Trustee	$6,600
David J. Hoffman	Individual Trustee	$33,139.37
Richard G. Lareau	Individual Trustee	$33,139.37
Ira A. Marshall, Jr.**	Individual Trustee	$33,139.37
Norman F. Sprague III	Individual Trustee	$33,139.37

* Does not include $15,030 of fees and disbursements paid to Deutsche Bank Trust Company Americas as registrar and transfer agent of the Units.

** Mr. Marshall resigned as a Trustee of the Trust effective January 17, 2006.

ITEM 12.                                              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND TRUSTEES.

The following table sets forth information concerning each person known to Mesabi Trust to own beneficially more than 5% of the Trust’s Units outstanding as of April 5, 2006. Such information has been obtained from Mesabi Trust’s records and a review of statements filed with Mesabi Trust pursuant to Rule 13d-102 under the Securities Exchange Act of 1934, as amended, through April 5, 2006.

Name and Address of Beneficial Owner(s)	Amount of Beneficial Ownership of Units		Percent of Class

Tontine Capital Partners, L.P., a Delaware limited partnership, Tontine Capital Management, L.L.C., a Delaware limited liability company, and Jeffrey L. Gendell 55 Railroad Avenue, 3rd Floor Greenwich, Connecticut 06830	861,600	(1)	6.6%

(1)                                  According to a Schedule 13G dated February 15, 2006, filed by such persons, which indicates that such persons each have shared voting power and shared dispositive power with respect to such Units. Tontine Capital Management, L.L.C. is the general partner of Tontine Capital Partners, L.P., the direct owner of the 861,600 Units reported. Mr. Gendell is the Managing Member of Tontine Capital Management, L.L.C. and in that capacity directs its operations.

The table below sets forth information as to the Units of Beneficial Interest in Mesabi Trust beneficially owned as of April 5, 2006 by the Trustees individually and as a group. Except as otherwise indicated and subject to applicable community property laws, each owner has sole voting and investment powers with respect to the securities listed.

Name	Amount of Beneficial Ownership of Units		Percent of Class
Deutsche Bank Trust Company Americas	0	(1)	0
James A. Ehrenberg	0		0
David J. Hoffman (2)	38,100		**
Richard G. Lareau (3)	24,000		**
Norman F. Sprague III	12,700		**
All trustees as a group	74,800		**

** Less than 1%

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

ITEM 14.                                              PRINCIPAL ACCOUNTING FEES AND SERVICES.

(a)                        Audit Fees.

The aggregate fees paid for professional services rendered by Gordon, Hughes & Banks, LLP  (“GHB”) for the audit of the Trust’s annual financial statements and review of the financial statements included in the Trust’s quarterly reports on Form 10-Q for fiscal 2006 were approximately $51,000, which amount excludes fees incurred by the Trust for professional services rendered by GHB after

January 31, 2006 and not yet billed to the Trust for GHB’s review of the Trustees’ report on internal control over financial reporting included in the Annual Report.

The aggregate fees paid for professional services rendered by GHB for the audit of the Trust’s annual financial statements and review of the financial statements included in the Trust’s quarterly reports on Form 10-Q for fiscal 2005 were approximately $25,500, which amount excludes fees incurred by the Trust for professional services rendered by GHB after January 31, 2005 and not yet billed to the Trust.

(b)                        Audit-Related Fees.

No fees were paid to GHB for assurance and related services that were not reasonably related to the performance of the audit or review of the Trust’s financial statements for fiscal 2006 or fiscal 2005.

(c)                        Tax Fees.

No fees were paid to GHB for tax compliance, tax advice and tax planning for Mesabi Trust for fiscal 2006 or fiscal 2005.

(d)                        All Other Fees.

No other fees were paid to GHB for products and services provided to Mesabi Trust, other than those described in items (a) through (c) above, for fiscal 2006 or fiscal 2005.

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

ITEM 15.                                              EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) 1.      Financial Statements:

The following Financial Statements are incorporated in this Report by reference from the following pages of the Annual Report:

Independent Auditors’ Reports – pages F-2 through F-4

Balance Sheets as of January 31, 2006 and 2005 – page F-5

Statements of Income for the years ended January 31, 2006, 2005, and 2004 – page F-6

Statements of Unallocated Reserve and Trust Corpus for the years ended January 31, 2006, 2005, and 2004 – page F-7

Statements of Cash Flows for the years ended January 31, 2006, 2005, and 2004 – page F-8

Notes to Financial Statements – pages F-9 through F-13

3. Exhibits:

Item No.	Item	Filing Method

3	Agreement of Trust dated as of July 18, 1961	Incorporated by reference from Exhibit 3 to Mesabi Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 1987.

3(a)	Amendment to the Agreement of Trust dated as of October 25, 1982	Incorporated by reference from Exhibit 3(a) to Mesabi Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 1988.

4	Instruments defining the rights of Trust Certificate Holders	Incorporated by reference from Exhibit 4 to Mesabi Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 1987.

10(a)	Peters Lease	Incorporated by reference from Exhibits 10(a) - 10(d) to Mesabi Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 1987.

10(b)	Amendment of Assignment of Peters Lease	Incorporated by reference from Exhibits 10(a) - 10(d) to Mesabi Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 1987.

10(c)	Cloquet Lease	Incorporated by reference from Exhibits 10(a) - 10(d) to Mesabi Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 1987.

10(d)	Assignment of Cloquet Lease	Incorporated by reference from Exhibits 10(a) - 10(d) to Mesabi Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 1987.

10(e)	Modification of Lease and Consent to Assignment dated as of October 22, 1982	Incorporated by reference from Exhibit 10(e) to Mesabi Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 1988.

Item No.	Item	Filing Method
10(f)	Amendment of Assignment, Assumption and Further Assignment of Peters Lease	Incorporated by reference from Exhibit A to Mesabi Trust’s Report on Form 8-K dated August 17, 1989.

10(g)	Amendment of Assignment, Assumption and Further Assignments of Cloquet Lease	Incorporated by reference from Exhibit B to Mesabi Trust’s Report on Form 8-K dated August 17, 1989.

10(h)	Summary Description of Trustees’ Compensation	Filed herewith.

13	Annual Report of the Trustees of Mesabi Trust for the fiscal year ended January 31, 2006	Filed herewith.

14	Trustees Code of Ethics	Incorporated by reference from Exhibit 13 to Mesabi Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004.

31	Certification of Corporate Trustee of Mesabi Trust pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32	Certification of Corporate Trustee of Mesabi Trust pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 17, 2006

MESABI TRUST

	By:	DEUTSCHE BANK TRUST COMPANY AMERICAS
Corporate Trustee

	By:	Deutsche Bank National Trust Company

By: /s/ Rodney Gaughan
Rodney Gaughan
Assistant Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ James A. Ehrenberg	April 17, 2006
James A. Ehrenberg
Individual Trustee

/s/ Rodney Gaughan	April 17, 2006
Rodney Gaughan
Assistant Vice President
Deutsche Bank Trust Company Americas

/s/ David J. Hoffman	April 17, 2006
David J. Hoffman
Individual Trustee

/s/ Richard G. Lareau	April 17, 2006
Richard G. Lareau
Individual Trustee

/s/ Norman F. Sprague III	April 17, 2006
Norman F. Sprague III
Individual Trustee