Form 10-Q
period 2006-04-30
MESABI TRUST
filed 2006-06-09
CIK 65172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                                For the quarterly period ended April 30, 2006

or

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _________________ to _________________

Commission File Number:  1-4488

MESABI TRUST

(Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	13-6022277 (I.R.S. Employer Identification No.)

c/o Deutsche Bank Trust Company Americas Trust & Securities Services — GDS 60 Wall Street 27th Floor New York, New York (Address of principal executive offices)	10005 (Zip code)

(615) 835-2749
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.              Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act:

Large accelerated filer  ☐                   Accelerated filer    ☒                          Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐  No  ☒

As of June 7, 2006, there were 13,120,010 Units of Beneficial Interest in Mesabi Trust outstanding.

PART I - FINANCIAL INFORMATION

Item 1.                     Financial Statements. (Note 1)

	Three Months Ended April 30,

	2006	2005

A. Condensed Statements of Income

Revenues
Royalty income	$1,636,998	$2,343,447
Interest income	7,972	10,638
	1,644,970	2,354,085

Expenses	171,117	218,922

Net income	$1,473,853	$2,135,163

Number of units outstanding	13,120,010	13,120,010

Net income per unit (Note 2)	$0.1123	$0.1627

Distributions declared per unit	$0.30	$0.33

See Notes to Financial Statements.

	April 30, 2006	January 31, 2006

B. Condensed Balance Sheets

Assets

Cash	$110,551	$6,377,990

U.S. Government securities, at amortized cost (which approximates market)	4,749,405	648,193

Accrued income receivable	1,700,192	4,277,766
Prepaid expenses	13,825	25,007
	6,573,973	11,328,956

Fixed property, including intangibles, at nominal values

Amended Assignment of Peters Lease	1	1

Assignment of Cloquet Lease	1	1

Certificate of beneficial interest for 13,120,010 units of land trust	1	1
	3	3

	$6,573,976	$11,328,959

Liabilities, Unallocated Reserve and Trust Corpus

Liabilities
Distribution payable	$3,936,003	$6,166,405
Accrued expenses	115,095	177,527
	4,051,098	6,343,932

Unallocated Reserve (Note 3)	2,522,875	4,985,024
Trust Corpus	3	3

	$6,573,976	$11,328,959

See Notes to Financial Statements.

	Three Months Ended April 30,
	2006	2005

C. Condensed Statements of Cash Flows

Cash flows from operating activities
Royalties received	$4,209,511	$4,462,976
Interest received	13,033	17,955
Expenses paid	(222,367)	(161,419)

Net cash provided by operating activities	4,000,177	4,319,512

Cash flows from investing activities
Maturities of U.S. Government Securities	6,601,230	4,009,083
Purchases of U.S. Government Securities	(10,702,441)	(3,909,083)

Net cash provided by (used for) investing activities	(4,101,211)	100,000

Cash flow used for financing activity
Distributions to Unitholders	(6,166,405)	(3,870,404)

Net change in cash	(6,267,439)	549,108

Cash, beginning of year	6,377,990	3,970,870

Cash, end of quarter	$110,551	$4,519,978

Reconciliation of net income to net cash provided by operating activities

Net income	$1,473,853	$2,135,163
Decrease in accrued income	2,577,574	2,126,847
(Increase) Decrease in prepaid insurance	11,182	(19,491)
Increase (Decrease) in accrued expenses	(62,432)	76,993

Net cash provided by operating activities	$4,000,177	$4,319,512

See Notes to Financial Statements.

MESABI TRUST

NOTES TO FINANCIAL STATEMENTS

Note 1.                            The financial statements included herein have been prepared without audit (except for the balance sheet at January 31, 2006) in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Trustees, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the results of operations for the three months ended April 30, 2006 and 2005, (b) the financial positions at April 30, 2006 and January 31, 2006, and (c) the cash flows for the three months ended April 30, 2006 and 2005, have been made.

Note 2.                            Earnings per unit are based on weighted average number of units outstanding during the period (13,120,010 units).

Note 3.                            The Trustees have determined that the Unallocated Reserve should be maintained at a prudent level, usually within the range of $500,000 to $1,000,000, to meet present or future liabilities of the Trust. Accordingly, although the actual amount of the Unallocated Reserve will fluctuate from time to time, and may increase or decrease from its current level, it is currently intended that future distributions will be highly dependent upon royalty income as it is received quarterly and the level of Trust expenses that the Trustees anticipate occurring in subsequent quarters. The Trustees determine the level of distributions on a quarterly basis after receiving notification from Northshore Mining Company as to the amount of royalty income that will be received and after determination of any known or anticipated expenses, liabilities and obligations of the Trust. At April 30, 2006, the Unallocated Reserve was represented by $822,683 in unallocated cash and U.S. Government securities, and $1,700,192 of accrued revenue primarily representing royalties not yet received by the Trust but anticipated to be received in July 2006 from Northshore Mining Company as part of the royalty due with respect to the first fiscal quarter, based upon reported lessee shipping activity for the month of April 2006.

Item 2.    Trustees’ Discussion and Analysis of Financial Condition and Results of Operations.

Background

Mesabi Trust (“Mesabi Trust” or the “Trust”), formed pursuant to an Agreement of Trust dated July 18, 1961 (the “Agreement of Trust”), is a trust organized under the laws of the State of New York. The Agreement of Trust specifically prohibits the Trustees from entering into or engaging in any business. This prohibition applies even to business activities the Trustees deem necessary or proper for the preservation and protection of the Trust Estate. Accordingly, the Trustees’ activities in connection with the administration of Trust assets are limited to collecting income, paying expenses and liabilities, distributing net income to the holders of Certificates of Beneficial Interest in the Trust (“Unitholders”) after the payment of, or provision for, such expenses and liabilities, and protecting and conserving the assets held. Deutsche Bank Trust Company Americas, the Corporate trustee, performs certain administrative services for the Trust.

The Trustees do not intend to expand their responsibilities beyond those permitted or required by the Agreement of Trust, the Amendment to the Agreement of Trust dated October 25, 1982 (the “Amendment”), and those required under applicable law. The Trust has no employees, but it engages independent consultants to assist the Trustees in, among other things, monitoring the amount and sales prices of iron ore products shipped from Silver Bay, Minnesota, based on information supplied to the Trustees by Northshore Mining Company (“Northshore”), the lessee/operator of the Mesabi Trust lands, and its parent company Cleveland-Cliffs Inc (“CCI”). References to Northshore in this quarterly report, unless the context requires otherwise, are applicable to CCI as well.

Leasehold royalty income constitutes the principal source of the Trust’s revenue. Royalty rates are determined in accordance with the terms of Mesabi Trust’s leases and assignments of leases.

Three types of royalties, as well as royalty bonuses, comprise the Trust’s leasehold royalty income:

☐                                    Base overriding royalties, which historically constitute the majority of Mesabi Trust’s royalty income, are determined by both the volume and selling price of iron ore products shipped. Northshore is obligated to pay Mesabi Trust base overriding royalties in varying amounts, based on the volume of iron ore products shipped. Base overriding royalties are calculated as a percentage of the gross proceeds of iron ore products produced at Mesabi Trust lands (and to a limited extent other lands) and shipped from Silver Bay, Minnesota. The percentage ranges from 2-1/2% of the gross proceeds for the first one million tons of iron ore products so shipped annually to 6% of the gross proceeds for all iron ore products in excess of 4 million tons so shipped annually. Base overriding royalties are subject to price adjustments under the CCI Pellet Agreements (described elsewhere in this Report); such adjustments may be positive or negative. (See the section entitled “Royalty Comparisons” below for more information.)

☐                                    Royalty bonuses are earned when iron ore products shipped from Silver Bay are sold at prices above a threshold price. The royalty bonus is a percentage of the gross proceeds of product shipped from Silver Bay and sold at prices above a threshold price. The threshold price is adjusted (but not below $30.00) on an annual basis for inflation and deflation (the “Adjusted Threshold Price”). The Adjusted Threshold Price was $41.76 for calendar year 2004, $42.89 for calendar year 2005 and is $44.60 for calendar year 2006. The royalty bonus percentage ranges from 1/2 of 1% of the gross proceeds (on all tonnage shipped for sale at prices between the Adjusted Threshold Price and $2.00 above the Adjusted Threshold Price) to 3% of the gross proceeds (on all tonnage shipped for sale at prices $10.00 or more above the Adjusted Threshold Price). Royalty bonuses are subject to price adjustments under the CCI Pellet Agreements (as described elsewhere in this Report); such adjustments may be positive or negative. (See the section entitled “Royalty Comparisons” below for more information.)

☐                                    Fee royalties, which historically constitute a smaller component of the Trust’s royalty income, are payable to Mesabi Land Trust, a Minnesota land trust of which Mesabi Trust is the sole beneficiary and for which US Bank N.A. acts as trustee, and are based on the amount of crude ore mined. Currently, the fee royalty on crude ore is based on an agreed price per ton, subject to certain indexing. Crude ore is the source of iron oxides used to make iron ore pellets and other products.

☐                                    Minimum advance royalties:  Generally, Northshore’s obligation to pay base overriding royalties and royalty bonuses with respect to the sale of iron ore products accrues upon the shipment of those products from Silver Bay. However, regardless of whether any shipment has occurred, Northshore is obligated to pay to Mesabi Trust a minimum advance royalty. Each year, the amount of the minimum advance royalty is adjusted (but not below $500,000 per annum) for inflation and deflation. The minimum advance royalty was $696,161 for calendar year 2004, $714,988 for calendar year 2005 and is $743,420 for calendar year 2006. Until overriding royalties (and royalty bonuses, if any) for a particular year equal or exceed the minimum advance royalty for the year, Northshore must make quarterly payments of up to 25% of the minimum advance royalty for the year. Because minimum advance royalties are essentially prepayments of base overriding royalties and royalty bonuses earned each year, any minimum advance royalties paid in a fiscal quarter are recouped by credits against base overriding royalties and royalty bonuses earned in later fiscal quarters during the year.

Northshore is obligated to make quarterly royalty payments in January, April, July and October of each year. In the case of base overriding royalties and royalty bonuses, these quarterly royalty payments are to be made whether or not the related proceeds of sale have been received by Northshore by the time such payments become due.

Under the relevant documents, Northshore may mine and ship iron ore products from lands other than Mesabi Trust lands. Northshore alone determines whether to mine off Trust and/or such other lands, based on its current mining and engineering plan. The Trustees do not exert any influence over mining operational decisions. To encourage the use of iron ore products from Mesabi Trust lands, Mesabi Trust receives royalties on stated percentages of iron ore shipped from Silver Bay, whether or not the iron ore products are from Mesabi Trust lands. Mesabi Trust receives royalties at the greater of (i) the aggregate quantity of iron ore products shipped that were from Mesabi Trust lands, and (ii) a portion of the aggregate quantity of all iron ore products shipped that were from any lands, such portion being 90% of the first four million tons shipped during such year, 85% of the next two million tons shipped during such year, and 25% of all tonnage shipped during such year in excess of six million tons.

As noted above, the information regarding amounts and sales prices of shipped iron ore products is used to compute the royalties payable to Mesabi Trust by Northshore. As described elsewhere in this report, there are numerous factors that combine to influence the sale price of shipped iron ore products, and the interim and final price adjustments to the sale prices under the CCI Pellet Agreements. Accordingly, the Trustees cannot predict, nor do they attempt to forecast, the level of production at Northshore, the volume of shipments from Silver Bay or the amount of royalties, of any kind, that may be paid or become payable to the Trust.

Results of Operations

As shown in the table below, production of iron ore pellets at Northshore from Mesabi Trust lands during the fiscal quarter ended April 30, 2006 totaled approximately 1.2 million tons, and actual shipments over the same period totaled approximately 0.5 million tons. By comparison, actual pellet production for the comparable prior period approximated 1.2 million tons, and actual shipments approximated 0.5 million tons.

Fiscal Quarter Ended	Pellets Produced from Trust Lands (tons)	Shipments from Trust Lands (tons)
April 30, 2006	1,218,586	537,059
April 30, 2005	1,155,935	537,942

While production and shipments attributed to Trust lands during the fiscal quarter ended April 30, 2006 are relatively unchanged from the comparable prior period, total royalty income for the quarter decreased by approximately 30% over the comparable prior period, due to a slight decrease in pellet prices combined with a larger net decrease in the accrued income payable to the Trust as a result of the finalization of contract pricing adjustments under the CCI Pellet Agreements between calendar year 2004 and 2005. These contract pricing adjustments, which are recognized by the Trust during the first quarter of its fiscal year, are described in more detail below under the heading Iron Ore Pricing and Contract Adjustments and in the Trust’s Annual Report on Form 10-K for the year-ended January 31, 2006 under the heading “Risk Factors” in Part I — Item 1A.

Comparison of Three Months Ended April 30, 2006 and April 30, 2005

Net income for the quarter ended April 30, 2006 was $1,473,853, a decrease of approximately 31% compared to the quarter ended April 30, 2005. As with the decrease in total royalty income, the decrease in net income was caused by a slight decrease in pellet prices, as compared to the comparable prior period, combined with a larger net decrease in the accrued income payable to the Trust as a result of the finalization of contract pricing adjustments as described above. The decrease in total royalty income was partially offset by a reduction in the Trust’s expenses, as compared to the first quarter 2005, primarily due to a decrease in legal and accounting fees. Following is a summary of results for the three months ended April 30, 2006 and April 30, 2005, respectively.

	Three Months Ended April 30,
	2006	2005
Total royalty income	$1,636,998	$2,343,447
Interest income	7,972	10,638
Gross income	$1,561,098	$2,354,085

Expenses	171,117	218,922
Net income	$1,473,853	$2,135,163

Royalty Comparisons

Royalties received in April 2006 included a bonus royalty payment, reflecting prices of pellets shipped that exceeded the current Adjusted Threshold Price of $44.60 per ton. The following chart summarizes Mesabi Trust’s royalty income for the three months ended April 30, 2006 and April 30, 2005, respectively:

	Three Months Ended April 30,
	2006	2005
Base overriding royalties	$539,699	$925,016
Bonus royalties	985,542	1,323,270
Minimum advance royalty paid (recouped)	0	0
Fee royalties	111,757	95,161
Total royalty income	$1,636,998	$2,343,447

The above comparison reflects a 26% decrease in bonus royalties received versus the comparable prior period. This decrease is the result of slightly lower pellet prices, a small reduction in shipments and a higher Adjusted Threshold Price, each as compared to the prior period, all of which have the effect of reducing the bonus royalty payment to the Trust.

Unallocated Reserve

Unallocated Reserve as of April 30, 2006 was $2,522,875, an increase of 18.5% over the Unallocated Reserve as of April 30, 2005. The increase is primarily due to royalty revenue that was accrued on the Trust’s balance sheet at the end of the fiscal quarter, but not yet paid to the Trust (expected in late July 2006), resulting from an increase in tons shipped during the first quarter and an increase in bonus royalties. The increased royalty revenue accrual is reflected as accrued income receivable on the balance sheet at April 30, 2006, most of which the Trustees anticipate will be distributed, after providing for expenses and reserves, during the quarter in which it is received.

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

The Trustees will continue to monitor the economic circumstances of the Trust to strike a responsible balance between distributions to Unitholders and the need to maintain reserves at a prudent level, given the unpredictable nature of the iron ore industry, the Trust’s dependence on the actions of Northshore, and the fact that the Trust essentially has no other liquid assets.

	As of April 30,
	2006	2005
Unallocated Reserve	$2,522,875	$2,129,322

Recent Developments

Production and Shipments. In its Form 10-Q filed April 27, 2006, CCI stated that production for the first three months of 2006 for Northshore was 1.3 million tons of iron ore pellets, which represents an increase of 100,000 tons over the production through the first three months of 2005. CCI currently estimates Northshore production to be approximately 4.9 million tons of iron ore pellets (using iron ore mined from both Mesabi Trust lands and from other than Mesabi Trust lands) for calendar year 2006. Neither CCI nor Northshore has provided the Trust with an estimate for total calendar year 2006 shipments. The Trustees are unable to determine how CCI’s projections will impact shipments from Northshore specifically and the resulting effect, if any, on Mesabi Trust royalties.

During calendar years 2005, 2004, 2003, 2002 and 2001, the percentage of shipments of iron ore products from Mesabi Trust lands was approximately 90.1%, 92.0%, 95.5%, 97.5% and 99.2%, respectively, of total shipments. Northshore has not advised the Trustees as to the percentage of iron ore products from Mesabi Trust lands it anticipates shipping in calendar year 2006. See the description of the uncertainty of market conditions in the iron ore and steel industry under “Important Factors Affecting Mesabi Trust” below and the information under the heading “Risk Factors” in Part I — Item 1A of the Trust’s Annual Report on Form 10-K for the year-ended January 31, 2006

Iron Ore Pricing and Contract Adjustments. During the course of its fiscal year some portion of the royalties paid to Mesabi Trust will be based on estimated prices for iron ore products sold under certain term contracts between Northshore, CCI and certain of their customers (the “CCI Pellet Agreements”). Mesabi Trust is not a party to the CCI Pellet Agreements. These prices are subject to interim and final pricing adjustments, which can be positive or negative, and which adjustments are dependent in part on multiple price and inflation index factors that are not known until after the end of a contract year. This can result in significant and frequent variations in royalties received by Mesabi Trust (and in turn the resulting amount available for distribution to Unitholders by the Trust) from quarter to quarter and on a comparative historical basis, and these variations, which can be positive or negative, cannot be predicted by Mesabi Trust.

CCI reported in its Form 10-Q filed April 27, 2006 that it experienced slightly higher sales margins for the first quarter of 2006 versus the same period in 2005, as a result of higher price realizations which were partially offset by lower sales volume and higher production costs. According to CCI, the increase in sales prices of approximately fifteen percent for the first quarter of 2006 reflected the effect of lag year adjustments on CCI’s sales contract price adjustment factors along with higher steel prices and higher increases in the Producers Price Index. According to CCI, there was no effect on first quarter sales pricing from changes in the international benchmark pellet price but any change in the international pellet price, which is subject to ongoing negotiations, would have a retroactive effect on a portion of first quarter sales. The Trustees cannot predict whether iron ore prices will continue to increase or any potential impact on future royalties payable to the Trust.

Mittal Steel USA Agreements. Although Mesabi Trust is not a party to any iron ore supply contract with any customer of Northshore/CCI, the royalties it receives under the Amended Assignment Agreements are basically dependent on the volume and price of iron ore products that are shipped from Silver Bay. A substantial portion of shipments of iron ore from Mesabi Trust lands are sold under one of the CCI Pellet Agreements, the Pellet Sale and Purchase Agreement dated April 10, 2002 between CCI (together with Northshore and other affiliates) and International Steel Group, Inc. (together with its affiliates, “ISG”) (the “ISG Agreement”). According to the terms of the ISG Agreement, CCI is ISG’s sole supplier of iron ore through 2016 for its Cleveland and Indiana Harbor Works. The term of the ISG Agreement is through December 31, 2016, unless either party gives the other written notice to terminate by December 31, 2014 (two years prior to the end of the term). If no notice of termination is given, the agreement will continue on an annual basis, subject to termination with 2-years’ prior written notice. The ISG Agreement also provides for upward or downward adjustments of iron ore prices, which adjustments are dependent in part on multiple price and inflation index factors that are not known until after the end of a contract year. Many portions of the ISG Agreement such as prices, price adjustments and price adjustment formulas have received confidential treatment in accordance with the rules of the Securities and Exchange Commission and the Trustees have not been permitted to review the entire agreement. The Trustees are not able to quantify the effect of the amendment to the ISG Agreement on future royalties payable to the Trust.

Additional shipments of iron ore from Mesabi Trust lands are sold under the Amended and Restated Pellet Sale and Purchase Agreement dated May 17, 2004 between certain affiliates of CCI (including Northshore), ISG and ISG Weirton Inc. (the “Weirton Agreement”). According to the terms of the Weirton Agreement, CCI is one of two suppliers of iron ore pellets through 2018 to Weirton (now Mittal Steel-Weirton).

In its Form 10-K filed February 21, 2006, CCI stated that Mittal Steel USA (“Mittal”) (which acquired ISG, including ISG Weirton, in April 2005) is claiming overpayments of approximately $49.6 million and $8.7 million, respectively, under supplemental steel price sharing provisions of the ISG Agreement and the Weirton Agreement. In addition, Mittal permanently shut down the blast furnace at Weirton and had taken the position that it has no further obligation to purchase pellets under the Weirton Agreement. In a Form 8-K filed April 13, 2006, CCI indicated that it had entered into a letter agreement with Mittal resolving the Weirton Agreement dispute and modifying the terms of the three iron ore supply agreements between CCI and Mittal to aggregate minimum purchase requirements and permit the reduction or deferral of Mittal’s annual tonnage purchase obligation. Under the terms of the letter agreement, according to the Form 8-K, CCI agreed to cancel an invoice for approximately 325,000 tons of iron ore pellets and Mittal agreed to waive its overpayment claims.  The terms of the letter agreement will be reflected in a definitive agreement amending the terms of the three iron ore supply agreements between CCI and Mittal.

The Trust is not a party to the ISG Agreement or the Weirton Agreement and the Trustees are unable at this time to determine what, if any, impact CCI’s settlement with Mittal may have on royalties already paid or payable in the future to the Trust.

Mesabi Nugget Project. Since 2002, CCI has been participating in the Mesabi Nugget Project with Kobe Steel, Ltd. (“Kobe Steel”), Steel Dynamics, Inc., Ferrometrics, Inc. and the State of Minnesota. The project’s objective is to develop and apply a new iron making technology (Kobe Steel’s Itmk3 process) for converting iron ore into nearly pure iron nugget form. CCI has indicated that if the Mesabi Nugget Project successfully achieves commercialization, iron nuggets from this new process would be used as an alternative to steel scrap as a raw material for electric steel furnaces and blast furnaces or basic oxygen furnaces of integrated steel producers.

In its Form 10-Q filed April 27, 2006, CCI affirmed its continued involvement in the Mesabi Nugget Project and continues to state that it will be the supplier of iron ore. CCI’s board of directors has authorized $50 million in capital expenditures for the Mesabi Nugget Project, subject to the project obtaining non-recourse financing for its capital requirements in excess of equity investments made by the project participants and the project participants reaching mutually agreed upon terms. The authorized capital expenditures by CCI include $21 million for construction and operation of the commercial nugget plant, $25 million to expand the Northshore concentrator to provide the iron ore concentrate, and $4.4 million for railroad improvements to transport the concentrate. CCI stated further that its equity interest in the venture is expected to be approximately 25 percent.

Although Mesabi Trust is not a party to the Mesabi Nugget Project and its involvement in this project has not been solicited, iron ore from Mesabi Trust lands may be used to supply concentrate to the commercial modules. At this time, however, the Trustees are unable to make projections as to whether, and to what extent, any possible future royalties might be payable to the Trust with respect to any commercial nugget plants.

USWA Written Notification.  In its Form 10-Q filed April 27, 2006, CCI stated that it received a “Written Notification” from the United Steel Workers Association indicating that, effective April 1, 2006, the USWA initiated an organizing campaign at Northshore. CCI stated that, pursuant to its collective bargaining agreements with the USWA, it is required to remain neutral during the organizing campaign. CCI noted that previous efforts to organize Northshore employees have been unsuccessful.

EPA Notice of Violation. On February 15, 2006, the U.S. Environmental Protection Agency (“EPA”) issued a news release announcing that it had cited Northshore for four alleged violations. According to CCI’s Form 8-K filed February 15, 2006, the Notice of Violation (the “Notice”) alleges: (1) that Northshore violated the Prevention of Significant Deterioration (“PSD”) requirements of the Clean Air Act in the 1990 restart of Furnaces 11 and 12; (2) that Northshore violated the PSD Regulations in the 1995 restart of Furnace 6; (3) Title V operating permit violations for not including in the Title V permit all applicable requirements (including a compliance schedule for PSD and Best Available Control Technology requirements associated with the furnace restarts); and (4) Northshore’s failure to comply with calibration of monitoring equipment as required under Northshore’s Title V permit. CCI stated in its Form 10-Q filed April 27, 2006, that it was investigating the allegations in the Notice. The Trust was not named in the Notice and the Trustees have not received any information regarding the Notice, other than that which has been publicly reported by CCI. The Trustees cannot determine the impact, if any, of any proven violations on the revenues of the Trust.

Securities Regulation. The Trust is a publicly-traded trust listed on the New York Stock Exchange (“NYSE”) and is therefore subject to extensive regulation under, among others, the Securities Act of 1933, the Securities Exchange Act of 1934, the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and the rules and regulations of the NYSE. Issuers failing to comply with such authorities risk serious consequences, including criminal as well as civil and administrative penalties. In most instances, these laws, rules and regulations do not specifically address their applicability to publicly-traded trusts such as Mesabi Trust. In particular, Sarbanes-Oxley mandated the adoption by the Securities and Exchange Commission (the “SEC”) and NYSE of certain rules and regulations that are impossible for the Trust to literally satisfy because of its nature as a pass-through trust. Pursuant to NYSE rules the Trust is exempt from many of the corporate governance requirements that apply to publicly traded corporations.  The Trust does not have, nor does the Agreement of Trust provide for, a board of directors, an audit committee, a corporate governance committee or a compensation committee. The Trustees intend to closely monitor the SEC’s and NYSE’s rulemaking activity and will comply with such rules and regulations where applicable.

Important Factors Affecting Mesabi Trust

The Agreement of Trust specifically prohibits the Trustees from entering into or engaging in any business. This prohibition seemingly applies even to business activities the Trustees deem necessary or proper for the preservation and protection of the Trust Estate (as such term is defined below). Accordingly, the Trustees’ activities in connection with the administration of Trust assets are limited to collecting income, paying expenses and liabilities, distributing net income to the Trust’s Unitholders after the payment of, or provision for, such expenses and liabilities, and protecting and conserving the assets held. Consequently, the income of the Trust is highly dependent upon the activities and operations of

Northshore, and the terms and conditions of the leases and assignments of leases between the Trust and Northshore.

Neither the Trust nor the Trustees have any control over the operations and activities of Northshore, except within the framework of the leases and assignments of leases between the Trust and Northshore. CCI alone controls (i) historical operating data, including iron ore production volumes, marketing of iron ore products, operating and capital expenditures as they relate to Northshore, environmental and other liabilities and the effects of regulatory changes; (ii) plans for Northshore’s future operating and capital expenditures; (iii) geological data relating to reserves (iv) projected production of iron ore products; and (v) the decision to mine off Trust and/or state lands (which is based on its current mining and engineering plan). The Trustees do not exert any influence over mining operational decisions, nor do the Trustees provide any input regarding the ore reserve estimate reported by CCI. While the Trustees request material information for use in periodic reports as part of their evaluation of the Trust’s disclosure controls and procedures, the Trustees do not control this information and they rely on the information in CCI’s periodic and current filings with the SEC to provide accurate and timely information in the Trust’s reports filed with the SEC.

In accordance with the Agreement of Trust and the Amendment, the Trustees are entitled to, and in fact do rely, upon certain experts in good faith, including (i) the independent consultants with respect to monthly production and shipment reports, which include figures on crude ore production and iron ore pellet shipments, and discussions concerning the condition and accuracy of the scales and plans regarding the development of the Trust’s mining property; and (ii) the accounting firm they have contracted with for non-audit services, including reviews of financial data related to shipping and sales reports provided by Northshore and a review of the schedule of leasehold royalties payable to the Trust.

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

Forward-Looking Statements

Certain statements contained in this document are considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All such forward-looking statements, including those statements estimating calendar year 2006 production or shipments, are based on information from the lessee/operator (and its parent corporation) of the mine located on the lands owned and held in trust for the benefit of the holders of units of beneficial interest of Mesabi Trust. These statements may be identified by the use of forward-looking words, such as “may,” “will,” “could,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecast” and other similar words. Such forward-looking statements are inherently subject to known and unknown risks and uncertainties. Actual results and future developments could differ materially from the results or developments expressed in or implied by these forward-looking statements. For a discussion of the factors, including but not limited to, those that could adversely affect the Trust’s actual results and performance, see “Risk Factors” in Part I — Item 1A of the Trust’s Annual Report on Form 10-K for the year-ended January 31, 2006. Mesabi Trust undertakes no obligation, other than that imposed by law, to make any revisions to the forward-looking statements contained in this filing or to update them to reflect circumstances occurring after the date of this filing.

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

PART II - OTHER INFORMATION

Item 1.                     Legal Proceedings.

None.

Item 1A.            Risk Factors

There have been no material changes in the Trust’s risk factors as described in Part I Item 1A, “Risk Factors” in the Trust’s Annual Report on Form 10-K for the year ended January 31, 2006.

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

99.1               Report dated June 5, 2006 of Gordon, Hughes and Banks, LLP regarding its review of the un-audited interim financial statements of Mesabi Trust for its quarter ending April 30, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MESABI TRUST
(Registrant)

	By:	DEUTSCHE BANK TRUST COMPANY AMERICAS
Corporate Trustee
Principal Administrative Officer and duly authorized signatory:*

	By:	Deutsche Bank National Trust Company

Date: June 9, 2006	By:	/s/ Rodney Gaughan
Name: Rodney Gaughan
Title: Assistant Vice President

* There are no principal executive officers or principal financial officers of the registrant.