Form 10-Q/A
period 2006-04-30
MESABI TRUST
filed 2006-06-13
CIK 65172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment on Form 10-Q/A is filed solely to correct a typographical error in Part I. Financial Information, Item 2. Trustees’ Discussion and Analysis of Financial Condition and Results of Operations as included in the Quarterly Report on Form 10-Q filed by Mesabi Trust (“Mesabi Trust” or the “Trust”) on June 9, 2006 (the “Form 10-Q”). In the table disclosing the comparison of the three months ended April 30, 2006 and April 30, 2005, the gross income number reported under the column headed “2006” was reported as $1,561,098 when it should have been reported as $1,644,970. This Form 10-Q/A corrects that inadvertent typographical error.

Part II. Other Information, Item 6. Exhibits, is also being amended to provide updated Exhibits 31 and 32. All other information in the Form 10-Q remains unchanged and has not been repeated in this Amendment. Accordingly, this Form 10-Q/A should be read in conjunction with the Form 10-Q.

Except as described above, there have been no changes to the Form 10-Q. This amendment does not reflect events occurring after the original filing date of the Form 10-Q.

PART I - FINANCIAL INFORMATION

Item 2.    Trustees’ Discussion and Analysis of Financial Condition and Results of Operations.

Comparison of Three Months Ended April 30, 2006 and April 30, 2005

Net income for the quarter ended April 30, 2006 was $1,473,853, a decrease of approximately 31% over the quarter ended April 30, 2005. As with the decrease in total royalty income, the decrease in net income was caused by a slight decrease in pellet prices, as compared to the comparable prior period, combined with a larger net decrease in the accrued income payable to the Trust as a result of the finalization of contract pricing adjustments as described above. The decrease in total royalty income was partially offset by a reduction in the Trust’s expenses, as compared to the first quarter 2005, primarily due to a decrease in legal and accounting fees. Following is a summary of results for the three months ended April 30, 2006 and April 30, 2005, respectively.

	Three Months Ended April 30,
	2006	2005
Total royalty income	$1,636,998	$2,343,447
Interest income	7,972	10,638
Gross income	$1,644,970	$2,354,085

Expenses	171,117	218,922
Net income	$1,473,853	$2,135,163

Item 6.    Exhibits.

31	Certification of Corporate Trustee of Mesabi Trust pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Corporate Trustee of Mesabi Trust pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MESABI TRUST
(Registrant)

	By:	DEUTSCHE BANK TRUST COMPANY AMERICAS
Corporate Trustee
Principal Administrative Officer and duly authorized signatory:*

	By:	Deutsche Bank National Trust Company

Date: June 13, 2006	By:	/s/ Rodney Gaughan
Name: Rodney Gaughan
Title: Assistant Vice President

* There are no principal executive officers or principal financial officers of the registrant.