Form 10-Q
period 2006-07-31
MESABI TRUST
filed 2006-09-08
CIK 65172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2006

or

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                               to

Commission File Number:  1-4488

MESABI TRUST

(Exact name of registrant as specified in its charter)

New York	13-6022277
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

c/o Deutsche Bank Trust Company Americas	10005
Trust & Securities Services – GDS	(Zip code)
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

As of September 7, 2006, there were 13,120,010 Units of Beneficial Interest in Mesabi Trust outstanding.

PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.  (Note 1)

Mesabi Trust

Condensed Statements of Income

Three and Six Months Ended July 31, 2006 and 2005

(unaudited)

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2006	2005	2006	2005

A. Condensed Statements of Income

Revenues
Royalty income	$6,310,152	$5,541,043	$7,947,151	$7,884,491
Interest income	16,962	12,410	24,934	23,047
	6,327,114	5,553,453	7,972,085	7,907,538

Expenses	137,759	145,972	308,876	364,895

Net income	$6,189,355	$5,407,481	$7,663,209	$7,542,643

Weighted average number of units outstanding	13,120,010	13,120,010	13,120,010	13,120,010

Net income per unit (Note 2)	$0.47	$0.41	$0.58	$0.57

Distributions declared per unit	$0.40	$0.37	$0.70	$0.70

See Notes to Condensed Financial Statements.

Mesabi Trust

Condensed Balance Sheets

July 31, 2006 (unaudited) and January 31, 2006

	July 31, 2006	January 31, 2006
	(unaudited)
B. Condensed Balance Sheets

Assets

Cash	$5,398,820	$6,377,990

U.S. Government securities, at amortized cost (which approximates market)	668,387	648,193

Accrued income receivable	2,631,154	4,277,766
Prepaid expenses	61,904	25,007
Total current assets	8,760,265	11,328,956

Fixed property, including intangibles, at nominal values:

Amended Assignment of Peters Lease	1	1

Assignment of Cloquet Lease	1	1

Certificate of beneficial interest for 13,120,010 units of land trust	1	1
	3	3

	$8,760,268	$11,328,959

Liabilities, Unallocated Reserve and Trust Corpus

Liabilities
Distribution payable	$5,248,004	$6,166,405
Accrued expenses	48,035	177,527
Total current liabilities	5,296,039	6,343,932

Unallocated Reserve (Note 3)	3,464,226	4,985,024
Trust Corpus	3	3

	$8,760,268	$11,328,959

See Notes to Condensed Financial Statements.

Mesabi Trust

Condensed Statements of Cash Flows

Six Months Ended July 31, 2006 and 2005 (unaudited)

	Six Months Ended
	July 31,
	2006	2005

C. Condensed Statements of Cash Flows

Cash flows from operating activities
Royalties received	$9,591,781	$9,599,253
Interest received	26,915	26,655
Expenses paid	(475,264)	(356,774)

Net cash provided by operating activities	9,143,432	9,269,134

Cash flows from investing activities
Maturities of U.S. Government Securities	10,810,385	8,452,420
Purchases of U.S. Government Securities	(10,830,579)	(8,352,420)

Net cash provided by (used for) investing activities	(20,194)	100,000

Cash flow from financing activities
Distributions to Unitholders	(10,102,408)	(8,200,006)

Net change in cash	(979,170)	1,169,128

Cash, beginning of year	6,377,990	3,970,870

Cash, end of quarter	$5,398,820	$5,139,998

Reconciliation of net income to net cash provided by operating activities

Net income	$7,663,209	$7,542,643
Decrease in accrued income receivable	1,646,612	1,718,370
Increase in prepaid expenses	(36,897)	(4,762)
(Decrease) increase in accrued expenses	(129,492)	12,883

Net cash provided by operating activities	$9,143,432	$9,269,134

See Notes to Condensed Financial Statements.

MESABI TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS

July 31, 2006 (unaudited)

Note 1.         The financial statements included herein have been prepared without audit (except for the balance sheet at January 31, 2006) in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of the Trustees, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the results of operations for the three months and six months ended July 31, 2006 and 2005, (b) the financial position at July 31, 2006 and January 31, 2006, and (c) the cash flows for the six months ended July 31, 2006 and 2005, have been made.

Note 2.         Earnings per unit are based on weighted average number of units outstanding during the periods presented (13,120,010 units).

Note 3.         The Trustees have determined that the Unallocated Reserve should be maintained at a prudent level, usually within the range of $500,000 to $1,000,000, to meet present or future liabilities of the Trust.  Accordingly, although the actual amount of the Unallocated Reserve will fluctuate from time to time, and may increase or decrease from its current level, it is currently intended that future distributions will be highly dependent upon royalty income as it is received quarterly and the level of Trust expenses that the Trustees anticipate occurring in subsequent quarters.  The Trustees determine the level of distributions on a quarterly basis after receiving notification from Northshore Mining Company as to the amount of royalty income that will be received and after determination of any known or anticipated expenses, liabilities and obligations of the Trust.  At July 31, 2006, the Unallocated Reserve was represented by $833,072 in unallocated cash and U.S. Government securities, and $2,631,154 of accrued revenue primarily representing royalties not yet received by the Trust but anticipated to be received in October 2006 from Northshore Mining Company as part of the royalty due with respect to the second fiscal quarter, based upon reported lessee shipping activity for the month of July 2006.

Item 2.    Trustees’ Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Certain statements contained in this document are considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  All such forward-looking statements, including those statements estimating calendar year 2006 production or shipments, are based on information from the lessee/operator (and its parent corporation) of the mine located on the lands owned and held in trust for the benefit of the holders of units of beneficial interest of Mesabi Trust.  These statements may be identified by the use of forward-looking words, such as “may,” “will,” “could,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecast” and other similar words.  Such forward-looking statements are inherently subject to known and unknown risks and uncertainties.  Actual results and future developments could differ materially from the results or developments expressed in or implied by these forward-looking statements.  For a discussion of the factors, including but not limited to, those that could adversely affect the Trust’s actual results and performance, see “Risk Factors” in Part I – Item 1A of the Trust’s Annual Report on Form 10-K for the year-ended January 31, 2006.  Mesabi Trust undertakes no obligation, other than that imposed by law, to make any revisions to the forward-looking statements contained in this filing or to update them to reflect circumstances occurring after the date of this filing.

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

Three types of royalties, as well as royalty bonuses, comprise the Trust’s leasehold royalty income:

•                                          Base overriding royalties, which historically constitute the majority of Mesabi Trust’s royalty income, are determined by both the volume and selling price of iron ore products shipped.  Northshore is obligated to pay Mesabi Trust base overriding royalties in varying amounts, based on the volume of iron ore products shipped.  Base overriding royalties are calculated as a percentage of the gross proceeds of iron ore products produced at Mesabi Trust lands (and to a limited extent other lands) and shipped from Silver Bay, Minnesota.  The percentage ranges from 2-1/2% of the gross proceeds for the first one million tons of iron ore products so shipped annually to 6% of the gross proceeds for all iron ore products in excess of 4 million tons so shipped annually.  Base overriding royalties are subject to price adjustments under the CCI Pellet Agreements and, as described elsewhere in this report, such adjustments may be positive or negative.  (See the section entitled “Royalty Comparisons” below for more information.)

•                                          Royalty bonuses are earned when iron ore products shipped from Silver Bay are sold at prices above a threshold price.  The royalty bonus is a percentage of the gross proceeds of product shipped from Silver Bay and sold at prices above a threshold price.  The threshold price is adjusted (but not below $30.00) on an annual basis for inflation and deflation (the “Adjusted Threshold Price”).  The Adjusted Threshold Price is $44.60 per ton for calendar year 2006.  Comparatively, the Adjusted Threshold Price was $42.89 for calendar year 2005.  The royalty bonus percentage ranges from 1/2 of 1% of the gross proceeds (on all tonnage shipped for sale at prices between the Adjusted Threshold Price and $2.00 above the Adjusted Threshold Price) to 3% of the gross proceeds (on all tonnage shipped for sale at prices $10.00 or more above the Adjusted Threshold Price).  Royalty bonuses are subject to price adjustments under the CCI Pellet Agreements and, as described elsewhere in this report, such adjustments may be positive or negative.  (See the section entitled “Royalty Comparisons” below for more information.)

•                                          Fee royalties, which historically constitute a smaller component of the Trust’s royalty income, are payable to Mesabi Land Trust, a Minnesota land trust, which holds a 20% interest as fee owner in the Peters Lease.  Mesabi Trust holds the entire beneficial interest in the Mesabi Land Trust for which U.S. Bank N.A. acts as trustee.  Mesabi Trust is entitled to receive the net income of the Mesabi Land Trust, which is generated from royalties on the amount of crude ore mined after the payment of expenses.  Currently, the fee royalty on crude ore is based on an agreed price per ton, subject to certain indexing.  Crude ore is the source of iron oxides used to make iron ore pellets and other products.

•                                          Minimum advance royalties:  Generally, Northshore’s obligation to pay base overriding royalties and royalty bonuses with respect to the sale of iron ore products accrues upon the shipment of those products from Silver Bay.  However, regardless of whether any shipment has occurred, Northshore is obligated to pay to Mesabi Trust a minimum advance royalty.  Each year, the amount of the minimum advance royalty is adjusted (but not below $500,000 per annum) for inflation and deflation.  The minimum advance royalty was $714,988 for calendar year 2005 and is $743,420 for calendar year 2006.  Until overriding royalties (and royalty bonuses, if any) for a particular year equal or exceed the minimum advance royalty for the year, Northshore must make quarterly payments of up to 25% of the minimum advance royalty for the year.  Because minimum advance royalties are essentially prepayments of base overriding royalties and royalty bonuses earned each year, any minimum advance royalties paid in a fiscal quarter are recouped by credits against base overriding royalties and royalty bonuses earned in later fiscal quarters during the year.

Northshore is obligated to make quarterly royalty payments in January, April, July and October of each year.  In the case of base overriding royalties and royalty bonuses, these quarterly royalty payments are to be made whether or not the related proceeds of sale have been received by Northshore by the time such payments become due.

Under the relevant agreements, Northshore may mine and ship iron ore products from lands other than Mesabi Trust lands.  Northshore alone determines whether to mine off Trust and/or such other lands, based on its current mining and engineering plan.  The Trustees do not exert any influence over mining operational decisions.  To encourage the use of iron ore products from Mesabi Trust lands, Mesabi Trust receives royalties on stated percentages of iron ore shipped from Silver Bay, whether or not the iron ore products are from Mesabi Trust lands.  Mesabi Trust receives royalties at the greater of (i) the aggregate quantity of iron ore products shipped that were mined from Mesabi Trust lands, and (ii) a portion of the aggregate quantity of all iron ore products shipped that were mined from any lands, such portion being 90% of the first four million tons shipped during such year, 85% of the next two million tons shipped during such year, and 25% of all tonnage shipped during such year in excess of six million tons.

As noted above, the information regarding amounts and sales prices of shipped iron ore products is used to compute the royalties payable to Mesabi Trust by Northshore.  Deutsche Bank Trust Company Americas, the Corporate Trustee, also performs certain administrative functions for Mesabi Trust.

Results of Operations

As shown in the table below, production of iron ore pellets at Northshore from Mesabi Trust lands during the fiscal quarter ended July 31, 2006 totaled approximately 1.25 million tons, and actual shipments over the same period totaled approximately 1.43 million tons.  By comparison, actual pellet production during the same period in 2005 totaled approximately 1.04 million tons, and actual shipments approximated 1.35 million tons.

Three Months Ended	Pellets Produced from Trust Lands	Shipments from Trust Lands
July 31, 2006	1,246,138	1,427,269
July 31, 2005	1,035,952	1,351,033

During the six months ended July 31, 2006, production of iron ore pellets at Northshore from Mesabi Trust lands totaled approximately 2.46 million tons, and actual shipments over the same period totaled approximately 1.96 million tons.  By comparison, actual pellet production during the same period in 2005 totaled approximately 2.19 million tons, and actual shipments approximated 1.89 million tons.

Six Months Ended	Pellets Produced from Trust Lands	Shipments from Trust Lands
July 31, 2006	2,464,724	1,964,328
July 31, 2005	2,191,887	1,888,975

The higher production and shipment figures through July 31, 2006, are the result of increased mining activity at Northshore combined with an increase in the volume of shipments from Silver Bay.

Comparison of Three Months Ended July 31, 2006 and July 31, 2005

Net income for the quarter ended July 31, 2006 was $6,189,355 an increase of approximately 14% compared to the fiscal quarter ended July 31, 2005.  This increase was due to increases in the base overriding royalties paid to the Trust, resulting from an increase in the volume of shipments, and higher royalty bonuses during the quarter due to increases in pellet prices.  In addition, expenses decreased nearly 6% from the comparable prior period due to a reduction in the general and administrative expenses, primarily legal and accounting fees, incurred by the Trust.  The following table provides a summary of results for the three months ended July 31, 2006 and July 31, 2005, respectively.

	Three Months Ended July 31,
	2006	2005
Total royalty income	$6,310,152	$5,541,043
Interest income	16,962	12,410
Gross income	6,327,114	5,553,453

Expenses	137,759	145,972
Net income	$6,189,355	$5,407,481

Comparison of Six Months Ended July 31, 2006 and July 31, 2005

Net income for the six months ended July 31, 2006 was $7,663,209, an increase of approximately 2% over the six months ended July 31, 2005.  This increase was due to a slight increase in the bonus royalties figure for the first half of fiscal 2007.  Trust expenses also decreased 15% from the comparable prior period due to a reduction in the general and administrative expenses, primarily legal and accounting fees, incurred by the Trust.  Following is a summary of results for the six months ended July 31, 2006 and July 31, 2005, respectively.

	Six Months Ended July 31,
	2006	2005
Total royalty income	$7,947,151	$7,884,491
Interest income	24,934	23,047
Gross income	7,972,085	7,907,538

Expenses	308,876	364,895
Net income	$7,663,209	$7,542,643

Unallocated Reserve

Unallocated Reserve as of July 31, 2006 was $3,464,226, an increase of approximately 29% compared to the Unallocated Reserve as of July 31, 2005.  The increase is primarily due to an increase in the royalty revenue that was accrued on the Trust’s balance sheet at the end of the fiscal quarter ended July 31, 2006, but not yet paid to the Trust.  At July 31, 2006, approximately 76% of the Unallocated Reserve, or $2,631,154, was accrued revenue primarily representing royalties not yet received by the Trust but anticipated to be received in October 2006 from Northshore as part of the royalty due with respect to the Trust’s second fiscal quarter.  The increased royalty revenue accrual, which is based upon reported lessee shipping activity for the month of July 2006, is reflected as Accrued Income Receivable on the balance sheet at July 31, 2006, which the Trustees anticipate will be distributed, after providing for expenses and reserves, during the quarter in which it is received.

The Trustees have determined that a portion of the Unallocated Reserve, usually within the range of $500,000 to $1,000,000 or such other amount as the Trustees may deem prudent, should be maintained as a reserve for unexpected loss contingencies.  At July 31, 2006, approximately 24% of the Unallocated Reserve, or $833,072, was represented by unallocated cash and U.S. Government securities.

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

	As of July 31,
	2006	2005
Unallocated Reserve	$3,464,226	$2,682,399

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

Royalty Comparisons

Royalties received in July 2006 included a royalty bonus payment, reflecting prices of pellets shipped that exceeded the current Adjusted Threshold Price of $44.60 per ton.  Total royalty income for the three months ended July 31, 2006 increased approximately 14%, as compared to the prior comparable period due to an increase in the volume of shipments and generally higher pellet prices.  The following table summarizes Mesabi Trust’s royalty income for the three months ended July 31, 2006 and July 31, 2005, respectively:

	Three Months Ended July 31,
	2006	2005
Base overriding royalties	$3,373,097	$3,011,663
Bonus royalties	2,823,672	2,445,365
Minimum advance royalty paid (recouped)	—	—
Fee royalties	113,383	84,015
Total royalty income	$6,310,152	$5,541,043

Total royalty income for the six months ended July 31, 2006 increased less than 1%, as compared to the prior comparable period.  The slightly higher total royalty income figure is the result of a small increase in bonus royalties and fee royalty figures due to higher pellet prices and increased production at Northshore.  The following table summarizes Mesabi Trust’s royalty income for the six months ended July 31, 2006 and July 31, 2005, respectively:

	Six Months Ended July 31,
	2006	2005
Base overriding royalties	$3,912,795	$3,936,680
Bonus royalties	3,809,214	3,768,634
Minimum advance royalty paid (recouped)	—	—
Fee royalties	225,142	179,177
Total royalty income	$7,947,151	$7,884,491

Recent Developments

Production and Shipments.  CCI reported in its Form 10-Q filed July 27, 2006 that production for the first six months of 2006 for Northshore was approximately 2.5 million tons of iron ore pellets, representing an increase of approximately 100,000 tons from the first six months of 2005.  CCI’s  forecast for production at Northshore is currently set at 5.0 million tons of iron ore pellets (using iron ore mined both from Mesabi Trust lands and from other than Mesabi Trust lands) for calendar year 2006, which represents an increase of 100,000 tons from total actual production for calendar year 2005.  Northshore has not provided the Trustees with an estimate of its calendar year 2006 shipments of iron ore pellets.

During calendar years 2005, 2004, 2003, 2002 and 2001, the percentage of shipments of iron ore products from Mesabi Trust lands was approximately 90.1%, 92.0%, 95.5%, 97.5% and 99.2%, respectively, of total shipments.  Northshore has not advised the Trustees as to the percentage of iron ore products from Mesabi Trust lands it anticipates shipping in calendar year 2006.  See the description of the uncertainty of market conditions in the iron ore and steel industry under “Important Factors Affecting Mesabi Trust” below and the information under the heading “Risk Factors” in Part I – Item 1A of the Trust’s Annual Report on Form 10-K for the year-ended January 31, 2006.

Capacity Expansions.  In a Form 8-K filed August 10, 2006, CCI stated that it is reevaluating its plans to restart an idled pellet furnace at the Northshore Mine’s pellet facility.  As previously reported, CCI decided to defer plans to repair and restart an idle furnace at Northshore until market conditions improved.  CCI estimates that its annual production would increase by approximately 800,000 tons if it were to restart the idle furnace at Northshore.  Northshore has not provided the Trustees with an estimate of its future production plans or anticipated shipments of iron ore pellets.  Accordingly, the Trustees are unable to make any projections as to the extent to which CCI’s potential capacity expansions, if any, may impact future royalties payable to the Trust.

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

CCI reported in its Form 10-Q filed July 27, 2006 that it experienced a decrease in sales margins for the second quarter and first half of 2006 versus the same period in 2005.  The decrease was primarily due to lower sales volume and higher production costs, partially offset by higher sales price realizations.  According to CCI, the increase in sales prices of approximately 13 percent in its second quarter and 14 percent in the first half of 2006 reflected contractual base price increases, higher term sales contract escalation factors including higher steel pricing, higher Producers Price Index, and lag year adjustments, partially offset by lower international benchmark steel prices.  CCI reported a 15 percent increase in operating expenses in its second quarter with a 12 percent increase through June 30, 2006, due to higher energy and supply pricing, higher labor costs, increased maintenance activity and lower production. The Trustees are unable to predict whether base contract iron ore prices will continue to increase or whether such increases have any potential impact on future royalties payable to the Trust.

Because the shipments of iron ore products using iron ore mined from Mesabi Trust lands represent only a fraction of CCI’s overall sales and because Mesabi Trust is not party to the CCI Pellet Agreements, while this news indicates that the trend of prices realized by CCI appears higher, the actual impact on royalties (and ultimately distributions by Mesabi Trust) cannot be estimated.

Mittal Steel USA Agreements.  Even though Mesabi Trust is not a party to any iron ore supply contract with any customer of Northshore/CCI, the royalties it receives under the Amended Assignment Agreements are dependent on the volume and price of iron ore products that are shipped from Silver Bay.  A substantial portion of shipments of iron ore from Mesabi Trust lands are sold under one of the CCI Pellet Agreements, the Pellet Sale and Purchase Agreement dated April 10, 2002 between CCI (together with Northshore and other affiliates) and International Steel Group, Inc. (together with its affiliates, “ISG”) (the “ISG Agreement”).  According to the terms of the ISG Agreement, CCI is ISG’s sole supplier of iron ore through 2016 for its Cleveland and Indiana Harbor Works.  The term of the ISG Agreement is through December 31, 2016, unless either party gives the other written notice to terminate by December 31, 2014 (two years prior to the end of the term).  If no notice of termination is given, the agreement will continue on an annual basis, subject to termination with 2-years’ prior written notice.  The ISG Agreement also provides for upward or downward adjustments of iron ore prices, which adjustments are dependent in part on multiple price and inflation index factors that are not known until after the end of a contract year.  Many portions of the ISG Agreement such as prices, price adjustments and price adjustment formulas have received confidential treatment in accordance with the rules of the Securities and Exchange Commission and the Trustees have not been permitted to review the entire agreement.  The Trustees are not able to quantify the effect of the amendment to the ISG Agreement on future royalties payable to the Trust.

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

In its Form 10-Q filed July 27, 2006, CCI reported that on April 13, 2006, it entered into a letter agreement with Mittal Steel USA that resolved a dispute between the companies over the terms of the iron ore supply agreement between CCI and Mittal Steel USA’s Weirton facility.  Under the terms of the letter agreement, the three separate iron ore supply agreements between CCI and Mittal Steel USA’s Cleveland and Indiana Harbor West, Indiana Harbor East and Weirton facilities were modified to aggregate Mittal Steel USA’s purchases under the agreements during the years 2006 through and including 2010. During this period, Mittal Steel USA is obligated to purchase specified minimum tonnages of iron ore pellets on an aggregate basis as specified in the letter agreement.  The terms of the letter agreement permit Mittal Steel USA to manage its ore inventory levels through buy down provisions, which permit Mittal Steel USA to reduce its tonnage purchase obligation each year at a specified price per ton, and with deferral provisions, which permit Mittal Steel USA to defer a portion of its annual tonnage purchase obligation beginning in 2007.  The letter agreement also permits Mittal Steel USA to use the committed volume at any of its facilities.  As part of the settlement, CCI canceled an invoice for approximately 325,000 tons of iron ore pellets that were not purchased by Mittal Steel USA’s Weirton facility in January 2006. In addition, Mittal Steel USA waived all Special Steel Payment claims as described in CCI’s Form 8-K filed on February 10, 2006.

The terms of the letter agreement resulted in a definitive agreement that amended the terms of the three separate iron ore supply agreements between the Company and Mittal Steel USA’s Cleveland and Indiana Harbor West, Indiana Harbor East and Weirton facilities.

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

In its Form 10-Q filed July 27, 2006, CCI affirmed its continued involvement in the Mesabi Nugget Project.  CCI’s board of directors has authorized $50 million in capital expenditures for the Mesabi Nugget Project, subject to the project obtaining non-recourse financing for its capital requirements in excess of equity investments made by the project participants and the project participants reaching mutually agreed upon terms.  The authorized capital expenditures by CCI include $21 million for construction and operation of the commercial nugget plant, $25 million to expand the Northshore concentrator to provide the iron ore concentrate, and $4.4 million for railroad improvements to transport the concentrate.  CCI stated further that its equity interest in the venture is expected to be approximately 25 percent.

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

USWA Written Notification.  In its Form 10-Q filed April 27, 2006, CCI stated that it received a “Written Notification” from the United Steel Workers Association indicating that, effective April 1, 2006, the USWA initiated an organizing campaign at Northshore.  CCI stated that, pursuant to its collective bargaining agreements with the USWA, it was required to remain neutral during the organizing campaign.  In its Form 10-Q filed July 27, 2006, CCI reported that based upon subsequent conversations with USWA representatives, the organizing campaign has been postponed pending resolution of issues relating to the neutrality commitment in the collective bargaining agreement.  CCI also reported that although previous efforts to organize Northshore employees have been unsuccessful, it cannot predict the timing of when a campaign may begin or the outcome of a campaign when it begins.  The Trustees cannot determine the impact such a campaign may have, if any, on the future royalties of the Trust.

EPA Notice of Violation.  In a Form 8-K filed on February 15, 2006, CCI reported that Northshore received a Notice of Violation (the “Notice”) from the U.S. Environmental Protection Agency

(“EPA”) alleging: (1) that Northshore violated the Prevention of Significant Deterioration (“PSD”) requirements of the Clean Air Act in the 1990 restart of Furnaces 11 and 12; (2) that Northshore violated the PSD Regulations in the 1995 restart of Furnace 6; (3) Title V operating permit violations for not including in the Title V permit all applicable requirements (including a compliance schedule for PSD and Best Available Control Technology requirements associated with the furnace restarts); and (4) Northshore’s failure to comply with calibration of monitoring equipment as required under Northshore’s Title V permit.  CCI reported in its Form 10-Q filed July 27, 2006 that the alleged violations took place before it acquired Northshore (formerly Cyprus Northshore Mining Company) in a stock purchase in 1994.  CCI has investigated the allegations in the Notice and has communicated its position to the EPA.  The Trust has not been named in the Notice and the Trustees have not received any information regarding the Notice, other than that which has been publicly reported by CCI.  The Trustees cannot determine the impact, if any, of any proven violations on the future royalties of the Trust.

Securities Regulation.  The Trust is a publicly-traded trust listed on the New York Stock Exchange (“NYSE”) and is therefore subject to extensive regulation under, among others, the Securities Act of 1933, the Securities Exchange Act of 1934, the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and the rules and regulations of the NYSE.  Issuers failing to comply with such authorities risk serious consequences, including criminal as well as civil and administrative penalties.  In most instances, these laws, rules and regulations do not specifically address their applicability to publicly-traded trusts such as Mesabi Trust.  In particular, Sarbanes-Oxley mandated the adoption by the Securities and Exchange Commission (the “SEC”) and NYSE of certain rules and regulations that are impossible for the Trust to literally satisfy because of its nature as a pass-through trust.  Pursuant to NYSE rules the Trust is exempt from many of the corporate governance requirements that apply to publicly traded corporations.   The Trust does not have, nor does the Agreement of Trust provide for, a board of directors, an audit committee, a corporate governance committee or a compensation committee.  The Trustees intend to closely monitor the SEC’s and NYSE’s rulemaking activity and will comply with such rules and regulations to the extent applicable.

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

For a discussion of additional factors, including but not limited to those that could adversely affect the Trust’s actual results and performance, see “Risk Factors” in Part I – Item 1A of the Trust’s Annual Report on Form 10-K for the year-ended January 31, 2006.

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

99.1     Report of Gordon, Hughes & Banks, LLP, dated September 5, 2006 regarding its review of the unaudited interim financial statements of Mesabi Trust for its quarter ended July 31, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MESABI TRUST
(Registrant)

	By:	DEUTSCHE BANK TRUST COMPANY AMERICAS
Corporate Trustee

	By:	DEUTSCHE BANK NATIONAL TRUST COMPANY

Date: September 8, 2006	By:	/s/ Rodney Gaughan
Name: Rodney Gaughan
Title: Assistant Vice President

* There are no principal executive officers or principal financial officers of the registrant.