Form 10-Q
period 2006-10-31
MESABI TRUST
filed 2006-12-08
CIK 65172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2006

or

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
Yes  ☐  No  ☒

As of December 7, 2006 there were 13,120,010 Units of Beneficial Interest in Mesabi Trust outstanding.

PART I - FINANCIAL INFORMATION

Item 1.                     Financial Statements.  (Note 1)

Mesabi Trust

Condensed Statements of Income

Three and Nine Months Ended October 31, 2006 and 2005 (unaudited)

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2006	2005	2006	2005

A. Condensed Statements of Income

Revenues
Royalty income	$7,159,704	$5,564,066	$15,106,855	$13,448,556
Interest income	20,388	14,707	45,322	37,755
	7,180,092	5,578,773	15,152,177	13,486,311

Expenses	134,465	124,590	443,341	489,484

Net income	$7,045,627	$5,454,183	$14,708,836	$12,996,827

Number of units outstanding	13,120,010	13,120,010	13,120,010	13,120,010

Net income per unit (Note 2)	$0.54	$0.42	$1.12	$0.99

Distributions declared per unit	$0.585	$0.36	$1.29	$1.06

See Notes to Condensed Financial Statements.

Mesabi Trust
Condensed Balance Sheets
October 31, 2006 (unaudited) and January 31, 2006

	October 31, 2006	January 31, 2006

B. Condensed Balance Sheets

Assets

Cash	$7,871,337	$6,377,990

U.S. Government securities, at amortized cost (which approximates market)	727,883	648,193

Accrued income receivable	1,933,788	4,277,766
Prepaid expenses	40,302	25,007
	10,573,310	11,328,956

Fixed property, including intangibles, at nominal values

Amended Assignment of Peters Lease	1	1

Assignment of Cloquet Lease	1	1

Certificate of beneficial interest for 13,120,010 units of land trust	1	1
	3	3

	$10,573,313	$11,328,959

Liabilities, Unallocated Reserve and Trust Corpus

Liabilities
Distribution payable	$7,675,206	$6,166,405
Accrued expenses	63,457	177,527
	7,738,663	6,343,932

Unallocated Reserve (Note 3)	2,834,647	4,985,024
Trust Corpus	3	3

	$10,573,313	$11,328,959

See Notes to Condensed Financial Statements.

Mesabi Trust
Condensed Statements of Cash Flows
Nine Months Ended October 31, 2006 and 2005 (unaudited)

	Nine Months Ended
	October 31,
	2006	2005

C. Condensed Statements of Cash Flows

Cash flows from operating activities
Royalties received	$17,448,612	$14,501,367
Interest received	47,544	44,841
Expenses paid	(572,707)	(543,341)

Net cash provided by operating activities	16,923,449	14,002,867

Cash flows from investing activities
Maturities of U.S. Government Securities	16,110,338	13,705,521
Purchases of U.S. Government Securities	(16,190,028)	(13,675,400)

Net cash provided by (used for) investing activities	(79,690)	30,121

Cash flow from financing activities
Distributions to Unitholders	(15,350,412)	(13,054,410)

Net increase in cash	1,493,347	978,578

Cash, beginning of year	6,377,990	3,970,870

Cash, end of quarter	$7,871,337	$4,949,448

Reconciliation of net income to net cash provided by operating activities

Net income	$14,708,836	$12,996,827
Decrease in accrued income receivable	2,343,978	1,059,898
Increase in prepaid expenses	(15,295)	(31,942)
Decrease in accrued expenses	(114,070)	(21,916)

Net cash provided by operating activities	$16,923,449	$14,002,867

See Notes to Condensed Financial Statements.

MESABI TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS

October 31, 2006 (Unaudited)

Note 1.                            The financial statements included herein have been prepared without audit (except for the balance sheet at January 31, 2006) in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of the Trustees, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the results of operations for the three months and nine months ended October 31, 2006 and 2005, (b) the financial positions at October 31, 2006 and January 31, 2006, and (c) the cash flows for the nine months ended October 31, 2006 and 2005, have been made.

Note 2.                            Net income per unit is based on weighted average number of units outstanding during the period (13,120,010 units).

Note 3.                            The Trustees have determined that the Unallocated Reserve should be maintained at a prudent level, usually within the range of $500,000 to $1,000,000, to meet present or future liabilities of the Trust.  Accordingly, although the actual amount of the Unallocated Reserve will fluctuate from time to time, and may increase or decrease from its current level, it is currently intended that future distributions will be highly dependent upon royalty income as it is received quarterly and the level of Trust expenses that the Trustees anticipate occurring in subsequent quarters.  The Trustees determine the level of distributions on a quarterly basis after receiving notification from Northshore Mining Company as to the amount of royalty income that will be received and after determination of any known or anticipated expenses, liabilities and obligations of the Trust.  At October 31, 2006, the Unallocated Reserve was represented by $900,859 in unallocated cash and U.S. Government securities, and $1,933,788 of accrued revenue primarily representing royalties not yet received by the Trust but anticipated to be received in January 2007 from Northshore Mining Company as part of the royalty due with respect to the third fiscal quarter, based upon reported lessee shipping activity for the month of October 2006.

Item 2.  Trustees’ Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Certain statements contained in this document are considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  All such forward-looking statements, including those statements estimating calendar year 2006 production or shipments, are based on information from the lessee/operator (and its parent corporation) of the mine located on the lands owned and held in trust for the benefit of the holders of units of beneficial interest of Mesabi Trust.  These statements may be identified by the use of forward-looking words, such as “may,” “will,” “could,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecast” and other similar words.  Such forward-looking statements are inherently subject to known and unknown risks and uncertainties.  Actual results and future developments could differ materially from the results or developments expressed in or implied by these forward-looking statements.  For a discussion of the factors, including but not limited to, those that could adversely affect Mesabi Trust’s actual results and performance, see “Risk Factors” in Part I — Item 1A of Mesabi Trust’s Annual Report on Form 10-K for the year-ended January 31, 2006.  Mesabi Trust undertakes no obligation, other than that imposed by law, to make any revisions to the forward-looking statements contained in this filing or to update them to reflect circumstances occurring after the date of this filing.

Background

Mesabi Trust (“Mesabi Trust” or the “Trust”), formed pursuant to an Agreement of Trust dated July 18, 1961 (the “Agreement of Trust”), is a trust organized under the laws of the State of New York.  Mesabi Trust holds all of the interests formerly owned by Mesabi Iron Company (“MIC”), including all right, title and interest in the Amendment of Assignment, Assumption and Further Assignment of Peters Lease (the “Amended Assignment of Peters Lease”), the Amendment of Assignment, Assumption and Further Assignment of Cloquet Lease (the “Amended Assignment of Cloquet Lease” and together with the Amended Assignment of Peters Lease, the “Amended Assignment Agreements”), the beneficial interest in the Mesabi Land Trust (as such term is defined below) and all other assets and property identified in the Agreement of Trust. The Amended Assignment of Peters Lease relates to an Indenture made as of April 30, 1915 among East Mesaba Iron Company (“East Mesaba”), Dunka River Iron Company (“Dunka River”) and Claude W. Peters (the “Peters Lease”) and the Amended Assignment of Cloquet Lease relates to an Indenture made May 1, 1916 between Cloquet Lumber Company and Claude W. Peters (the “Cloquet Lease”).

The Agreement of Trust specifically prohibits the Trustees from entering into or engaging in any business.  This prohibition applies even to business activities the Trustees deem necessary or proper for the preservation and protection of the Trust Estate.  Accordingly, the Trustees’ activities in connection with the administration of Trust assets are limited to collecting income, paying expenses and liabilities, distributing net income to the holders of Certificates of Beneficial Interest in Mesabi Trust (“Unitholders”) after the payment of, or provision for, such expenses and liabilities, and protecting and conserving the assets held.

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

Leasehold royalty income constitutes the principal source of Mesabi Trust’s revenue.  Royalty rates are determined in accordance with the terms of Mesabi Trust’s leases and assignments of leases.  Three types of royalties, as well as royalty bonuses, comprise the Trust’s leasehold royalty income:

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

•                                          Royalty bonuses are earned by Mesabi Trust when iron ore products shipped from Silver Bay are sold at prices above a threshold price.  The royalty bonus is a percentage of the gross proceeds of product shipped from Silver Bay and sold at prices above a threshold price.  The threshold price is adjusted (but not below $30.00) on an annual basis for inflation and deflation (the “Adjusted Threshold Price”).  The Adjusted Threshold Price is $44.60 per ton for calendar year 2006.  Comparatively, the Adjusted Threshold Price was $42.89 for calendar year 2005.  The royalty bonus percentage ranges from 1/2 of 1% of the gross proceeds (on all tonnage shipped for sale at prices between the Adjusted Threshold Price and $2.00 above the Adjusted Threshold Price) to 3% of the gross proceeds (on all tonnage shipped for sale at prices $10.00 or more above the Adjusted Threshold Price).  Royalty bonuses are subject to price adjustments under the CCI Pellet Agreements and, as described elsewhere in this report, such adjustments may be positive or negative.

•                                          Fee royalties, which historically constitute a smaller component of the Trust’s royalty income, are payable to Mesabi Land Trust, a Minnesota land trust, which holds a 20% interest as fee owner in the Amended Assignment of Peters Lease.  Mesabi Trust holds the entire beneficial interest in the Mesabi Land Trust for which U.S. Bank N.A. acts as corporate trustee.  Mesabi Trust is entitled to receive the net income of the Mesabi Land Trust, which is generated from royalties on the amount of crude ore mined after the payment of expenses.  Currently, the fee royalty on crude ore is based on an agreed price per ton, subject to certain indexing.  Crude ore is the source of iron oxides used to make iron ore pellets and other products.

•                                          Minimum advance royalties:  Generally, Northshore’s obligation to pay base overriding royalties and royalty bonuses with respect to the sale of iron ore products accrues upon the shipment of those products from Silver Bay.  However, regardless of whether any shipment has occurred, under the terms of the Amended Assignment Agreements, Northshore is obligated to pay to Mesabi Trust a minimum advance royalty.  Each year, the amount of the minimum advance royalty is adjusted (but not below $500,000 per annum) for inflation and deflation in accordance with the Amended Assignment Agreements.  The minimum advance royalty was

$714,988 for calendar year 2005 and is $743,420 for calendar year 2006.  Until overriding royalties (and royalty bonuses, if any) for a particular year equal or exceed the minimum advance royalty for the year, Northshore must make quarterly payments of up to 25% of the minimum advance royalty for the year.  Because minimum advance royalties are essentially prepayments of base overriding royalties and royalty bonuses earned each year, any minimum advance royalties paid in a fiscal quarter are recouped by credits against base overriding royalties and royalty bonuses earned in later fiscal quarters during the year.

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

Results of Operations

Comparison of Iron Ore Pellet Production and Shipments for the Three and Nine Months Ended October 31, 2006 and October 31, 2005

As shown in the table below, production of iron ore pellets at Northshore from Mesabi Trust lands during the fiscal quarter ended October 31, 2006 totaled approximately 0.95 million tons and actual shipments over the same period totaled approximately 1.28 million tons.  By comparison, actual pellet production during the same period in 2005 totaled approximately 1.07 million tons, and actual shipments approximated 1.26 million tons.

Three Months Ended	Pellets Produced from Trust Lands (Tons)	Shipments from Trust Lands (Tons)
October 31, 2006	952,916	1,275,436
October 31, 2005	1,068,775	1,263,365

The 11% decrease in production and 1% increase in shipments from Trust lands is attributable to Northshore’s mining activity on lands owned by parties other than Mesabi Trust during the three months ended October 31, 2006.  During the comparable prior period, Northshore produced more pellets from iron ore mined off Trust lands.

For the nine months ended October 31, 2006, production of iron ore pellets at Northshore from Mesabi Trust lands totaled approximately 3.42 million tons, and actual shipments over the same period totaled approximately 3.24 million tons.  By comparison, actual pellet production during the same period in 2005 totaled approximately 3.26 million tons, and actual shipments approximated 3.15 million tons.

Nine Months Ended	Pellets Produced from Trust Lands (Tons)	Shipments from Trust Lands (Tons)
October 31, 2006	3,417,640	3,239,764
October 31, 2005	3,260,662	3,152,340

Production for the nine months ended October 31, 2006 exceeded production during the same period ended October 31, 2005 by approximately 5% despite the 11% decrease in production for the three months ended October 31, 2006.  This is the result of higher production from Trust lands during the six months ended July 31, 2006, as compared to production during the six months ended July 31, 2005.  Shipments for the nine months ended October 31, 2006 remained relatively stable increasing just 3% compared to the nine months ended October 31, 2005.

Comparison of Royalty Income for the Three and Nine Months Ended October 31, 2006 and October 31, 2005

Total royalty income for the three months ended October 31, 2006 was $7,159,704. This represents an increase of approximately 29% over the comparable prior period.  Base overriding royalties increased 13% to $4,365,932 and bonus royalties increased nearly 66% to $2,701,307.  The substantial increase in the bonus royalties is the result of an increase in the volume of pellets shipped at prices above $44.60 per ton, the Adjusted Threshold Price for 2006.  Fee royalties paid to the Mesabi Land Trust increased approximately 6% to $92,465 for the three months ended October 31, 2006.  The following table summarizes the components of the total royalty income received by Mesabi Trust during the three months ended October 31, 2006 and October 31, 2005.

	Three Months Ended October 31,
	2006	2005
Base overriding royalties	$4,365,932	$3,848,393
Bonus royalties	2,701,307	1,628,320
Minimum advance royalty paid (recouped)	0	0
Fee royalties	92,465	87,353
Total royalty income	$7,159,704	$5,564,066

Total royalty income for the nine months ended October 31, 2006 increased 12% from the prior comparable period to $15,106,855.   Base overriding royalties increased 6% to $8,278,728 and bonus royalties increased 21% to $6,510,521 for the nine months ended October 31, 2006.  Fee royalties paid to the Mesabi Land Trust increased approximately 19% to $317,606 for the nine months ended October 31, 2006.  The following table summarizes the components of Mesabi Trust’s total royalty income for the nine months ended October 31, 2006 and October 31, 2005.

	Nine Months Ended October 31,
	2006	2005
Base overriding royalties	$8,278,728	$7,785,072
Bonus royalties	6,510,521	5,396,954
Minimum advance royalty paid (recouped)	0	0
Fee royalties	317,606	266,530
Total royalty income	$15,106,855	$13,448,556

Comparison of Trust Income and Expenses for the Three and Nine Months Ended October 31, 2006 and October 31, 2005

Net income for the fiscal quarter ended October 31, 2006 was $7,045,627, an increase of approximately 29% over the quarter ended October 31, 2005.  This increase can be attributed to the small increase in shipments from Trust lands together with the receipt of a larger bonus royalty during the quarter resulting from higher pellet prices, as compared to the comparable prior period.  Interest income received by Mesabi Trust increased 39% as compared to the prior comparable period due to an increase in the total investments held by Mesabi Trust, the maturity of lower-yielding short-term investments and the purchase of higher-yielding short-term investments.  Mesabi Trust expenses increased 8% from the comparable prior period, primarily due to an increase in the expenses incurred in connection with the administration of the Trust.  The following is a summary of Mesabi Trust’s income and expenses for the three months ended October 31, 2006 and October 31, 2005.

	Three Months Ended October 31,
	2006	2005
Total royalty income	$7,159,704	$5,564,066
Interest income	20,388	14,707
Gross income	7,180,092	5,578,773

Expenses	134,465	124,590
Net income	$7,045,627	$5,454,183

Net income for the nine months ended October 31, 2006 was $14,708,836, an increase of approximately 13% compared to the nine months ended October 31, 2005.  This increase is attributable to the 5% increase in shipments from Trust lands coupled with the receipt of a larger bonus royalty resulting from higher pellet prices, as compared to the nine months ended October 31, 2005.  Interest income received by Mesabi Trust increased 20% from the prior comparable period due to an increase in the total investments held by Mesabi Trust, the maturity of lower-yielding short-term investments and the purchase of higher-yielding short-term investments.  Expenses incurred by Mesabi Trust decreased 9% from the comparable prior period, primarily due to a decrease in legal and accounting fees which was partially offset by an increase in the expenses incurred in connection with the administration of the Trust.   The following table summarizes Mesabi Trust’s income and expenses for the nine months ended October 31, 2006 and October 31, 2005.

	Nine Months Ended October 31,
	2006	2005
Total royalty income	$15,106,855	$13,448,556
Interest income	45,322	37,755
Gross income	15,152,177	13,486,311

Expenses	443,341	489,484
Net income	$14,708,836	$12,996,827

Unallocated Reserve

Unallocated Reserve as of October 31, 2006 was $2,834,647, a decrease of approximately 17% compared to the Unallocated Reserve as of October 31, 2005 and a decrease of approximately 43% as compared to January 31, 2006.  Both decreases are primarily due to a decrease in the royalty revenue that was accrued on Mesabi Trust’s balance sheet but not paid to Mesabi Trust as of the fiscal quarters ended January 31, 2006 and October 31, 2006.  With respect to the January 31, 2006 comparison, the percent decrease as compared to the October 31, 2006 unallocated reserve is higher because the royalty revenue accrual is generally lower for the fourth fiscal quarter as shipments from Silver Bay, Minnesota are reduced during that time.  At October 31, 2006, approximately 68% of the Unallocated Reserve, or $1,933,788, was accrued revenue primarily representing royalties not yet received by Mesabi Trust but anticipated to be received in January 2007 from Northshore as part of the royalty due with respect to Mesabi Trust’s third fiscal quarter.  The increased royalty revenue accrual, which is based upon reported lessee shipping activity for the month of October 2006, is reflected as Accrued Income Receivable on the balance sheet at October 31, 2006, which the Trustees anticipate will be distributed, after providing for expenses and reserves, during the quarter in which it is received.

The Trustees have determined that a portion of the Unallocated Reserve, usually within the range of $500,000 to $1,000,000 or such other amount as the Trustees may deem prudent, should be maintained as a reserve for unexpected loss contingencies.  At October 31, 2006, approximately 32% of the Unallocated Reserve, or $900,859, was represented by unallocated cash and U.S. Government securities.

The Trustees will continue to monitor the economic circumstances of the Trust to strike a responsible balance between distributions to Unitholders and the need to maintain adequate reserves at a prudent level, given the unpredictable nature of the iron ore industry, the Trust’s dependence on the actions of the lessee/operator, and the fact that the Trust essentially has no other liquid assets.  Immediately below is a comparison showing the change in the Unallocated Reserve over the past year.

	As of October 31,
	2006	2005
Unallocated Reserve	$2,834,647	$3,413,379

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

Recent Developments

Mesabi Nugget Project.  In its Form 8-K filed November 20, 2006, CCI announced that it and the other participants in Mesabi Nugget LLC, namely Kobe Steel, Ltd. (“Kobe Steel”) and Steel Dynamics, Inc. suspended efforts to jointly construct and operate a commercial nugget plant that would have used a new iron making technology (Kobe Steel’s Itmk3 process) for converting iron ore into nearly pure iron nugget form at CCI’s Erie site in Hoyt Lakes, Minnesota.  CCI reported that the participants decided to suspend the project because the parties were unable to reach agreeable economic and commercial terms, including the completion of non-recourse financing for the project.  At the same time, CCI also announced that it and Kobe Steel intend to proceed with the development of a commercial-scale reduced iron plant at the Northshore site which will convert taconite into nearly pure iron in nugget form utilizing Kobe Steel’s ITmk3 technology.  Details of the revised plans and information concerning required environmental permits have not been disclosed.  The Trustees are unable to make any projections regarding the extent to which CCI’s revised plans may impact future royalties payable to Mesabi Trust.

Production Capacity Expansions.  In its Form 8-K filed November 20, 2006, CCI announced that it is moving forward with its previously announced plans to restart an idled pellet furnace at Northshore’s pellet facility.  CCI reported that it has received all environmental permits from the State of Minnesota necessary to restart that furnace to provide the additional concentrate and pellet capacity at the facility.  CCI reported that it expects an increase in its annual production of approximately 800,000 tons as a result of the restart of the idle furnace at Northshore.  CCI announced that production from the restart of the idle furnace is scheduled to commence in early 2008.  The Trustees are unable to make any projections regarding the extent to which the restart of the idled furnace at Northshore may impact future royalties payable to Mesabi Trust.

CCI’s Announcement of Two New Long-Term Supply Contracts.  In a Form 8-K filed November 15, 2006, CCI announced that it and its wholly-owned subsidiary, Cliffs Sales Company, entered into a multi-year iron ore pellet supply agreement with AK Steel.  CCI reported that the seven-year supply agreement with AK Steel, beginning January 1, 2007, runs through year-end 2013.  According to CCI, it will supply between 0.9 million and 1.4 million tons of pellets annually.   CCI also announced that it entered into a multi-year iron ore pellet supply agreement with Republic Engineered Products, Inc.  CCI reported that the long-term supply agreement with Republic is effective from October 1, 2006, through December 31, 2011.  According to CCI, it will supply a percentage of Republic’s total annual pellet requirement which is estimated to be between 0.4 million and 0.8 million tons annually.  CCI further reported that the new pellet supply agreements with AK Steel and Republic Engineered Products, Inc. supplant prior spot sales between the companies.  In its announcement, CCI’s Chief Financial Officer commented that “virtually 100 percent of our current North American pellet production is now committed under long-term sales agreements.”  The Trustees are unable to make any projections regarding the extent to which these new contracts may impact future royalties payable to Mesabi Trust.

Iron Ore Pricing and Contract Adjustments.  During the course of its fiscal year some portion of the royalties paid to Mesabi Trust are based on estimated prices for iron ore products sold under term contracts between CCI and its subsidiaries and certain of their customers (the “CCI Pellet Agreements”).  Mesabi Trust is not a party to any of the CCI Pellet Agreements.  These prices are subject to interim and final pricing adjustments, which can be positive or negative, and which adjustments are dependent in part on multiple price and inflation index factors that are not known until after the end of a contract year. This can result in significant and frequent variations in royalties received by Mesabi Trust (and in turn the resulting amount available for distribution to Unitholders by the Trust) from quarter to quarter and on a comparative historical basis, and these variations, which can be positive or negative, cannot be predicted by Mesabi Trust.

Production and Shipments.  CCI reported in its Form 10-Q filed October 26, 2006 that production at Northshore for the calendar quarter ended September 30, 2006 was 1.3 million tons and total production for the nine months ended September 30, 2006 was approximately 3.8 million tons.  Comparatively, production of iron ore pellets at Northshore for the three and nine months ended September 30, 2005, was 1.3 million tons and 3.7 million tons, respectively.  Northshore has not provided the Trustees with an estimate of total expected shipments of iron ore pellets for calendar year 2006.

During calendar years 2005, 2004, 2003, 2002 and 2001, the percentage of shipments of iron ore products from Mesabi Trust lands was approximately 90.1%, 92.0%, 95.5%, 97.5% and 99.2%, respectively, of total shipments.  Northshore has not advised the Trustees as to the percentage of iron ore products from Mesabi Trust lands it anticipates shipping in calendar year 2006.  See the description of the uncertainty of market conditions in the iron ore and steel industry under “Important Factors Affecting Mesabi Trust” below and the information under the heading “Risk Factors” in Part I — Item 1A of Mesabi Trust’s Annual Report on Form 10-K for the year-ended January 31, 2006.

Securities Regulation.  Mesabi Trust is a publicly-traded trust listed on the New York Stock Exchange (“NYSE”) and is therefore subject to extensive regulation under, among others, the Securities Act of 1933, the Securities Exchange Act of 1934, the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and the rules and regulations of the NYSE.  Issuers failing to comply with such authorities risk serious consequences, including criminal as well as civil and administrative penalties.  In most instances, these laws, rules and regulations do not specifically address their applicability to publicly-traded trusts such as Mesabi Trust.  In particular, Sarbanes-Oxley mandated the adoption by the Securities and Exchange Commission (the “SEC”) and NYSE of certain rules and regulations that are impossible for Mesabi Trust to literally satisfy because of its nature as a pass-through trust.  Pursuant to NYSE rules Mesabi Trust is exempt from many of the corporate governance requirements that apply to publicly traded corporations.   Mesabi Trust does not have, nor does the Agreement of Trust provide for, a separate board of directors, audit committee, corporate governance committee or compensation committee.  The Trustees intend to closely monitor the rulemaking activity of the SEC and the NYSE and will comply with such rules and regulations to the extent applicable.

Important Factors Affecting Mesabi Trust

The Agreement of Trust specifically prohibits the Trustees from entering into or engaging in any business.  This prohibition seemingly applies even to business activities the Trustees deem necessary or proper for the preservation and protection of the Trust Estate (as such term is defined below).  Accordingly, the Trustees’ activities in connection with the administration of Trust assets are limited to collecting income, paying expenses and liabilities, distributing net income to Mesabi Trust’s Unitholders after the payment of, or provision for, such expenses and liabilities, and protecting and conserving the assets held.  Consequently, the income of Mesabi Trust is highly dependent upon the activities and operations of Northshore, and the terms and conditions of the leases and assignments of leases between Mesabi Trust and Northshore.

Neither Mesabi Trust nor the Trustees have any control over the operations and activities of Northshore, except within the framework of the Amended Assignment Agreements.  CCI alone controls (i) historical operating data, including iron ore production volumes, marketing of iron ore products, operating and capital expenditures as they relate to Northshore, environmental and other liabilities and the effects of regulatory changes; (ii) plans for Northshore’s future operating and capital expenditures;

(iii) geological data relating to reserves (iv) projected production of iron ore products; and (v) the decision to mine off Mesabi Trust and/or state lands (which is based on its current mining and engineering plan).  The Trustees do not exert any influence over mining operational decisions, nor do the Trustees provide any input regarding the ore reserve estimate reported by CCI.  While the Trustees request material information for use in periodic reports as part of their evaluation of Mesabi Trust’s disclosure controls and procedures, the Trustees do not control this information and they rely on the information in CCI’s periodic and current filings with the SEC to provide accurate and timely information in Mesabi Trust’s reports filed with the SEC.

In accordance with the Agreement of Trust and the Amendment, the Trustees are entitled to, and in fact do rely, upon certain experts in good faith, including (i) the independent consultants with respect to monthly production and shipment reports, which include figures on crude ore production and iron ore pellet shipments, and discussions concerning the condition and accuracy of the scales and plans regarding the development of Mesabi Trust’s mining property; and (ii) the accounting firm they have contracted with for non-audit services, including reviews of financial data related to shipping and sales reports provided by Northshore and a review of the schedule of leasehold royalties payable to Mesabi Trust.

For a discussion of additional factors, including but not limited to those that could adversely affect Mesabi Trust’s actual results and performance, see “Risk Factors” in Part I — Item 1A of Mesabi Trust’s Annual Report on Form 10-K for the year-ended January 31, 2006.

Critical Accounting Policies

This “Trustees’ Discussion and Analysis of Financial Condition and Results of Operations” is based upon Mesabi Trust’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires the Trustees to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  These estimates form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  The Trustees base their estimates and judgments on historical experience and on various other assumptions that the Trustees believe are reasonable under the circumstances.  However, future events are subject to change and the best estimates and judgments may require adjustment.

Critical accounting policies are those that have meaningful impact on the reporting of Mesabi Trust’s financial condition and results, and that require significant management judgment and estimates.  The Trustees have determined that there are no critical accounting policies.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.  The Trustees maintain disclosure controls and procedures designed to ensure that information required to be disclosed by Mesabi Trust in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and regulations of the Securities and Exchange Commission.  Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by Mesabi Trust is accumulated and communicated by Northshore and consultants to the Trustees as appropriate, to allow timely decisions regarding required disclosure.

As part of their evaluation of Mesabi Trust’s disclosure controls and procedures, the Trustees rely on quarterly shipment and royalty calculations provided by Northshore.  Because Northshore has declined to support this information with a written certification attesting to whether Northshore has established disclosure controls and procedures and internal controls sufficient to enable it to verify that the information furnished to the Trustees is accurate and complete, the Trustees must rely on (a) a general certification from Northshore and Northshore’s parent, CCI, certifying as to the accuracy of the royalty calculations, and (b) CCI’s conclusions that its overall disclosure controls and procedures are effective.  In addition, Mesabi Trust’s consultants review the schedule of leasehold royalties payable and shipping and sales reports provided by Northshore against production and shipment reports prepared by the Eveleth Fee Office, Inc., an independent consultant to Mesabi Trust (“Eveleth Fee Office”). Eveleth Fee Office gathers production and shipping information from Northshore and prepares monthly production and shipment reports for the Trustees. Furthermore, as part of its engagement by Mesabi Trust, Eveleth Fee Office also attends Northshore’s calibration and testing of its crude ore scales and boat loader scales which are conducted on a periodic basis.

As of the end of the period covered by this report, the Trustees carried out an evaluation of Mesabi Trust’s disclosure controls and procedures.  The Trustees have concluded that such disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting.  To the knowledge of the Trustees, there has been no significant change in Mesabi Trust’s internal control over financial reporting that occurred during Mesabi Trust’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, Mesabi Trust’s internal control over financial reporting.  The Trustees note for purposes of clarification that they have no authority over, and make no statement concerning, the internal control over financial reporting of Northshore or CCI.

PART II - OTHER INFORMATION

Item 1.                     Legal Proceedings.

On September 25, 2006, Mesabi Trust filed a Demand in Arbitration with the American Arbitration Association (“AAA”) naming CCI and Northshore as respondents (the “Demand”).  The Demand seeks a declaratory award and injunctive relief in favor of Mesabi Trust concerning access to contractual and related information upon which royalty calculations are based.  Specifically, the Demand asserts that the Amendment of Assignment of Peters Lease provides that the Trustees and their duly authorized representatives have the right to examine and make copies of and abstracts from pellet supply agreements that should be regarded as records and books of account relating to the operations of Northshore giving rise to its royalty obligations to Mesabi Trust.  Mesabi Trust intends to proceed with the arbitration demand in accordance with the rules of the AAA, and the proceeding is in its early stages.

Item 1A.            Risk Factors

There have been no material changes in Mesabi Trust’s risk factors as described in Part I Item 1A, “Risk Factors” in Mesabi Trust’s Annual Report on Form 10-K for the year ended January 31, 2006.

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

99.1               Report dated December 8, 2006 of Gordon, Hughes & Banks, LLP regarding its review of the unaudited interim financial statements of Mesabi Trust for its quarter ended October 31, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MESABI TRUST
(Registrant)

	By:	DEUTSCHE BANK TRUST COMPANY AMERICAS
Corporate Trustee
Principal Administrative Officer and duly authorized signatory:*

	By:	DEUTSCHE BANK NATIONAL TRUST COMPANY

Date: December 8, 2006	By:	/s/ Rodney Gaughan
Name: Rodney Gaughan
Title: Assistant Vice President

* There are no principal executive officers or principal financial officers of the registrant.