Form 10-K
period 2007-01-31
MESABI TRUST
filed 2007-04-13
CIK 65172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2007

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
                No ☒                                                                                                     Yes ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.                                    No  ☒                                                    Yes ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒                        No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.    Large accelerated filer ☐  Accelerated filer  ☒       Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                No  ☒                                                                                                    Yes ☐

As of July 31, 2006, the aggregate market value of the Units of Beneficial Interest in the registrant held by non-affiliates of the registrant was $251,641,792* based on the closing sale price as reported on the New York Stock Exchange.

*Includes approximately $481,418 representing the market value, as of July 31, 2006, of 25,100 Units of Beneficial Interest the beneficial ownership of which is disclaimed by affiliates (see Item 12 herein).

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Annual Report of the Trustees for the Fiscal Year Ended January 31, 2007 (Annual Report)	Parts I, II, and IV

PART I

ITEM 1.                 BUSINESS.

(a)           General Development of Business.

The information under the headings “Trustees’ Discussion and Analysis of Financial Condition and Results of Operations,” “The Trust Estate,” “Leasehold Royalties,” and “Land Trust and Fee Royalties” beginning on pages 9, 17, 22 and 25, respectively, of the Annual Report of the Trustees of Mesabi Trust for the fiscal year ended January 31, 2007 (the “Annual Report”) is incorporated herein by reference.

(b)           Financial Information About Segments.

Substantially all of the revenue, operating profits and assets of Mesabi Trust (“Mesabi Trust” or the “Trust”) relate to one business segment—iron ore mining.  The information under the heading “Selected Financial Data” set forth on page 9 of the Annual Report is incorporated herein by reference.

(c)           Narrative Description of Business.

The information under the headings “Trustees’ Discussion and Analysis of Financial Condition and Results of Operations,” “The Trust Estate,” and “Leasehold Royalties” beginning on pages 9, 17 and 22, respectively, of the Annual Report is incorporated herein by reference.

(d)           Financial Information About Geographical Areas.

All of the Trust’s revenues and assets are derived from the Trust Estate.  The information under the heading “Selected Financial Data” set forth on page 9 of the Annual Report is incorporated herein by reference.

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

ITEM 3.                  LEGAL PROCEEDINGS.

On September 25, 2006, Mesabi Trust filed a Demand in Arbitration with the American Arbitration Association (the “Demand”) naming Cleveland Cliffs Inc. (“CCI”) and its wholly-owned subsidiary Northshore Mining Company (“Northshore”) as respondents (the “Respondents”).  The Demand seeks a declaratory judgment and injunctive relief in favor of Mesabi Trust concerning access to contractual and related information upon which royalty calculations are based.  Specifically, the Demand asserts that the Amendment of Assignment of Peters Lease provides that the Trustees and their duly authorized representatives have the right to examine and make copies of and abstracts from pellet supply agreements that should be regarded as records and books of account relating to the operations of Northshore giving rise to its royalty obligations to Mesabi Trust.  The Demand also alleges that the Respondents have denied the Trustees access to such agreements and related documents and the right to examine and make copies and abstracts of those agreements.  The arbitrator presiding over the Demand issued a notice to the parties advising them that a hearing on the Demand is scheduled for May 30 and May 31, 2007.  Mesabi Trust and the Respondents are each seeking attorneys’ fees and costs in connection with the Demand.

ITEM 4.                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.                                                     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The information under the headings “Unallocated Reserve” and “Certificates of Beneficial Interest” set forth on page 26, respectively, of the Annual Report is incorporated herein by reference.

ITEM 6.                  SELECTED FINANCIAL DATA.

The information under the heading “Selected Financial Data” set forth on page 9 of the Annual Report is incorporated herein by reference.

ITEM 7.                                                     TRUSTEES’ DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information under the headings “Trustees’ Discussion and Analysis of Financial Condition and Results of Operations,” “Leasehold Royalties,” “Trust Expenses,” and “Unallocated Reserve” beginning on pages 9, 22, 25 and 26, respectively, of the Annual Report is incorporated herein by reference.

ITEM 7A.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements, including the independent auditors’ reports thereon, filed as a part of this report, are presented on pages F-3 through F-14 and are incorporated herein by reference.

ITEM 9.                                                   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.               CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.  The Trustees maintain disclosure controls and procedures designed to ensure that information required to be disclosed by the Trust in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and regulations of the Securities and Exchange Commission.  Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Trust is accumulated and communicated by Northshore and consultants to the Trustees as appropriate, to allow timely decisions regarding required disclosure.

As part of their evaluation of the Trust’s disclosure controls and procedures, the Trustees rely on quarterly shipment and royalty calculations provided by Northshore.  Because Northshore has declined to support this information with a written certification attesting to whether Northshore has established disclosure controls and procedures and internal controls sufficient to enable it to verify that the information furnished to the Trustees is accurate and complete, the Trustees must rely on (a) a general certification from Northshore and Northshore’s parent, CCI, certifying as to the accuracy of the royalty calculations, and (b) CCI’s conclusion that its overall disclosure controls and procedures were effective as of December 31, 2005, and that there have been no changes to its disclosure controls through the period ended September 30, 2006.  In addition, the Trust’s consultants review the schedule of leasehold royalties payable and shipping and sales reports provided by Northshore against production and shipment reports prepared by the Eveleth Fee Office, Inc., an independent consultant to the Trust (“Eveleth Fee Office”). The Eveleth Fee Office gathers production and shipping information from Northshore and prepares monthly production and shipment reports for the Trustees. Furthermore, as part of its engagement by the Trust, the Eveleth Fee Office also attends Northshore’s calibration and testing of its crude ore scales and boat loader scales which are conducted on a periodic basis.

As of the end of the period covered by this report, the Trustees carried out an evaluation of the Trust’s disclosure controls and procedures.  The Trustees have concluded that such disclosure controls and procedures are effective.

Trustees’ Report on Internal Control over Financial Reporting.  The Trustees’ Report on Internal Control over Financial Reporting, along with the attestation report of the Trust’s independent registered public accounting firm on its assessment of the Trust’s internal control over financial reporting, are set forth on pages F-2 through F-4, respectively, of the Annual Report.

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

ITEM 9B.              OTHER INFORMATION.

None.

PART III

ITEM 10.                                              DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

There are no directors or executive officers of the registrant.  The Agreement of Trust dated July 18, 1961 (the “Agreement of Trust”) provides for a Corporate Trustee and four Individual Trustees (collectively, the “Trustees”).  Generally, Trustees continue in office until their resignation or removal.  Any Trustee may be removed at any time, with or without cause, by the holders of two-thirds in interest of the Certificates of Beneficial Interest in the Trust (the “Trust Certificates”) then outstanding.  In the case of an Individual Trustee, a successor is appointed if the Individual Trustee dies, becomes incapable of acting or is adjudged bankrupt or insolvent.  In the case of the Corporate Trustee, a successor is appointed if a receiver of the Corporate Trustee or of its property is appointed, or if any public officer takes charge or control of the Corporate Trustee or of its property or affairs for the purpose of rehabilitation, conservation or liquidation.  Successor Trustees can only be appointed by the holders of a majority in interest of the Trust Certificates then outstanding.  Because such appointments are not made on a regular or periodic basis, the Trust does not have a standing nominating committee or a policy in place for the recommendation and nomination of successor Trustees.

The present Trustees of Mesabi Trust and their respective ages, terms in office as Trustees, and business experience during the past five years are set forth in the following table:

Name	Age	Trustee Since	Business Experience During Past Five Years

Deutsche Bank Trust Company Americas	N/A	1961	New York banking corporation.

James A. Ehrenberg	64	2006	Until April 2005, Senior Vice President, Corporate Trust Services, U.S. Bank, N.A.

David J. Hoffman	71	1977	Mining geologist; Until January 1988, President of Towne Mines Exploration Company, Inc., a privately-held mining corporation.

Richard G. Lareau	78	1990	Partner in the law firm of Oppenheimer Wolff & Donnelly LLP.

Norman F. Sprague III	59	1981	Private investor; Orthopedic surgeon.

There are no family relationships among any of the above persons.

The Trust’s activities are limited to collecting income, paying expenses and liabilities, distributing net income to the holders of Trust Certificates (the “Unitholders”) after the payment of, or provision for, such expenses and liabilities, and protecting and conserving the assets held.  Although the Trust is not required to designate an audit committee because of an exemption from Rule 10A-3 of the Securities Exchange Act of 1934, as amended, and the rules promulgated thereunder, the Trustees believe that they perform the functions of an audit committee individually and collectively.  Accordingly, the Trustees have not designated an “audit committee financial expert.”  The Trustees have adopted a Code of Ethics that applies to the Trustees.  A copy of the Code of Ethics is filed as Exhibit 14 to this report.

To carry out the Trustees’ duties under the Agreement of Trust, the Trustees meet on a quarterly basis to discuss information and circumstances relevant to the Trust. The Trustees also conduct telephone conferences from time to time between the quarterly meetings to address developments that require more timely attention.

In the third quarter of each year, the Trustees’ meeting is typically conducted in connection with the Trustees’ annual inspection trip in which they personally visit and tour Northshore’s mining operations and plant facilities located near Babbitt and in Silver Bay, Minnesota, respectively.  During the inspection trip, the Trustees meet with and interview Northshore personnel with respect to Northshore’s current operations, changes in operations, mining plans, capital equipment and facilities.

ITEM 11.                                              EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

The Trust does not have a board of directors, executive officers or any employees.  The compensation paid to the Trustees is governed by the Amendment to the Agreement of Trust dated October 25, 1982, as amended (the “Amendment”).  The Amendment does not provide for any stock awards, option awards, non-equity incentive plan compensation, change in pension value, nonqualified deferred compensation earnings or any other compensation.  The Trust does not have severance agreements nor does it provide post-retirement benefits to the Trustees.  Accordingly, all such tables have been omitted from this Annual Report on Form 10-K.

Pursuant to the Amendment, each Individual Trustee receives at least $20,000 in annual compensation for services as Trustee.  Each year, annual Trustee compensation is adjusted up or down (but not below $20,000) in accordance with changes from the November 1981 level of 295.5 (the “1981 Escalation Level”) in the All Commodities Producer Price Index (with 1967 = 100 as a base).  The All Commodities Producer Price Index is published by the U.S. Department of Labor,

Bureau of Labor Statistics.  The adjustment is made at the end of each fiscal year and is calculated on the basis of the proportion between (a) the level of such index for the November preceding the end of such fiscal year, and (b) the 1981 Escalation Level.  Any action to modify or otherwise vary the compensation of the Individual Trustees as provided by the Amendment must be approved by the affirmative vote of 66 2/3% of the outstanding units of beneficial interest.  Each of the Individual Trustees received $33,443 in cash compensation for services to the Trust during the fiscal year ended January 31, 2007.

Under the Amendment, the Corporate Trustee receives annual compensation in an amount equal to the greater of (i) $20,000, or such other amount determined in accordance with the adjustments described in the preceding paragraph, or (ii) one quarter of one percent (1/4 of 1%) of the trust moneys, exclusive of proceeds of sale of any part of the Trust Estate (as such terms are defined in the Agreement of Trust), received by the Trustees and distributed to Unitholders.  The Corporate Trustee received $33,443 in cash compensation pursuant to this provision for the fiscal year ended January 31, 2007.

Additionally, each year the Corporate Trustee receives $62,500 to cover clerical and administrative services to Mesabi Trust, other than services customarily performed by a registrar or transfer agent for which the Corporate Trustee is paid additional service fees.  The Corporate Trustee received compensation of $12,738 for its services as registrar and transfer agent for the year ended January 31, 2007.  Under the Amendment, the Individual Trustees may, in extraordinary circumstances, pay additional compensation to the Corporate Trustee.  The decision to pay such compensation must be unanimously approved by the Individual Trustees.

Trustees’ Compensation Report

The Trustees have not designated a compensation committee.  The Trustees, as a group, have reviewed and discussed the Compensation Discussion and Analysis (“CD&A”) and based on such review and discussion have recommended that the CD&A be included in this Annual Report on Form 10-K.

MESABI TRUST

Deutsche Bank Trust Company Americas

James A. Ehrenberg

David J. Hoffman

Richard G. Lareau

Norman F. Sprague, III

Trustee Compensation

Summary Compensation Table

The table below summarizes the total compensation paid to each of the Individual Trustees and the Corporate Trustee in the fiscal year ended January 31, 2007.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Change in Pension Value and Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)

Deutsche Bank Trust Company Americas, Corporate Trustee	$95,943	N/A	N/A	N/A	$12,738	(1)	$108,681

James A. Ehrenberg	$33,443	N/A	N/A	N/A	N/A		$33,443

David J. Hoffman	$33,443	N/A	N/A	N/A	N/A		$33,443

Richard G. Lareau	$33,443	N/A	N/A	N/A	N/A		$33,443

Norman F. Sprague III	$33,443	N/A	N/A	N/A	N/A		$33,443

(1) Represents fees and disbursements paid to Deutsche Bank Trust Company Americas for its services as registrar and transfer agent of the Units.

ITEM 12.                                        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND TRUSTEES.

The following table sets forth information concerning each person known to Mesabi Trust to own beneficially more than 5% of the Trust’s Units outstanding as of April 5, 2007.  Such information has been obtained from Mesabi Trust’s records and a review of statements filed with Mesabi Trust pursuant to Rule 13d-102 under the Securities Exchange Act of 1934, as amended, through April 5, 2007.

Name and Address of Beneficial Owner(s)	Amount of Beneficial Ownership of Units	Percent of Class

Jeffrey L. Gendell, Tontine Capital Partners, L.P., a Delaware limited partnership, Tontine Capital Management, L.L.C., a Delaware limited liability company, and Tontine Overseas Associates, L.L.C., a Delaware limited liability company, 55 Railroad Avenue, 3rd Floor Greenwich, Connecticut 06830	911,600*	7.0%

*                                         According to a Schedule 13G/A dated February 13, 2007, filed by such persons, which indicates that such persons each have shared voting power and shared dispositive power with respect to such Units.  Tontine Capital Management, L.L.C. is the general partner of Tontine Capital Partners, L.P., the direct owner of the 861,600 Units reported.  Tontine Overseas Associates, L.L.C., a limited liability company organized under the laws of the state of Delaware, serves as investment manager to Tontine Capital Overseas Master Fund, L.P., a Cayman Islands partnership with respect to the

50,000 Units held directly by Tontine Overseas Associates, L.L.C.   Mr. Gendell is a reporting person with respect to the Units directly owned by Tontine Capital Partners, L.P. and Tontine Capital Overseas Master Fund, L.P.

The table below sets forth information as to the Units of Beneficial Interest in Mesabi Trust beneficially owned as of April 5, 2007 by the Trustees individually and as a group.  Except as otherwise indicated and subject to applicable community property laws, each owner has sole voting and investment powers with respect to the securities listed.

Name	Amount of Beneficial Ownership of Units		Percent of Class

Deutsche Bank Trust Company Americas	0		0

James A. Ehrenberg	500		**

David J. Hoffman	38,100	(1)	**

Richard G. Lareau	24,000	(2)	**

Norman F. Sprague III	12,700		**

All trustees as a group	74,800		**

** Less than 1%

(1)                                 Includes 15,100 Units owned by Mr. Hoffman’s wife, over which Mr. Hoffman does not have any investment or voting power and as to which Mr. Hoffman disclaims any beneficial ownership.

(2)                                 Includes 10,000 Units owned by Mr. Lareau’s wife, over which Mr. Lareau does not have any investment or voting power and as to which Mr. Lareau disclaims any beneficial ownership.

ITEM 13.                                        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Mr. Richard G. Lareau, who became a Trustee on March 7, 1990, is a senior partner in the law firm of Oppenheimer Wolff & Donnelly LLP, of Minneapolis, Minnesota.  That firm has been retained by Mesabi Trust since 1961 to act with respect to matters of Minnesota law, and was retained in 1991 by the Trustees other than Mr. Lareau to act as general counsel.  Oppenheimer Wolff & Donnelly LLP provided legal services to Mesabi Trust during the fiscal year ended January 31, 2007.

Related Person Transaction Policy

During the fiscal year ended January 31, 2007, the Trustees met on a quarterly basis and reviewed and approved or ratified all of the transactions that occurred during the prior fiscal quarter.  In connection with their review of the Trust’s transactions, the Trustees consider whether there have been any related person transactions.  In determining whether to approve a related person transaction, the Trustees consider the following factors, in addition to any other factors they deem necessary or appropriate:

•                  whether the transaction is expressly permitted by the Trust indenture;

•                  whether the terms are fair to the Trust;

•                  whether the transaction is material to the Trust;

•                  the role of the related person in arranging the related person transaction;

•                  the structure of the related person transaction; and

•                  the interests of all related persons in the related person transaction.

Based on their review of the Trust’s transactions during the fiscal year ended January 31, 2007, the Trustees concluded that there were no related person transactions required to be disclosed in this Annual Report on Form 10-K.

In April 2007, the Trustees adopted a written related person transaction approval policy, which sets forth the Trust’s policies and procedures for the review, approval or ratification of any transaction required to be reported in Mesabi Trust’s filings with the Securities and Exchange Commission.  The policy applies to any financial transaction, arrangement or relationship or any series of similar transactions, arrangements or relationships in which Mesabi Trust is a participant and in which a related person has a direct or indirect interest.

Certain types of transactions, which would otherwise require review, are now pre-approved by the Trustees in accordance with the policy. These types of transactions include, for example, (i) transactions, which when aggregated with the amount of all other transactions between the related person and the Trust, involve less than $100,000 in a fiscal year; (ii) transactions where the interest of the related person arises only by way of a directorship or minority stake in another organization that is a party to the transaction; (iii) transactions with a related person involving services as a bank depositary of funds, transfer agent, registrar, trustee under a trust indenture, or similar services; and (iv) a transaction that is specifically contemplated by provisions of the Trust’s indenture.

Exemption from Director Independence Requirements

Because of its legal structure and character as a pass-through royalty trust, the Trust is exempt from Rule 10A-3 of the Securities Exchange Act and the Corporate Governance Standards set forth in Section 303A of the New York Stock Exchange’s Listed Company Manual.

ITEM 14.                                              PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(a)        Audit Fees.

The aggregate fees paid for professional services rendered by Gordon, Hughes & Banks, LLP  (“GHB”) for the audit of the Trust’s annual financial statements, the audit of the Trustees’ assessment of internal control over financial reporting and review of the financial statements included in the Trust’s quarterly reports on Form 10-Q for fiscal 2007 were approximately $46,000, which amount excludes fees incurred by the Trust for professional services rendered by GHB after January 31, 2007 and not yet billed to the Trust.

The aggregate fees paid for professional services rendered by GHB for the audit of the Trust’s annual financial statements, the audit of the Trustees’ assessment of internal control over financial reporting and review of the financial statements included in the Trust’s quarterly reports on Form 10-Q for fiscal 2006 were approximately $51,000.

(b)        Audit-Related Fees.

No fees were paid to GHB for assurance and related services that were not reasonably related to the performance of the audit or review of the Trust’s financial statements for fiscal 2007 or fiscal 2006.

(c)        Tax Fees.

No fees were paid to GHB for tax compliance, tax advice and tax planning for Mesabi Trust for fiscal 2007 or fiscal 2006.

(d)        All Other Fees.

No other fees were paid to GHB for services provided to Mesabi Trust, other than those described in item (a), for fiscal 2007 or fiscal 2006.

Before the independent auditor is engaged to perform audit and review services for the Trust, the Trustees approve the engagements.

PART IV

ITEM 15.                                              EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) 1.                     Financial Statements:

The following Financial Statements are incorporated in this Report by reference from the following pages of the Annual Report:

Report of Independent Registered Public Accounting Firm	Pages F-3 - F-4

Balance Sheets as of January 31, 2007 and 2006	Page F-5

Statements of Income for the years ended January 31, 2007, 2006, and 2005	Page F-6

Statements of Unallocated Reserve and Trust Corpus for the years ended January 31, 2007, 2006, and 2005	Page F-7

Statements of Cash Flows for the years ended January 31, 2007, 2006, and 2005	Page F-8

Notes to Financial Statements	Pages F-9 - F-14

    (a) 3.      Exhibits:

Item No.	Item	Filing Method

3	Agreement of Trust dated as of July 18, 1961	Incorporated by reference from Exhibit 3 to Mesabi Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 1987.

3(a)	Amendment to the Agreement of Trust dated as of October 25, 1982	Incorporated by reference from Exhibit 3(a) to Mesabi Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 1988.

4	Instruments defining the rights of Trust Certificate Holders	Incorporated by reference from Exhibit 4 to Mesabi Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 1987.

10(a)	Peters Lease	Incorporated by reference from Exhibits 10(a) - 10(d) to Mesabi Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 1987.

10(b)	Amendment of Assignment of Peters Lease	Incorporated by reference from Exhibits 10(a) - 10(d) to Mesabi Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 1987.

10(c)	Cloquet Lease	Incorporated by reference from Exhibits 10(a) - 10(d) to Mesabi Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 1987.

10(d)	Assignment of Cloquet Lease	Incorporated by reference from Exhibits 10(a) - 10(d) to Mesabi Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 1987.

10(e)	Modification of Lease and Consent to Assignment dated as of October 22, 1982	Incorporated by reference from Exhibit 10(e) to Mesabi Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 1988.

Item No.	Item	Filing Method

10(f)	Amendment of Assignment, Assumption and Further Assignment of Peters Lease	Incorporated by reference from Exhibit A to Mesabi Trust’s Report on Form 8-K dated August 17, 1989.

10(g)	Amendment of Assignment, Assumption and Further Assignments of Cloquet Lease	Incorporated by reference from Exhibit B to Mesabi Trust’s Report on Form 8-K dated August 17, 1989.

10(h)	Summary Description of Trustees’ Compensation	Filed herewith.

13	Annual Report of the Trustees of Mesabi Trust for the fiscal year ended January 31, 2007	Filed herewith.

14	Trustees Code of Ethics	Incorporated by reference from Exhibit 13 to Mesabi Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004.

31	Certification of Corporate Trustee of Mesabi Trust pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32	Certification of Corporate Trustee of Mesabi Trust pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 13, 2007

MESABI TRUST

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

/s/ James A. Ehrenberg	April 13, 2007
James A. Ehrenberg
Individual Trustee

/s/ Rodney Gaughan	April 13, 2007
Rodney Gaughan
Assistant Vice President
Deutsche Bank Trust Company Americas

/s/ David J. Hoffman	April 13, 2007
David J. Hoffman
Individual Trustee

/s/ Richard G. Lareau	April 13, 2007
Richard G. Lareau
Individual Trustee

/s/ Norman F. Sprague III	April 13, 2007
Norman F. Sprague III
Individual Trustee