Form 10-Q
period 2007-04-30
MESABI TRUST
filed 2007-06-11
CIK 65172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended April 30, 2007

                or

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from                                         to

Commission File Number:  1-4488

MESABI TRUST

(Exact name of registrant as specified in its charter)

New York	13-6022277
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
c/o Deutsche Bank Trust Company Americas	10005
Trust & Securities Services — GDS	(Zip code)
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).          Yes ☐  No  ☒

As of June 7, 2007, there were 13,120,010 Units of Beneficial Interest in Mesabi Trust outstanding.

PART I - FINANCIAL INFORMATION

Item 1.                     Financial Statements.  (Note 1)

	Three Months Ended
	April 30,
	2007	2006
	(unaudited)	(unaudited)

A. Condensed Statements of Income

Revenues
Royalty income	$1,779,141	$1,636,998
Interest income	5,915	7,972
	1,785,056	1,644,970

Expenses	85,439	171,117

Net income	$1,699,617	$1,473,853

Number of units outstanding	13,120,010	13,120,010

Net income per unit (Note 2)	$0.130	$0.112

Distributions declared per unit (Note 3)	$0.045	$0.300

See Notes to Condensed Financial Statements.

	April 30, 2007	January 31, 2007
	(unaudited)
B. Condensed Balance Sheets

Assets

Cash	$697,895	$4,258,201

U.S. Government securities, at amortized cost (which approximates market)	642,672	727,883

Accrued income receivable	1,539,883	409,764
Prepaid expenses	35,804	18,701
	2,916,254	5,414,549
Fixed property, including intangibles, at nominal values

Amended Assignment of Peters Lease	1	1

Assignment of Cloquet Lease	1	1

Certificate of beneficial interest for 13,120,010 units of land trust	1	1
	3	3

	$2,916,257	$5,414,552

Liabilities, Unallocated Reserve and Trust Corpus

Liabilities
Distribution payable	$590,400	$4,132,803
Accrued expenses	76,963	142,072
	667,363	4,274,875

Unallocated Reserve (Note 4)	2,248,891	1,139,674
Trust Corpus	3	3

	$2,916,257	$5,414,552

See Notes to Condensed Financial Statements.

	Three Months Ended
	April 30,
	2007	2006
	(unaudited)	(unaudited)
C. Condensed Statements of Cash Flows

Cash flows from operating activities
Royalties received	$644,109	$4,209,511
Interest received	10,828	13,033
Expenses paid	(167,651)	(222,367)

Net cash provided by operating activities	487,286	4,000,177

Cash flows from investing activities
Maturities of U.S. Government Securities	4,364,754	6,601,230
Purchases of U.S. Government Securities	(4,279,543)	(10,702,441)

Net cash provided by (used for) investing activities	85,211	(4,101,211)

Cash flows from financing activities
Distributions to Unitholders	(4,132,803)	(6,166,405)

Net change in cash	(3,560,306)	(6,267,439)

Cash, beginning of year	4,258,201	6,377,990

Cash, end of quarter	$697,895	$110,551

Reconciliation of net income to net cash provided by operating activities

Net income	$1,699,617	$1,473,853
(Increase) Decrease in accrued income	(1,130,119)	2,577,574
(Increase) Decrease in prepaid expenses	(17,103)	11,182
Decrease in accrued expenses	(65,109)	(62,432)

Net cash provided by operating activities	$487,286	$4,000,177

See Notes to Condensed Financial Statements.

MESABI TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1.                            The financial statements included herein have been prepared without audit (except for the balance sheet at January 31, 2007) in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of the Trustees, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the results of operations for the three months ended April 30, 2007 and 2006, (b) the financial positions at April 30, 2007 and (c) the cash flows for the three months ended April 30, 2007 and 2006, have been made.

Note 2.                            Earnings per unit are based on weighted average number of units outstanding during the period (13,120,010 units).

Note 3.                            Distributions are required to be declared each year in April, July, October and January after receiving notification from Northshore Mining Company as to the amount of royalty income that is expected to be received by the Trust.  The Trust receives notification of the expected royalty amounts as of the close of each calendar quarter, while the financial statements included herein are prepared on an accrual basis and present the Trust’s results of operations for the three months ended April 30, 2007.  The Trustees determine the amount of distributions to be made to Unitholders after considering any known or anticipated expenses, liabilities and obligations of the Trust.  Accordingly, distributions declared may not reflect the Trust’s current results of operations.

Note 4.                            The Trustees have determined that the Unallocated Reserve should be maintained at a prudent level, usually within the range of $500,000 to $1,000,000, to meet present or future liabilities of the Trust.  Accordingly, although the actual amount of the Unallocated Reserve will fluctuate from time to time, and may increase or decrease from its current level, it is currently intended that future distributions will be highly dependent upon royalty income as it is received quarterly and the level of Trust expenses that the Trustees anticipate occurring in subsequent quarters.  At April 30, 2007, the Unallocated Reserve was represented by $709,008 in unallocated cash and U.S. Government securities, and $1,539,883 of accrued revenue primarily representing royalties not yet received by the Trust but anticipated to be received in July 2007 from Northshore Mining Company as part of the royalty due with respect to the second fiscal quarter, based upon reported lessee shipping activity during the month of April 2007.

Item 2.    Trustees’ Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Certain information included in this Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, and Section 27A of the Securities Act of 1933.  All such forward-looking statements, including those statements estimating iron ore pellet production or shipments, are based on information from the lessee/operator (and its parent corporation) of the mine located on the lands owned and held in trust for the benefit of the holders of units of beneficial interest of Mesabi Trust.  These statements may be identified by the use of forward-looking words, such as “may,” “will,” “could,” “project,” “predict,” “intend,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “should,” “assume,” “forecast” and other similar words.  Such forward-looking statements are inherently subject to known and unknown risks and uncertainties.  Actual results and future developments could differ materially from the results or developments expressed in or implied by these forward-looking statements.  These risks and uncertainties include volatility of iron ore and steel prices, product supply and demand, competition, regulation or government action, litigation and uncertainties about estimates of reserves.  For a discussion of the factors, including but not limited to, those that could materially and adversely affect Mesabi Trust’s actual results and performance, see “Risk Factors” in Part I — Item 1A of Mesabi Trust’s Annual Report on Form 10-K for the year-ended January 31, 2007.  Mesabi Trust undertakes no obligation, other than that imposed by law, to make any revisions to the forward-looking statements contained in this filing or to update them to reflect circumstances occurring after the date of this filing.

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

The Agreement of Trust specifically prohibits the Trustees from entering into or engaging in any business.  This prohibition applies even to business activities the Trustees may deem necessary or proper for the preservation and protection of the Trust Estate.  Accordingly, the Trustees’ activities in connection with the administration of Trust assets are limited to collecting income, paying expenses and liabilities, distributing net income to the holders of Certificates of Beneficial Interest in Mesabi Trust (“Unitholders”) after the payment of, or provision for, such expenses and liabilities, and protecting and conserving the assets held.

The Trustees do not intend to expand their responsibilities beyond those permitted or required by the Agreement of Trust, the Amendment to the Agreement of Trust dated October 25, 1982 (the “Amendment”), and those required under applicable law.  Mesabi Trust has no employees, but it engages independent consultants to assist the Trustees in, among other things, monitoring the volume and sales prices of iron ore products shipped from Silver Bay, Minnesota, based on information supplied to the Trustees by Northshore Mining Company (“Northshore”), the lessee/operator of the Mesabi Trust lands, and its parent company Cleveland-Cliffs Inc (“CCI”).  References to Northshore in this quarterly report, unless the context requires otherwise, are applicable to CCI as well.

Leasehold royalty income constitutes the principal source of the Trust’s revenue.  Royalty rates are determined in accordance with the terms of Mesabi Trust’s leases and assignments of leases.  Three types of royalties, as well as royalty bonuses, comprise the Trust’s leasehold royalty income:

•                                          Base overriding royalties.  Historically base overriding royalties have constituted the majority of Mesabi Trust’s royalty income.  Base overriding royalties are determined by both the volume and selling price of iron ore products shipped.  Northshore is obligated to pay Mesabi Trust base overriding royalties in varying amounts, based on the volume of iron ore products shipped.  Base overriding royalties are calculated as a percentage of the gross proceeds of iron ore products produced at Mesabi Trust lands (and to a limited extent other lands) and shipped from Silver Bay, Minnesota.  The percentage ranges from 2-1/2% of the gross proceeds for the first one million tons of iron ore products so shipped annually to 6% of the gross proceeds for all iron ore products in excess of 4 million tons so shipped annually.  Base overriding royalties are subject to price adjustments under the CCI Pellet Agreements and, as described elsewhere in this report, such adjustments may be positive or negative.  See the section entitled “Royalty Comparisons” below for more information.

•                                          Royalty bonuses.  The Trust earns royalty bonuses when iron ore products shipped from Silver Bay are sold at prices above a threshold price per ton.  The royalty bonus is based on a percentage of the gross proceeds of product shipped from Silver Bay and sold at prices above a threshold price.  The threshold price is adjusted (but not below $30.00 per ton) on an annual basis for inflation and deflation (the “Adjusted Threshold Price”).  The Adjusted Threshold Price was $44.60 per ton for calendar year 2006 and is $45.98 per ton for calendar year 2007.  The royalty bonus percentage ranges from 1/2 of 1% of the gross proceeds (on all tonnage shipped for sale at prices between the Adjusted Threshold Price and $2.00 above the Adjusted Threshold Price) to 3% of the gross proceeds (on all tonnage shipped for sale at prices $10.00 or more above the Adjusted Threshold Price).  Royalty bonuses are subject to price adjustments under the CCI Pellet Agreements and, as described elsewhere in this report, such adjustments may be positive or negative.  See the section entitled “Royalty Comparisons” below for more information.

•                                          Fee royalties.  Historically fee royalties have constituted a smaller component of the Trust’s royalty income, are payable to Mesabi Land Trust, a Minnesota land trust of which Mesabi Trust is the sole beneficiary and for which US Bank N.A. acts as trustee, and are based on the amount of crude ore mined.  Currently, the fee royalty on crude ore is based on an agreed price per ton, subject to certain indexing.  Crude ore is the source of iron oxides used to make iron ore pellets and other products.

•                                          Minimum advance royalties.  Generally, Northshore’s obligation to pay base overriding royalties and royalty bonuses with respect to the sale of iron ore products accrues upon the shipment of those products from Silver Bay.  However, regardless of whether any shipment has occurred, Northshore is obligated to pay to Mesabi

Trust a minimum advance royalty.  Each year, the amount of the minimum advance royalty is adjusted (but not below $500,000 per annum) for inflation and deflation.  The minimum advance royalty was $743,420 for calendar year 2006 and is $766,510 for calendar year 2007.  Until overriding royalties (and royalty bonuses, if any) for a particular year equal or exceed the minimum advance royalty for the year, Northshore must make quarterly payments of up to 25% of the minimum advance royalty for the year.  Because minimum advance royalties are essentially prepayments of base overriding royalties and royalty bonuses earned each year, any minimum advance royalties paid in a fiscal quarter are recouped by credits against base overriding royalties and royalty bonuses earned in later fiscal quarters during the year.

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

Results of Operations

Comparison of Iron Ore Pellet Production and Shipments for the Three Months Ended April 30, 2007 and April 30, 2006

As shown in the table below, production of iron ore pellets at Northshore from Mesabi Trust lands during the fiscal quarter ended April 30, 2007 totaled 953,557 tons, and actual shipments over the same period totaled 469,470 tons.  By comparison, actual pellet production and actual shipments for the comparable prior period were 1,218,586 tons and 537,059 tons, respectively.

Fiscal Quarter Ended	Pellets Produced from Trust Lands (tons)	Pellets Shipped from Trust Lands (tons)
April 30, 2007	953,557	469,470
April 30, 2006	1,218,586	537,059

Comparison of Royalty Income for the Three Months Ended April 30, 2007 and April 30, 2006

Total royalty income for the quarter increased approximately 9% over the comparable prior period.  The increase in total royalty income is due to the Trust’s receipt of a minimum advance royalty with respect to the first calendar quarter of 2007.  As discussed elsewhere in this report, the Trust receives a minimum advance royalty payment in any quarter in which the base overriding royalties are less than the minimum advance royalty for the relevant calendar quarter.  Bonus royalties are paid as a result of pellets shipped at prices above the current Adjusted Threshold Price of $45.98 per ton.

The table below shows that the base overriding royalties and the bonus royalties each decreased approximately 2% for the three months ended April 30, 2007.  The decrease in the base overriding royalties is due to a slight decrease in shipments and a small reduction in the average sales price per ton of iron ore pellets, each as compared to the three months ended April 30, 2006.  Similarly, the decrease in the bonus royalties is due to a slight decrease in shipments and a small reduction in the average sales price per ton of iron ore pellets combined with an increase in the Adjusted Threshold Price for the three months ended April 30, 2007, as compared to the three months ended April 30, 2006.

The table below summarizes the components of Mesabi Trust’s royalty income for the three months ended April 30, 2007 and April 30, 2006, respectively:

	Three Months Ended April 30,
	2007	2006
Base overriding royalties	$524,776	$539,699
Bonus royalties	967,057	985,542
Minimum advance royalty paid (recouped)	191,628	—
Fee royalties	95,680	111,757
Total royalty income	$1,779,141	$1,636,998

Comparison of Income, Expenses and Distributions for the Three Months Ended April 30, 2007 and April 30, 2006

Net income for the quarter ended April 30, 2007 was $1,699,617, an increase of approximately 15% over the quarter ended April 30, 2006.  As with the increase in total royalty income, the increase in net income for the quarter ended April 30, 2007 was due to the Trust’s receipt of the minimum advance royalty combined with a 50% decrease in the Trust’s expenses.  The decrease in the Trust’s expenses for the first fiscal quarter of 2007 is primarily due to a decrease in legal and accounting fees.  The table below summarizes the Trust’s income and expense items for the three months ended April 30, 2007 and April 30, 2006, respectively.

	Three Months Ended April 30,
	2007	2006
Total royalty income	$1,779,141	$1,636,998
Interest income	5,915	7,972
Gross income	1,785,056	1,644,970
Expenses	85,439	171,117
Net income	$1,699,617	$1,473,853

As presented on the Trust’s Condensed Statements of Income on page 2 of this quarterly report, the Trust’s net income per unit increased $0.018 to $0.130 for the three months ended April 30, 2007.  At the same time, distributions declared per unit decreased $0.255 to $0.045 for the three months ended April 30, 2007.  The increase in net income and decrease in distributions declared is due to the fact that the Trust receives notice of the royalty amounts as of the close of each calendar quarter, while the Trust’s financial statements are prepared on an accrual basis and present the Trust’s results of operations for the three months ended April 30, 2007.  Distributions declared for the three months ended April 30, 2007 do not reflect the Trust’s current results of operations but rather result from the royalty notification received by the Trust as of March 31, 2007, which is the time the distribution determination is required to be made under the Agreement of Trust.

Comparison of Unallocated Reserve for the Three Months Ended April 30, 2007 and April 30, 2006

The Trust’s Unallocated Reserve, which is comprised of accrued income receivable and cash reserve for unexpected losses decreased 11% from $2,522,875 for the three months ended April 30, 2006 to $2,248,891 for the three months ended April 30, 2007.  The accrued income receivable portion of the Unallocated Reserve decreased 9% from $1,700,192 for the three months ended April 30, 2006 to $1,539,883 for the three months ended April 30, 2007.  At the same time, the Trust’s reserve for unexpected losses, which is represented by unallocated cash and U.S. Government securities, decreased 14% from $822,683 for the three months ended April 30, 2006 to $709,008 for the three months ended April 30, 2007.

The Trust’s Unallocated Reserve for the three months ended April 30, 2007 increased 97% or $1,109,217 as compared to the fiscal year ended January 31, 2007.  The increase in the Unallocated Reserve is primarily due to the accrual of royalty income for shipments from Northshore during the month of April 2007.  At January 31, 2007, approximately 36% of the Unallocated Reserve or $409,764 was represented by accrued income receivable while 64% or $729,910 was represented by unallocated cash and U.S. Government securities.  Comparatively, for the three months ended April 30, 2007, approximately 68% of the Unallocated Reserve or $1,539,883 was represented by accrued income receivable while 32% or $709,008 was represented by unallocated cash and U.S. Government securities.

The Trustees have determined that a portion of the Unallocated Reserve, usually within the range of $500,000 to $1,000,000 or such other amount as the Trustees may deem prudent, should be maintained as a reserve for unexpected losses.  Although the actual amount of the Unallocated Reserve will fluctuate from time to time and may increase or decrease from its current level, it is currently intended that future distributions will be highly dependent upon royalty income as it is received and the level of Trust expenses.  The amount of future royalty income available for distribution will be subject to the volume of iron ore product shipments and the dollar level of sales by Northshore.  Shipping activity is greatly reduced during the winter months and economic conditions, particularly those affecting the steel industry, may adversely affect the amount and timing of such future shipments and sales.  See discussion under the heading “Risk Factors” beginning on page 3 of the Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 2007.

The Trustees will continue to monitor the economic circumstances of the Trust to strike a responsible balance between distributions to Unitholders and the need to maintain adequate reserves at a prudent level, given the unpredictable nature of the iron ore industry, the Trust’s dependence on the actions of the lessee/operator, and the fact that the Trust essentially has no other liquid assets.

Recent Developments

Update to Iron Ore Reserve Estimate.  In CCI’s Form 10-K for the year ended December 31, 2006, CCI estimated that there remains enough ore reserve in the mine at Northshore to produce approximately 318 million tons of pellets.  As previously reported, earlier this year the Trustees engaged an independent geological consulting firm, Scott Wilson Roscoe Postle Associates, Inc. (“Scott Wilson RPA”), to confirm that the process used by CCI to estimate the ore reserve in the mine at Northshore is reasonable.  In its report to the Trustees, Scott Wilson RPA reported to the Trustees that the reserve estimation process used by CCI is reasonable and complies with the reporting standards set forth in Securities Act Industry Guide 7.  Based on the report of Scott Wilson RPA, the Trustees estimate that at least 90% of the ore reserve in the mine at Northshore, as reported by CCI, is attributable to the Trust Estate.  There are numerous uncertainties involved in the estimation of iron ore reserves.  See the Trust’s

Annual Report on Form 10-K for the year ended January 31, 2007 under the heading “Risk Factors” in Part I — Item 1A for more information.

Production and Shipments.  During calendar years 2006, 2005, 2004, 2003 and 2002, the percentage of shipments of iron ore products from Mesabi Trust lands was approximately 90.9%, 90.1%, 92.0%, 95.5%, and 97.5%, respectively, of total shipments.  Northshore has not advised the Trustees as to the percentage of iron ore products from Mesabi Trust lands it anticipates shipping in calendar year 2007.  See the description of the uncertainty of market conditions in the iron ore and steel industry under “Important Factors Affecting Mesabi Trust” below and the information under the heading “Risk Factors” in Part I — Item 1A of the Trust’s Annual Report on Form 10-K for the year-ended January 31, 2007.

Mesabi Nugget Project.  In its Form 10-K filed May 25, 2007, CCI stated that it continues to evaluate opportunities to develop a commercial-scale reduced iron plant, which will convert taconite into nearly pure iron in nugget form utilizing Kobe Steel’s ITmk3 technology.  CCI did not provide any information regarding the location or source of raw materials for the commercial-scale reduced iron plant.  The Trustees are unable to make any projections regarding the extent to which CCI’s plans for developing a commercial-scale reduced iron plant may impact future royalties payable to Mesabi Trust.

Iron Ore Pricing and Contract Adjustments.  During the course of its fiscal year some portion of the royalties paid to Mesabi Trust will be based on estimated prices for iron ore products sold under certain term contracts between Northshore, CCI and certain of their customers (the “CCI Pellet Agreements”).  Mesabi Trust is not a party to the CCI Pellet Agreements.  These prices are subject to interim and final pricing adjustments, which can be positive or negative, and which adjustments are dependent in part on multiple price and inflation index factors that are not known until after the end of a contract year. This can result in significant variations in royalties received by Mesabi Trust (and in turn the resulting amount available for distribution to Unitholders by the Trust) from quarter to quarter, year to year, and on a comparative historical basis, and these variations can be positive or negative.  Mesabi Trust has not recently had full access to the CCI Pellet Agreements.  Moreover, because Mesabi Trust is not a party to the CCI Pellet Agreements and has no control over the mining operations or shipping activities of Northshore, the Trustees cannot predict the significance such adjustments may have on the royalties payable to Mesabi Trust.

CCI and Mittal Steel Supply Agreement.  In its Form 8-K filed March 19, 2007, CCI reported that it entered into a new supply agreement with Mittal Steel USA Inc. (“Mittal”) that “covers significant price and volume matters under three separate pre-existing iron ore pellet supply agreements with [CCI] for Mittal’s Cleveland and Indiana Harbor West, Indiana Harbor East and Weirton facilities.”  CCI also reported that the new supply agreement: (i) replaced the Letter of Agreement dated as of April 12, 2006, between [CCI] and Mittal, (ii) consolidated provisions under other agreements to aggregate Mittal’s purchases during the years 2006 through and including 2010, (iii) obligates Mittal to purchase specified minimum tonnages of iron ore, on an aggregate basis, through 2010, and (iv) set the minimum annual tonnage requirements at Mittal’s approximately budgeted usage levels through 2010 with pricing then in effect at the facility where the pellets are delivered.  The Trustees are unable to predict the impact the new supply agreement will have on the royalties payable to Mesabi Trust.

USW Organizing Efforts at Northshore.  In its Form 10-K filed May 25, 2007, CCI reported that it is currently in a dispute with the United Steel Workers Association (“USW”) regarding the USW’s organizing campaign at Northshore.  In its Form 10-K, CCI reported that the USW advised the Company that they initiated an organizing campaign at Northshore effective April 1, 2006. Under the terms of CCI’s collective bargaining agreements with the USW, it is required to remain neutral during the organizing campaign. CCI reported that it engaged the USW in a discussion regarding CCI’s neutrality commitment in the collective bargaining agreement with the USW but the issues were not resolved and the USW has filed suit in Federal District Court in Minnesota to compel arbitration of the issues. CCI stated that it has filed a charge with the National Labor Relations Board seeking it to intervene in the matter to clarify its requirements and prohibit any unlawful actions by the USW. Although CCI has stated that previous efforts to organize Northshore employees have not been successful, the Trustees are unable to predict whether a campaign may begin or the outcome of the campaign, if it proceeds.

EPA Notice of Violation at Northshore.  In its Form 8-K filed February 15, 2006, CCI reported that the EPA notified Northshore that it was being cited for four alleged environmental violations relating to the restarts of Furnaces 6, 11 and 12 at Northshore.  In its Form 10-K filed May 25, 2007, CCI reported that in December 2006, the Minnesota Pollution Control Agency (“MPCA”) advised Northshore that the U.S. Environmental Protection Agency (“EPA”) would not pursue any further action related to the alleged environmental violations at Northshore.

Northshore Administrative Permit Amendment.   According to CCI’s Form 10-K, on December 16, 2006, CCI submitted an administrative permit amendment application to the MPCA with respect to Northshore’s Title V operating permit.  CCI reported that the proposed amendment by Northshore requested the deletion of a 30 year old “control city” monitoring requirement but the MPCA denied Northshore’s application on February 23, 2007.  CCI further reported that it has appealed the denial of its application to the Minnesota Court of Appeals and that subsequent to the filing of the appeal, the MPCA advised Northshore that the MPCA considered Northshore to be in violation of the control city standard. CCI’s also reported that it is currently in discussions with the MPCA with respect to the terms of a compliance schedule in which it would agree to take certain actions in settlement of the alleged violation. According to CCI’s Form 10-K, the Minnesota Center for Environmental Advocacy has since filed a motion with the Court of Appeals to intervene in Northshore’s appeal of the denial of an administrative amendment to Northshore’s Title V operating permit. The Trustees are unable to predict what impact an adverse decision with respect to Northshore’s Title V operating permit would have on the royalties payable to the Trust.

Securities Regulation.  The Trust is a publicly-traded trust listed on the New York Stock Exchange (“NYSE”) and is therefore subject to extensive regulation under, among others, the Securities Act of 1933, the Securities Exchange Act of 1934, the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and the rules and regulations of the NYSE.  Issuers failing to comply with such authorities risk serious consequences, including criminal as well as civil and administrative penalties.  In most instances, these laws, rules and regulations do not specifically address their applicability to publicly-traded trusts such as Mesabi Trust.  In particular, Sarbanes-Oxley mandated the adoption by the Securities and Exchange Commission (the “SEC”) and NYSE of certain rules and regulations that are impossible for the Trust to literally satisfy because of its nature as a pass-through trust.  Pursuant to NYSE rules the Trust is exempt from many of the corporate governance requirements that apply to publicly traded corporations.  The Trust does not have, nor does the Agreement of Trust provide for, a board of directors, an audit committee, a corporate governance committee or a compensation committee.  The Trustees intend to closely monitor the SEC’s and NYSE’s rulemaking activity and will attempt to comply with such rules and regulations where applicable.

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

For a discussion of additional factors, including but not limited to those that could adversely affect Mesabi Trust’s actual results and performance, see “Risk Factors” in Part I — Item 1A of Mesabi Trust’s Annual Report on Form 10-K for the year-ended January 31, 2007.

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

As part of their evaluation of the Trust’s disclosure controls and procedures, the Trustees rely on quarterly shipment and royalty calculations provided by Northshore.  Because Northshore has declined to support this information with a written certification attesting to whether Northshore has established disclosure controls and procedures and internal controls sufficient to enable it to verify that the information furnished to the Trustees is accurate and complete, the Trustees also rely on (a) an annual certification from Northshore and Northshore’s parent, CCI, certifying as to the accuracy of the royalty calculations, and (b) the related due diligence review performed by the Trust’s external accountants.  In addition, the Trust’s consultants review the schedule of leasehold royalties payable and shipping and sales reports provided by Northshore against production and shipment reports prepared by the Eveleth Fee Office, Inc., an independent consultant to the Trust (“Eveleth Fee Office”). The Eveleth Fee Office gathers production and shipping information from Northshore and prepares monthly production and shipment reports for the Trustees. Furthermore, as part of its engagement by the Trust, the Eveleth Fee Office also attends Northshore’s calibration and testing of its crude ore scales and boat loader scales which are conducted on a periodic basis.

As of the end of the period covered by this report, the Trustees carried out an evaluation of the Trust’s disclosure controls and procedures.  The Trustees have concluded that such disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting.  To the knowledge of the Trustees, there has been no change in the Trust’s internal control over financial reporting that occurred during the Trust’s last fiscal quarter that has materially affected, or is likely to materially affect, the Trust’s internal control over financial reporting.  The Trustees note for purposes of clarification that they have no authority over, and make no statement concerning, the internal controls of Northshore or CCI.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

As previously reported, on September 25, 2006, Mesabi Trust filed a Demand in Arbitration with the American Arbitration Association (the “Demand”) naming Cleveland-Cliffs Inc (“CCI”) and its wholly-owned subsidiary Northshore Mining Company (“Northshore”) as respondents (the “Respondents”).  The Demand asserted that under the Amendment of Assignment of Peters Lease, the Trustees and their duly authorized representatives have the right to examine and make copies of and abstracts from certain pellet supply agreements because they constitute records and books of account relating to the operations of Northshore.  Mesabi Trust and the Respondents have negotiated a tentative resolution pursuant to which Mesabi Trust’s accountants will have access to and be permitted to examine certain pellet supply agreements of CCI.  Under the terms of the tentative resolution, Mesabi Trust will voluntarily dismiss the Demand without prejudice, with each party bearing responsibility for its respective costs.

Item 1A.            Risk Factors

There have been no material changes in the Trust’s risk factors as described in Part I Item 1A, “Risk Factors” in the Trust’s Annual Report on Form 10-K for the year ended January 31, 2007.

Item 2.                     Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.                     Defaults Upon Senior Securities.

None.

Item 4.                     Submission of Matters to a Vote of Security Holders.

None.

Item 5.                     Other Information.

None.

Item 6.                     Exhibits.

31	Certification of Corporate Trustee of Mesabi Trust pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Corporate Trustee of Mesabi Trust pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Report of Gordon, Hughes and Banks, LLP, dated June 6, 2007 regarding its review of the un-audited interim financial statements of Mesabi Trust as of and for the quarter ended April 30, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MESABI TRUST
(Registrant)

	By:	DEUTSCHE BANK TRUST COMPANY AMERICAS
Corporate Trustee
Principal Administrative Officer and duly authorized signatory:*

	By:	Deutsche Bank National Trust Company

Date: June 11, 2007		By:	/s/ Rodney Gaughan
Name: Rodney Gaughan
Title: Vice President

* There are no principal executive officers or principal financial officers of the registrant.