Form 10-Q
period 2007-07-31
MESABI TRUST
filed 2007-09-07
CIK 65172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2007

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                          Yes  ☐   No  ☒

As of September 6, 2007, there were 13,120,010 Units of Beneficial Interest in Mesabi Trust outstanding.

PART I - FINANCIAL INFORMATION

Item 1.                     Financial Statements.  (Note 1)

Mesabi Trust

Condensed Statements of Income

Three and Six Months Ended July 31, 2007 and 2006

		Three Months Ended		Six Months Ended
		July 31,		July 31,
		2007	2006	2007	2006
		(unaudited)	(unaudited)	(unaudited)	(unaudited)
A.	Condensed Statements of Income

	Revenues
	Royalty income	$4,427,036	$6,310,152	$6,206,177	$7,947,151
	Interest income	8,448	16,962	14,362	24,934
		4,435,484	6,327,114	6,220,539	7,972,085

	Expenses	261,345	137,759	346,783	308,876

	Net income	$4,174,139	$6,189,355	$5,873,756	$7,663,209

	Number of units outstanding	13,120,010	13,120,010	13,120,010	13,120,010

	Net income per unit (Note 2)	$0.3182	$0.4717	$0.4477	$0.5841

	Distributions declared per unit (Note 3)	$0.3100	$0.4000	$0.3550	$0.7000

See Notes to Condensed Financial Statements.

Mesabi Trust

Condensed Balance Sheets

July 31, 2007 and January 31, 2007

		July 31, 2007	January 31, 2007
		(unaudited)
B.	Condensed Balance Sheets

	Assets

	Cash	$4,284,481	$4,258,201

	U.S. Government securities, at amortized cost (which approximates market)	434,962	727,883

	Accrued income receivable	1,756,107	409,764
	Prepaid expenses	54,354	18,701
		6,529,904	5,414,549

	Fixed property, including intangibles, at nominal values

	Amended Assignment of Peters Lease	1	1

	Assignment of Cloquet Lease	1	1

	Certificate of beneficial interest for 13,120,010 units of land trust	1	1
		3	3

		$6,529,907	$5,414,552

	Liabilities, Unallocated Reserve and Trust Corpus

	Liabilities
	Distribution payable	$4,067,203	$4,132,803
	Accrued expenses	106,873	142,072
		4,174,076	4,274,875

	Unallocated Reserve (Note 4)	2,355,828	1,139,674
	Trust Corpus	3	3

		$6,529,907	$5,414,552

See Notes to Condensed Financial Statements.

Mesabi Trust

Condensed Statements of Cash Flows

Six Months Ended July 31, 2007 and 2006

		Six Months Ended
		July 31,
		2007	2006
		(unaudited)	(unaudited)
C.	Condensed Statements of Cash Flows

	Cash flows from operating activities
	Royalties received	$4,853,799	$9,591,781
	Interest received	20,398	26,915
	Expenses paid	(417,636)	(475,264)

	Net cash provided by operating activities	4,456,561	9,143,432

	Cash flows from investing activities
	Maturities of U.S. Government Securities	5,231,254	10,810,385
	Purchases of U.S. Government Securities	(4,938,331)	(10,830,579)

	Net cash provided by (used for) investing activities	292,923	(20,194)

	Cash flow from financing activities
	Distributions to Unitholders	(4,723,204)	(10,102,408)

	Net change in cash	26,280	(979,170)

	Cash, beginning of year	4,258,201	6,377,990

	Cash, end of quarter	$4,284,481	$5,398,820

	Reconciliation of net income to net cash provided by operating activities

	Net income	$5,873,756	$7,663,209
	(Increase) decrease in accrued income receivable	(1,346,343)	1,646,612
	Increase in prepaid expense	(35,653)	(36,897)
	Decrease in accrued expenses	(35,199)	(129,492)

	Net cash provided by operating activities	$4,456,561	$9,143,432

See Notes to Condensed Financial Statements.

Mesabi Trust

Notes to Condensed Financial Statements

Note 1.                            The financial statements included herein have been prepared without audit (except for the balance sheet at January 31, 2007) in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of the Trustees, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the results of operations for the three months and six months ended July 31, 2007 and 2006, (b) the financial position at July 31, 2007 and (c) the cash flows for the six months ended July 31, 2007 and 2006, have been made.

Note 2.                            Earnings per unit are based on weighted average number of units outstanding during the period (13,120,010 units).

Note 3.                            Distributions are required to be declared each year in April, July, October and January after receiving notification from Northshore Mining Company as to the amount of royalty income that is expected to be received by the Trust.  The Trust receives notification of the expected royalty amounts as of the close of each calendar quarter, while the financial statements included herein are prepared on an accrual basis and present the Trust’s results of operations for the three and six month periods ended July 31, 2007 and 2006.  The Trustees determine the amount of distributions to be made to Unitholders after considering any known or anticipated expenses, liabilities and obligations of the Trust.  Accordingly, distributions declared may not reflect the Trust’s current results of operations.

Note 4.                            The Trustees have determined that the unallocated cash and U.S. Government securities portion of the Unallocated Reserve should be maintained at a prudent level, usually within the range of $500,000 to $1,000,000, to meet present or future liabilities of the Trust.  Accordingly, although the actual amount of the Unallocated Reserve will fluctuate from time to time, and may increase or decrease from its current level, it is currently intended that future distributions will be highly dependent upon royalty income as it is received quarterly and the level of Trust expenses that the Trustees anticipate occurring in subsequent quarters.  At July 31, 2007, the Unallocated Reserve was represented by $599,721 in unallocated cash and U.S. Government securities, and $1,756,107 of accrued revenue primarily representing royalties not yet received by the Trust but anticipated to be received from Northshore Mining Company in October 2007 based upon reported lessee shipping activity during the month of July 2007.

Item 2.           Trustees’ Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Certain information included in this Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933.  All such forward-looking statements, including those statements estimating iron ore pellet production or shipments, are based on information from the lessee/operator (and its parent corporation) of the mine located on the lands owned and held in trust for the benefit of the holders of units of beneficial interest of Mesabi Trust.  These statements may be identified by the use of forward-looking words, such as “may,” “will,” “could,” “project,” “predict,” “intend,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “should,” “assume,” “forecast” and other similar words.  Such forward-looking statements are inherently subject to known and unknown risks and uncertainties.  Actual results and future developments could differ materially from the results or developments expressed in or implied by these forward-looking statements.  These risks and uncertainties include volatility of iron ore and steel prices, product supply and demand, competition, regulation or government action, litigation and uncertainties about estimates of reserves.  For a discussion of the factors, including but not limited to, those that could materially and adversely affect Mesabi Trust’s actual results and performance, see “Risk Factors” in Part I – Item 1A of Mesabi Trust’s Annual Report on Form 10-K for the year-ended January 31, 2007.  Mesabi Trust undertakes no obligation, other than that imposed by law, to make any revisions to the forward-looking statements contained in this filing or to update them to reflect circumstances occurring after the date of this filing.

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

•                  Fee royalties.  Historically, fee royalties have constituted a smaller component of the Trust’s royalty income.  Fee royalties are payable to the Mesabi Land Trust, a Minnesota land trust, which holds a 20% interest as fee owner in the Peters Lease.  Mesabi Trust holds the entire beneficial interest in the Mesabi Land Trust for which US Bank N.A. acts as the corporate trustee.  Fee royalties are based on the amount of crude ore mined after the payment of expenses.  Currently, the fee royalty on crude ore is based on an agreed price per ton, subject to certain indexing.  Crude ore is the source of iron oxides used to make iron ore pellets and other products.

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

Results of Operations

Comparison of Iron Ore Pellet Production and Shipments for the Three and Six Months Ended July 31, 2007 and July 31, 2006

As shown in the table below, production of iron ore pellets at Northshore from Mesabi Trust lands during the fiscal quarter ended July 31, 2007 totaled approximately 1.26 million tons, and actual shipments over the same period totaled approximately 1.12 million tons.  By comparison, actual pellet production during the same period in 2006 totaled approximately 1.25 million tons, and actual shipments approximated 1.43 million tons.

Three Months Ended	Pellets Produced from Trust Lands (tons)	Shipments from Trust Lands (tons)
July 31, 2007	1,255,510	1,119,828
July 31, 2006	1,246,138	1,427,269

As shown in the table below, during the six months ended July 31, 2007, production of iron ore pellets at Northshore from Mesabi Trust lands totaled approximately 2.21 million tons, and actual shipments over the same period totaled approximately 1.59 million tons.  By comparison, actual pellet production during the same period in 2006 totaled approximately 2.46 million tons, and actual shipments approximated 1.96 million tons.

Six Months Ended	Pellets Produced from Trust Lands (tons)	Shipments from Trust Lands (tons)
July 31, 2007	2,209,067	1,589,298
July 31, 2006	2,464,724	1,964,328

Comparison of Royalty Income for the Three and Six Months Ended July 31, 2007 and July 31, 2006

Royalties received in July 2007 included a royalty bonus payment, reflecting prices of pellets shipped that exceeded the current Adjusted Threshold Price of $45.98 per ton.  Total royalty income for the three months ended July 31, 2007 decreased approximately 30%, as compared to the three months ended July 31, 2006, due to lower base overriding and bonus royalties resulting from a decrease in the volume of shipments, generally lower pellet prices and a higher Adjusted Threshold Price for bonus royalties.  The following table provides a summary of Mesabi Trust’s royalty income for the three months ended July 31, 2007 and July 31, 2006, respectively.

	Three Months Ended July 31,
	2007	2006
Base overriding royalties	$2,479,304	$3,373,097
Bonus royalties	2,016,291	2,823,672
Minimum advance royalty paid (recouped)	(191,628)	—
Fee royalties	123,069	113,383
Total royalty income	$4,427,036	$6,310,152

Total royalty income for the six months ended July 31, 2007 decreased approximately 21%, as compared to the six months ended July 31, 2006.  The lower total royalty income figure is the result of a decrease in base overriding and bonus royalties due to a decrease in the volume of shipments, generally lower pellet prices and a higher Adjusted Threshold Price for bonus royalties.  The following table provides a summary of Mesabi Trust’s royalty income for the six months ended July 31, 2007 and July 31, 2006, respectively.

	Six Months Ended July 31,
	2007	2006
Base overriding royalties	$3,004,080	$3,912,795
Bonus royalties	2,983,348	3,809,214
Minimum advance royalty paid (recouped)	—	—
Fee royalties	218,749	225,142
Total royalty income	$6,206,177	$7,947,151

Comparison of Trust Income for the Three and Six Months Ended July 31, 2007 and July 31, 2006

Net income for the three months ended July 31, 2007 was $4,174,139 a decrease of approximately 33% as compared to net income of $6,189,355 for the three months ended July 31, 2006.  This decrease was due to decreases in the base overriding royalties paid to the Trust, resulting from a reduction in the volume of shipments, and lower bonus royalties during the quarter due to lower pellet prices and a higher Adjusted Threshold Price.  In addition, Trust expenses increased approximately 90% from the comparable prior period.  The increase in Trust expenses was primarily the result of an increase of approximately $95,000 in legal and accounting fees, relating to accounting services invoiced in the second fiscal quarter and additional legal services provided in connection with the settlement of the arbitration proceeding with CCI.  The following table provides a summary of Mesabi Trust’s results for the three months ended July 31, 2007 and July 31, 2006, respectively.

	Three Months Ended July 31,
	2007	2006
Total royalty income	$4,427,036	$6,310,152
Interest income	8,448	16,962
Gross income	4,435,484	6,327,114

Expenses	261,345	137,759
Net income	$4,174,139	$6,189,355

Net income for the six months ended July 31, 2007 was $5,873,756, a decrease of approximately 23% as compared to net income of $7,663,209 for the six months ended July 31, 2006.  As was the case for the three months ended July 31, 2007, this decrease was due to decreases in the base overriding royalties paid to the Trust, resulting from a reduction in the volume of shipments, and lower bonus royalties due to lower pellet prices and a higher Adjusted Threshold Price.  Trust expenses increased 12% from the comparable prior period due to an increase in the general and administrative expenses, primarily legal and accounting fees, incurred by the Trust.  The following table provides a summary of Mesabi Trust’s results for the six months ended July 31, 2007 and July 31, 2006, respectively.

	Six Months Ended July 31,
	2007	2006
Total royalty income	$6,206,177	$7,947,151
Interest income	14,362	24,934
Gross income	6,220,539	7,972,085

Expenses	346,783	308,876
Net income	$5,873,756	$7,663,209

Unallocated Reserve

The Unallocated Reserve as of July 31, 2007 was $2,355,828, a decrease of 32% as compared to the $3,464,226 in Unallocated Reserve as of July 31, 2006.  The decrease in the Unallocated Reserve is the result of a decrease in the royalty revenue accrued on the Trust’s balance sheet at the end of the fiscal quarter ended July 31, 2007, but not yet paid to the Trust, and a reduction in the unallocated cash and U.S. Government securities.  At July 31, 2007, $1,756,107, or approximately 75% of the Unallocated Reserve was accrued revenue, primarily representing royalties not yet received by the Trust but anticipated to be received from Northshore in October 2007.  Comparatively, at July 31, 2006, $2,631,154, or approximately 76% of the Unallocated Reserve was accrued revenue.  The decrease in accrued revenue, which is based upon reported lessee shipping activity for the month of July 2007, is reflected as accrued income receivable on the balance sheet at July 31, 2007.  The Trustees anticipate that the accrued income receivable be distributed to Unitholders in October 2007, after providing for expenses and unexpected loss contingencies.

The Trustees have determined that a portion of the Unallocated Reserve, usually within the range of $500,000 to $1,000,000 or such other amount as the Trustees may deem prudent, should be maintained for unexpected loss contingencies.  As of July 31, 2007, $599,721, or 25% of the Unallocated Reserve was unallocated cash and U.S. Government securities, whereas, at July 31, 2006, $833,072, or 24% of the Unallocated Reserve was unallocated cash and U.S. Government securities.

The Trust’s Unallocated Reserve for the six months ended July 31, 2007 increased 107% or $1,216,154 as compared to the Unallocated Reserve for the fiscal year ended January 31, 2007.  This increase in the Unallocated Reserve is primarily due to the accrual of royalty income for shipments from Northshore during the month of July 2007.  At January 31, 2007, $409,764, or approximately 36% of the Unallocated Reserve was accrued income receivable while $729,910 or 64% was unallocated cash and U.S. Government securities.

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

Recent Developments

Production and Shipments.  CCI reported in its Form 10-Q filed August 3, 2007 that production for the first six months of 2007 for Northshore was approximately 2.6 million tons of iron ore pellets, representing an increase in production of approximately 100,000 tons from the first six months of 2006.  CCI’s estimate for calendar year 2007 production at Northshore is currently set at 5.1 million tons of iron ore pellets (using iron ore mined both from Mesabi Trust lands and from other than Mesabi Trust lands) which, if the estimate is accurate, would represent no change in production at Northshore from calendar year 2006.  Northshore has not provided Mesabi Trust with an estimate of its calendar year 2007 shipments of iron ore pellets.

During calendar years 2006, 2005, 2004, 2003 and 2002, the percentage of shipments of iron ore products from Mesabi Trust lands was approximately 90.9%, 90.1%, 92.0%, 95.5% and 97.5%, respectively, of total shipments.  Northshore has not advised the Trustees as to the percentage of iron ore products from Mesabi Trust lands it anticipates shipping in calendar year 2007.  See the description of the uncertainty of market conditions in the iron ore and steel industry under “Important Factors Affecting Mesabi Trust” below and the information under the heading “Risk Factors” in Part I – Item 1A of the Trust’s Annual Report on Form 10-K for the year-ended January 31, 2007.

Capacity Expansions.  In its Form 10-Q filed August 3, 2007, CCI announced that it reinitiated construction activity to restart an idled pellet furnace at Northshore’s palletizing facility in Silver Bay, Minnesota.  CCI reported that the restart of the idled furnace will increase capacity by approximately 800,000 tons beginning in 2008.  CCI has not indicated whether the increase in capacity will result in an increase in production or shipments of iron ore pellets.  The Trustees are unable to make any projections regarding the extent to which the restart of the idled furnace at Northshore may impact future royalties payable to Mesabi Trust.

Iron Ore Pricing and Contract Adjustments.  During the course of Mesabi Trust’s fiscal year some portion of the royalties paid to Mesabi Trust will be based on estimated prices for iron ore products sold under certain term contracts among Northshore, CCI and certain of their customers (the “CCI Pellet Agreements”).  Mesabi Trust is not a party to the CCI Pellet Agreements.  The pricing provisions under the CCI Pellet Agreements are subject to interim and final pricing adjustments, which can be positive or negative, and which adjustments are dependent in part on multiple price and inflation index factors that are not known until after the end of a contract year.  This can result in significant and frequent variations in royalties received by Mesabi Trust (and in turn the resulting amount available for distribution to Unitholders by the Trust) from quarter to quarter and on a comparative historical basis, and these variations, which can be positive or negative, cannot be predicted by Mesabi Trust.

Mesabi Nugget Project.  In 2002, CCI began participating in the Mesabi Nugget Project with Kobe Steel, Ltd. (“Kobe Steel”), Steel Dynamics, Inc., Ferrometrics, Inc. and the State of Minnesota.  The project’s objective was to develop and apply a new iron making technology (Kobe Steel’s Itmk3 process) for converting iron ore into nearly pure iron nugget form.  In its Form 10-K filed May 25, 2007, CCI stated that it was evaluating opportunities to develop a commercial-scale reduced iron nugget production facility to utilize Kobe Steel’s ITmk3 technology.  In a Form 8-K filed August 17, 2007, CCI announced that it and Kobe Steel intend to construct a commercial-scale reduced iron nugget production facility at CCI’s Empire Mine site in Palmer, Michigan.  CCI also announced that the project is subject to obtaining environmental permits, execution of final agreements between CCI and Kobe Steel, and final approval of each company’s board of directors.  The Trustees are unable to make any projections regarding the extent to which CCI’s plans to build the commercial-scale reduced iron plant at CCI’s Empire Mine site might impact shipments from Silver Bay or future royalties payable to Mesabi Trust.

Northshore Administrative Permit Amendment.  According to CCI’s Form 10-K filed May 25, 2007, on December 16, 2006, CCI submitted an administrative permit amendment application to the Minnesota Pollution Control Agency (“MPCA”) with respect to Northshore’s Title V operating permit.  CCI reported that the proposed amendment by Northshore requested the deletion of a 30 year old “control city” monitoring requirement but the MPCA denied Northshore’s application on February 23, 2007.  CCI also reported that it appealed the denial of its application to the Minnesota Court of Appeals and that subsequent to the filing of the appeal, the MPCA advised Northshore that the MPCA considered Northshore to be in violation of the control city standard.  CCI previously reported that it was in discussions with the MPCA with respect to the terms of a compliance schedule in which it would agree to take certain actions in settlement of the alleged violation.  In CCI’s Form 10-Q filed August 3, 2007, it reported that on July 18, 2007, the MPCA issued a draft Administrative Order to become final on August 3, 2007 requiring various investigative and mitigation actions, as well as notifying Northshore of its opportunity to file a contested case hearing by August 2, 2007.  According to CCI’s Form 10-Q, on August 1, 2007, Northshore filed a petition for a contested case hearing and Northshore has filed a Motion for Briefing and Hearing Schedule Order in the United States District Court of Minnesota to help clarify the meaning of the “control city” language.  The Trustees cannot determine what effect, if any, there might be on future royalties payable to the Trust if CCI’s motion or appeal is unsuccessful, it is unable to meet the control city requirement as interpreted by the MPCA or it is unable to negotiate an acceptable compliance schedule.

In addition, in its Form 10-K filed May 25, 2007, CCI reported that on May 18, 2007, the Minnesota Center for Environmental Advocacy (“MCEA”) filed a motion with the Court of Appeals to intervene in Northshore’s appeal of the denial of an administrative amendment to Northshore’s Title V operating permit.  In CCI’s Form 10-Q filed August 3, 2007, it reported that MCEA’s motion was granted by the Court of Appeals on June 7, 2007 and that CCI has opposed MCEA’s motion to intervene.

In CCI’s Form 10-Q, it reported that on May 29, 2007, CCI received a Notice of Intent to Sue from the Save Lake Superior Association and the Sierra Club (the “Notice”) and on July 30, 2007, the Save Lake Superior Association and the Sierra Club filed a lawsuit in the U.S. District Court for the District of Minnesota under the Clean Air Act, which permits citizens to sue to enjoin violations of an emission standard or limitation or to seek penalties for violations.  CCI reported that the lawsuit references Northshore’s alleged violation of the control city standard.  The Trustees are unable to predict what impact, if any, a decision adverse to CCI with respect to the lawsuit described above would have on royalties payable to the Trust.

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

Neither Mesabi Trust nor the Trustees have any control over the operations and activities of Northshore, except within the framework of the Amended Assignment Agreements.  CCI alone controls (i) historical operating data, including iron ore production volumes, marketing of iron ore products, operating and capital expenditures as they relate to Northshore, environmental and other liabilities and the effects of regulatory changes; (ii) plans for Northshore’s future operating and capital expenditures; (iii) geological data relating to reserves (iv) projected production of iron ore products; (v) contracts between CCI and Northshore with their customers; and (vi) the decision to mine iron ore on or off Mesabi Trust lands.  The Trustees do not exert any influence over mining operational decisions, nor do the Trustees provide any input regarding the ore reserve estimate reported by CCI.  While the Trustees request material information for use in periodic reports as part of their evaluation of Mesabi Trust’s disclosure controls and procedures, the Trustees do not control this information and they rely on the information in CCI’s periodic and current filings with the SEC to provide accurate and timely information in Mesabi Trust’s reports filed with the SEC.

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

For a discussion of additional factors, including but not limited to those that could adversely affect Mesabi Trust’s actual results and performance, see “Risk Factors” in Part I – Item 1A of Mesabi Trust’s Annual Report on Form 10-K for the year-ended January 31, 2007.

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

PART II - OTHER INFORMATION

Item 1.                     Legal Proceedings.

As previously reported, on September 25, 2006, Mesabi Trust filed a Demand in Arbitration with the American Arbitration Association (the “Demand”) naming Cleveland-Cliffs Inc (“CCI”) and its wholly-owned subsidiary Northshore Mining Company (“Northshore”) as respondents (the “Respondents”).  In June 2007, Mesabi Trust entered into a settlement agreement with the Respondents.  Under the terms of the settlement agreement, Mesabi Trust’s accountants will have access to and be permitted to examine certain pellet supply agreements of CCI.  Pursuant to the terms of the settlement agreement, which may be terminated by either party upon reasonable written notice, the parties agreed to dismiss the Demand without prejudice and each party agreed to bear full responsibility for its respective costs, including attorneys’ fees.

Item 1A.	Risk Factors

There have been no material changes in the Trust’s risk factors as described in Part I Item 1A, “Risk Factors” in the Trust’s Annual Report on Form 10-K for the year ended January 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

	31	Certification of Corporate Trustee of Mesabi Trust pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32	Certification of Corporate Trustee of Mesabi Trust pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	99.1	Report of Gordon, Hughes & Banks, LLP, dated September 4, 2007 regarding its review of the unaudited interim financial statements of Mesabi Trust as of and for the quarter ended July 31, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MESABI TRUST
(Registrant)

September 7, 2007	By:	DEUTSCHE BANK TRUST COMPANY AMERICAS
Corporate Trustee
Principal Administrative Officer and duly authorized signatory:*

	By:	DEUTSCHE BANK NATIONAL TRUST COMPANY

	By:	/s/ Rodney Gaughan
Name: Rodney Gaughan
Title: Vice President

* There are no principal executive officers or principal financial officers of the registrant.