Form 10-Q
period 2007-10-31
MESABI TRUST
filed 2007-12-05
CIK 65172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2007

or

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

PART I - FINANCIAL INFORMATION

Item 1.                     Financial Statements.  (Note 1)

Mesabi Trust
Condensed Statements of Income
Three and Nine Months Ended October 31, 2007 and 2006

		Three Months Ended		Nine Months Ended
		October 31,		October 31,
		2007	2006	2007	2006
		(unaudited)	(unaudited)	(unaudited)	(unaudited)
A.	Condensed Statements of Income

	Revenues
	Royalty income	$6,690,125	$7,159,704	$12,896,302	$15,106,855
	Interest income	12,930	20,388	27,293	45,322
		6,703,055	7,180,092	12,923,595	15,152,177

	Expenses	109,924	134,465	456,707	443,341

	Net income	$6,593,131	$7,045,627	$12,466,888	$14,708,836

	Number of units outstanding	13,120,010	13,120,010	13,120,010	13,120,010

	Net income per unit (Note 2)	$0.5025	$0.5370	$0.9502	$1.1211

	Distributions declared per unit (Note 3)	$0.4800	$0.5850	$0.8350	$1.2850

See Notes to Condensed Financial Statements.

Mesabi Trust
Condensed Balance Sheets
October 31, 2007 and January 31, 2007

		October 31, 2007	January 31, 2007
		(unaudited)
B.	Condensed Balance Sheets

	Assets

	Cash and cash equivalents	$6,520,101	$4,258,201

	U.S. Government securities, at amortized cost (which approximates market)	494,663	727,883

	Accrued income receivable	1,958,783	409,764
	Prepaid expenses	34,732	18,701
		9,008,279	5,414,549

	Fixed property, including intangibles, at nominal values

	Amended Assignment of Peters Lease	1	1

	Assignment of Cloquet Lease	1	1

	Certificate of beneficial interest for 13,120,010 units of land trust	1	1
		3	3

		$9,008,282	$5,414,552

	Liabilities, Unallocated Reserve and Trust Corpus

	Liabilities
	Distribution payable	$6,297,605	$4,132,803
	Accrued expenses	59,321	142,072
		6,356,926	4,274,875

	Unallocated Reserve (Note 4)	2,651,353	1,139,674
	Trust Corpus	3	3

		$9,008,282	$5,414,552

See Notes to Condensed Financial Statements.

Mesabi Trust
Condensed Statements of Cash Flows
Nine Months Ended October 31, 2007 and 2006

		Nine Months Ended
		October 31,
		2007	2006
		(unaudited)	(unaudited)
C.	Condensed Statements of Cash Flows

	Cash flows from operating activities
	Royalties received	$11,341,053	$17,448,612
	Interest received	33,523	47,544
	Expenses paid	(555,489)	(572,707)

	Net cash provided by operating activities	10,819,087	16,923,449

	Cash flows from investing activities
	Maturities of U.S. Government Securities	9,464,477	16,110,338
	Purchases of U.S. Government Securities	(9,231,258)	(16,190,028)

	Net cash provided by (used for) investing activities	233,219	(79,690)

	Cash flow used for financing activity
	Distributions to Unitholders	(8,790,406)	(15,350,412)

	Net change in cash and cash equivalents	2,261,900	1,493,347

	Cash and cash equivalents, beginning of year	4,258,201	6,377,990

	Cash and cash equivalents, end of quarter	$6,520,101	$7,871,337

	Reconciliation of net income to net cash provided by operating activities

	Net income	$12,466,888	$14,708,836
	(Increase) decrease in accrued income receivable	(1,549,019)	2,343,978
	Increase in prepaid expenses	(16,031)	(15,295)
	Decrease in accrued expenses	(82,751)	(114,070)

	Net cash provided by operating activities	$10,819,087	$16,923,449

See Notes to Condensed Financial Statements.

MESABI TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS

October 31, 2007 (Unaudited)

Note 1.

The financial statements included herein have been prepared without audit (except for the balance sheet at January 31, 2007) in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Trustees, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the results of operations for the three months and nine months ended October 31, 2007 and 2006, (b) the financial positions at October 31, 2007 and January 31, 2007, and (c) the cash flows for the nine months ended October 31, 2007 and 2006, have been made.

Note 2.	Net income per unit is based on weighted average number of units outstanding during the period (13,120,010 units).

Note 3.

Distributions are required to be declared each year in April, July, October and January after receiving notification from Northshore Mining Company as to the amount of royalty income that is expected to be received by the Trust. The Trust receives notification of the expected royalty amounts as of the close of each calendar quarter, while the financial statements included herein are prepared on an accrual basis and present the Trust’s results of operations for the three and nine month periods ended October 31, 2007 and 2006. The Trustees determine the amount of distributions to be made to Unitholders after considering any known or anticipated expenses, liabilities and obligations of the Trust. Accordingly, distributions declared may not completely reflect the Trust’s current results of operations.

Note 4.

The Trustees have determined that the unallocated cash and U.S. Government securities portion of the Unallocated Reserve should be maintained at a prudent level, usually within the range of $500,000 to $1,000,000, to meet present or future liabilities of the Trust. Accordingly, although the actual amount of the Unallocated Reserve will fluctuate from time to time, and may increase or decrease from its current level, it is currently intended that future distributions will be highly dependent upon royalty income as it is received quarterly and the level of Trust expenses that the Trustees anticipate occurring in subsequent quarters. At October 31, 2007, the Unallocated Reserve consisted of $692,570 in unallocated cash and U.S. Government securities, and $1,958,783 of accrued revenue primarily representing royalties not yet received by the Trust but anticipated to be received from Northshore Mining Company in January 2008 based upon reported lessee shipping activity during the month of October 2007.

Item 2.  Trustees’ Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Certain information included in this Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933.  All such forward-looking statements, including those statements estimating iron ore pellet production or shipments, are based on information from the lessee/operator (and its parent corporation) of the mine located on the lands owned and held in trust for the benefit of the holders of units of beneficial interest of Mesabi Trust.  These statements may be identified by the use of forward-looking words, such as “may,” “will,” “could,” “project,” “predict,” “intend,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “should,” “assume,” “forecast” and other similar words.  Such forward-looking statements are inherently subject to known and unknown risks and uncertainties.  Actual results and future developments could differ materially from the results or developments expressed in or implied by these forward-looking statements.  These risks and uncertainties include volatility of iron ore and steel prices, product supply and demand, competition, regulation or government action, litigation and uncertainties about estimates of reserves.  Further, substantial portions of royalties earned by Mesabi Trust are based on estimated prices that are subject to interim and final adjustments which can be positive or negative and are dependent in part on multiple price and inflation index factors under agreements to which Mesabi Trust is not a party and that are not known until after the end of a contract year.  For a discussion of the factors, including, without limitation, those that could materially and adversely affect Mesabi Trust’s actual results and performance, see “Risk Factors” in Part I — Item 1A of Mesabi Trust’s Annual Report on Form 10-K for the year-ended January 31, 2007.  Mesabi Trust undertakes no obligation, other than that imposed by law, to make any revisions to the forward-looking statements contained in this filing or to update them to reflect circumstances occurring after the date of this filing.

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

Leasehold royalty income constitutes the principal source of Mesabi Trust’s revenue.  Royalty rates are determined in accordance with the terms of Mesabi Trust’s leases and assignments of leases.  Three types of royalties, as well as royalty bonuses, comprise the Trust’s leasehold royalty income:

•                                          Base overriding royalties.  Base overriding royalties have historically constituted the majority of Mesabi Trust’s royalty income.  Base overriding royalties are determined by both the volume and selling price of iron ore products shipped.  Northshore is obligated to pay Mesabi Trust base overriding royalties in varying amounts, based on the volume of iron ore products shipped.  Base overriding royalties are calculated as a percentage of the gross proceeds of iron ore products produced at Mesabi Trust lands (and to a limited extent other lands) and shipped from Silver Bay, Minnesota.  The percentage ranges from 2-1/2% of the gross proceeds for the first one million tons of iron ore products so shipped annually to 6% of the gross proceeds for all iron ore products in excess of 4 million tons so shipped annually.  Base overriding royalties are subject to price adjustments under the CCI Pellet Agreements and, as described elsewhere in this report, such adjustments may be positive or negative.

•                                          Royalty bonuses.  Mesabi Trust earns royalty bonuses when iron ore products shipped from Silver Bay are sold at prices above a threshold price.  The royalty bonus is based on a percentage of the gross proceeds of product shipped from Silver Bay and sold at prices above a threshold price.  The threshold price is adjusted (but not below $30.00 per ton) on an annual basis for inflation and deflation (the “Adjusted Threshold Price”).  The Adjusted Threshold Price was $44.60 per ton for calendar year 2006 and is $45.98 for calendar year 2007.  The royalty bonus percentage ranges from 1/2 of 1% of the gross proceeds (on all tonnage shipped for sale at prices between the Adjusted Threshold Price and $2.00 above the Adjusted Threshold Price) to 3% of the gross proceeds (on all tonnage shipped for sale at prices $10.00 or more above the Adjusted Threshold Price).  Royalty bonuses are subject to price adjustments under the CCI Pellet Agreements and, as described elsewhere in this report, such adjustments may be positive or negative.

•                                          Fee royalties.  Fee royalties have historically constituted a smaller component of the Trust’s total royalty income.  Fee royalties are payable to the Mesabi Land Trust, a Minnesota land trust, which holds a 20% interest as fee owner in the Amended Assignment of Peters Lease.  Mesabi Trust holds the entire beneficial interest in the Mesabi Land Trust for which U.S. Bank N.A. acts as the corporate trustee.  Mesabi Trust receives the net income of the Mesabi Land Trust, which is generated from royalties on the amount of crude ore mined after the payment of expenses to U.S. Bank N.A. for its services as corporate trustee.  Crude ore is the source of iron oxides used to make iron ore pellets and other products.  The fee royalty on crude ore is based on an agreed price per ton, subject to certain indexing.

•                                          Minimum advance royalties.  Northshore’s obligation to pay base overriding royalties and royalty bonuses with respect to the sale of iron ore products generally accrues upon the shipment of those products from Silver Bay.  However, regardless of whether any shipment has occurred, under the terms of the Amended Assignment Agreements, Northshore is obligated to pay to Mesabi Trust a minimum advance royalty.  Each year, the amount of the minimum advance royalty is adjusted (but not below $500,000 per annum) for inflation and deflation in accordance with the Amended Assignment Agreements.  The minimum advance royalty was $743,420 for calendar year 2006 and is $766,510 for calendar year 2007.  Until overriding royalties (and royalty bonuses, if any) for a particular year equal or exceed the minimum advance royalty for the year, Northshore must make quarterly payments of up to 25% of the minimum advance royalty for the year.  Because minimum advance royalties are essentially prepayments of base overriding royalties and royalty bonuses earned each year, any minimum advance royalties paid in a fiscal quarter are recouped by credits against base overriding royalties and royalty bonuses earned in later fiscal quarters during the year.

Northshore is obligated to make royalty payments in January, April, July and October of each year based on shipments of iron ore products from Silver Bay during each calendar quarter.  In the case of base overriding royalties and royalty bonuses, these quarterly royalty payments are to be made whether or not the related proceeds of sale have been received by Northshore by the time such payments become due.

Under the relevant agreements, Northshore has the right to mine and ship iron ore products from lands other than Mesabi Trust lands.  Based on its current mining and engineering plan, Northshore alone determines whether to conduct mining operations on Trust and/or such other lands.  The Trustees do not exert any influence over mining operational decisions.  To encourage the use of iron ore products from Mesabi Trust lands, Mesabi Trust receives royalties on stated percentages of iron ore shipped from Silver Bay, whether or not the iron ore products are from Mesabi Trust lands.  Mesabi Trust receives royalties at the greater of (i) the aggregate quantity of iron ore products shipped that were mined from Mesabi Trust lands, and (ii) a portion of the aggregate quantity of all iron ore products shipped from Silver Bay that were mined from any lands, such portion being 90% of the first four million tons shipped from Silver Bay during such year, 85% of the next two million tons shipped during such year, and 25% of all tonnage shipped during such year in excess of six million tons.

As noted above, the information regarding amounts and sales prices of shipped iron ore products is used to compute the royalties payable to Mesabi Trust by Northshore.  Deutsche Bank Trust Company Americas, the Corporate Trustee, also performs certain administrative functions for Mesabi Trust.

Results of Operations

Comparison of Iron Ore Pellet Production and Shipments for the Three and Nine Months Ended October 31, 2007 and October 31, 2006

As shown in the table below, production of iron ore pellets at Northshore from Mesabi Trust lands during the fiscal quarter ended October 31, 2007 totaled approximately 1.33 million tons and shipments over the same period totaled approximately 1.36 million tons.  By comparison, pellet production during the same period in 2006 totaled approximately 0.95 million tons, and shipments approximated 1.28 million tons.

	Pellets Produced from	Shipments of Pellets from
Three Months Ended	Trust Lands	Trust Lands
	(Tons)	(Tons)
October 31, 2007	1,330,789	1,357,247
October 31, 2006	952,916	1,275,436

The 39.7% increase in production and 6.4% increase in shipments from Trust lands are attributable to the fact that Northshore produced and shipped more iron ore products from lands owned by Mesabi Trust during the three months ended October 31, 2007 as compared to the three months ended October 31, 2006.

For the nine months ended October 31, 2007, production of iron ore pellets at Northshore from Mesabi Trust lands totaled approximately 3.54 million tons, and shipments over the same period totaled approximately 2.95 million tons.  By comparison, pellet production during the same period in 2006 totaled approximately 3.42 million tons, and shipments approximated 3.24 million tons.

	Pellets Produced from	Shipments of Pellets from
Nine Months Ended	Trust Lands	Trust Lands
	(Tons)	(Tons)
October 31, 2007	3,539,856	2,946,545
October 31, 2006	3,417,640	3,239,764

Production for the nine months ended October 31, 2007 exceeded production during the same period ended October 31, 2006 by approximately 3.6%.  Shipments for the nine months ended October 31, 2007 decreased 9.1% compared to the nine months ended October 31, 2006.

Comparison of Royalty Income for the Three and Nine Months Ended October 31, 2007 and October 31, 2006

Total royalty income for the three months ended October 31, 2007 was $6,690,125. This represents a decrease of approximately 6.6% as compared to the comparable prior period.  Base overriding royalties decreased 7.0% to $4,059,893 and bonus royalties decreased nearly 7.8% to $2,491,383.  The decrease in base overriding royalties received by the Trust is the result of lower contract prices for shipped iron ore products and a reduction in total shipments of iron ore from Trust lands through October 31, 2007.  The decrease in bonus royalties received by the Trust is primarily due to lower contract prices for shipped iron ore products and a higher adjusted threshold price for 2007 resulting in a smaller bonus royalty amount, which is calculated by multiplying the applicable royalty rate by the difference between the sales price per ton and the adjusted threshold price for 2007 of $45.98 per ton.  Fee royalties paid to the Mesabi Land Trust increased approximately 50.2% to $138,849 for the three months ended October 31, 2007.  The following table summarizes the components of the total royalty income received by Mesabi Trust during the three months ended October 31, 2007 and October 31, 2006.

	Three Months Ended October 31,
	2007	2006
Base overriding royalties	$4,059,893	$4,365,932
Bonus royalties	2,491,383	2,701,307
Minimum advance royalty paid (recouped)	—	—
Fee royalties	138,849	92,465
Total royalty income	$6,690,125	$7,159,704

Total royalty income for the nine months ended October 31, 2007 decreased 14.6% from the prior comparable period to $12,896,302.  Base overriding royalties decreased 14.7% to $7,063,974 and bonus royalties decreased 15.9% to $5,474,730 for the nine months ended October 31, 2007.  The decrease in base overriding royalties received by the Trust is the result of lower contract prices for shipped iron ore products and a reduction in total shipments of iron ore from Trust lands through October 31, 2007.  The decrease in bonus royalties received by the Trust is primarily due to lower contract prices for shipped iron ore and a higher adjusted threshold price for 2007 resulting in a smaller bonus royalty amount, which is calculated by multiplying the applicable royalty rate by the difference between the sales price per ton and the adjusted threshold price for 2007 of $45.98 per ton.  Fee royalties paid to the Mesabi Land Trust increased approximately 12.6% to $357,598 for the nine months ended October 31, 2007.  The following table summarizes the components of Mesabi Trust’s total royalty income for the nine months ended October 31, 2007 and October 31, 2006.

	Nine Months Ended October 31,
	2007	2006
Base overriding royalties	$7,063,974	$8,278,728
Bonus royalties	5,474,730	6,510,521
Minimum advance royalty paid (recouped)	—	—
Fee royalties	357,598	317,606
Total royalty income	$12,896,302	$15,106,855

Comparison of Trust Income and Expenses for the Three and Nine Months Ended October 31, 2007 and October 31, 2006

Net income for the fiscal quarter ended October 31, 2007 was $6,593,131, a decrease of approximately 6.4% as compared to the three months ended October 31, 2006.  The decrease in net income is the result of lower base overriding royalties and bonus royalties and is partially offset by higher fee royalties and lower trust expenses for the three months ended October 31, 2007.  Interest income received by Mesabi Trust decreased 36.6% as compared to the prior comparable period primarily due to a decrease in the total investments held by Mesabi Trust.  Mesabi Trust expenses decreased 18.3% from the comparable prior period, primarily due to a decrease in the legal and accounting fees incurred in the administration of the Trust.  The following is a summary of Mesabi Trust’s income and expenses for the three months ended October 31, 2007 and October 31, 2006.

	Three Months Ended October 31,
	2007	2006
Total royalty income	$6,690,125	$7,159,704
Interest income	12,930	20,388
Gross income	6,703,055	7,180,092

Expenses	109,924	134,465
Net income	$6,593,131	$7,045,627

Net income for the nine months ended October 31, 2007 was $12,466,888, a decrease of approximately 15.2% as compared to the nine months ended October 31, 2006.  This decrease can be attributed to lower base overriding royalties and bonus royalties and is partially offset by higher fee royalties, as compared to the nine months ended October 31, 2006.  Interest income received by Mesabi Trust decreased 39.8% from the prior comparable period due to a decrease in the total investments held by Mesabi Trust.  Expenses incurred by Mesabi Trust increased 3.0% from the comparable prior period.  The following table summarizes Mesabi Trust’s income and expenses for the nine months ended October 31, 2007 and October 31, 2006.

	Nine Months Ended October 31,
	2007	2006
Total royalty income	$12,896,302	$15,106,855
Interest income	27,293	45,322
Gross income	12,923,595	15,152,177

Expenses	456,707	443,341
Net income	$12,466,888	$14,708,836

Unallocated Reserve

The Unallocated Reserve as of October 31, 2007 was $2,651,353, a decrease of 6.5% as compared to the $2,834,647 in Unallocated Reserve as of October 31, 2006.  The decrease in the Unallocated Reserve is the result of a decrease in the cash and investments held by the Trust at the end of the fiscal quarter ended October 31, 2007.  The Trustees have determined that a portion of the Unallocated Reserve, usually within the range of $500,000 to $1,000,000 or such other amount as the Trustees may deem prudent, should be maintained for unexpected loss contingencies.  As of October 31, 2007, $692,570, or 26% of the Unallocated Reserve was unallocated cash and U.S. Government securities, whereas, at October 31, 2006, $900,859, or 32% of the Unallocated Reserve was unallocated cash and U.S. Government securities.

At October 31, 2007, $1,958,783, or approximately 74% of the Unallocated Reserve was accrued revenue, primarily representing royalties not yet received by the Trust but anticipated to be received from Northshore in January 2008.  Comparatively, at October 31, 2006, $1,933,788, or approximately 68% of the Unallocated Reserve was accrued revenue.  The slight increase in accrued revenue, which is based upon reported lessee shipping activity for the month of October 2007, is reflected as accrued income receivable on the balance sheet at October 31, 2007.  The Trustees anticipate that the accrued income receivable will be distributed to Unitholders in January 2008, after providing for expenses and unexpected loss contingencies.

The Trust’s Unallocated Reserve as of October 31, 2007 increased by $1,511,679, or 132%, as compared to the Unallocated Reserve for the fiscal year ended January 31, 2007.  This increase in the Unallocated Reserve is primarily due to the accrual of royalty income for shipments from Northshore during the month of October 2007.  At January 31, 2007, $409,764, or approximately 36% of the Unallocated Reserve was accrued income receivable while $729,910 or 64% was unallocated cash and U.S. Government securities.

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

Recent Developments

Production and Shipments.  CCI reported in its Form 10-Q filed November 6, 2007 that production at Northshore for the three months ended September 30, 2007 was 1.3 million tons and total production for the nine months ended September 30, 2007 was approximately 3.9 million tons.    Comparatively, production of iron ore pellets at Northshore for the three and nine months ended September 30, 2006, was 1.3 million tons and 3.8 million tons, respectively.  Northshore has not provided the Trustees with an estimate of total expected shipments of iron ore pellets for calendar year 2007.

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

Mesabi Nugget Project.  In 2002, CCI began participating in the Mesabi Nugget Project with Kobe Steel, Ltd. (“Kobe Steel”), Steel Dynamics, Inc., Ferrometrics, Inc. and the State of Minnesota by constructing a pilot plant at its Northshore mine.  The pilot plant was used to develop and apply a new iron making technology (Kobe Steel’s Itmk3 process) for converting iron ore into nearly pure iron nugget form.  After a third operating phase of the pilot plant test in 2004 confirmed the commercial viability of the technology, the pilot plant ended operations on August 3, 2004. In November 2006, CCI announced that the participants in the Mesabi Nugget Project were unable to reach agreement on terms necessary to move forward with construction of a reduced iron plant and efforts to jointly develop the Mesabi Nugget Project at CCI’s Cliffs Erie site in Hoyt Lakes, Minnesota were suspended.

In its Form 10-K filed May 25, 2007, CCI announced that it was evaluating opportunities to develop a commercial-scale reduced iron nugget production facility to utilize Kobe Steel’s ITmk3 technology.  In its Form 8-K filed August 17, 2007, CCI announced that it and Kobe Steel intend to construct a commercial-scale reduced iron nugget production facility at CCI’s Empire Mine site in Palmer, Michigan.  CCI also announced that the project is subject to obtaining environmental permits, execution of final agreements between CCI and Kobe Steel, and final approval of each company’s board of directors.  The Trust has never been a participant in the Mesabi Nugget Project in any respect and the Trustees are unable to make any projections regarding the extent to which CCI’s plans to build the commercial-scale reduced iron plant at CCI’s Empire Mine site might impact shipments from Silver Bay or future royalties payable to Mesabi Trust.

Capacity Expansions.  In its Form 10-Q filed November 6, 2007, CCI confirmed that it is continuing construction activity to restart an idled pellet furnace at Northshore’s pelletizing facility in Silver Bay, Minnesota.  CCI reported that the restart of the idled furnace will increase annual capacity by approximately 600,000 tons beginning in 2008, increasing capacity to approximately 800,000 tons thereafter.  CCI has not indicated whether the increase in capacity will result in an increase in production at Northshore or shipments of iron ore pellets from Silver Bay, Minnesota.  Accordingly, the Trustees are unable to make any projections regarding the extent to which the restart of the idled furnace at Northshore may impact future royalties payable to Mesabi Trust.

Iron Ore Pricing and Contract Adjustments.  During the course of its fiscal year some portion of the royalties paid to Mesabi Trust are based on estimated prices for iron ore products sold under term contracts between CCI and its subsidiaries and certain of their customers (the “CCI Pellet Agreements”).  Mesabi Trust is not a party to any of the CCI Pellet Agreements.  These prices are subject to interim and final pricing adjustments, which can be positive or negative, and which adjustments are dependent in part on a variety of price and inflation index factors, including but not limited to the international benchmark pellet price, hot band steel prices and various Producer Price Indexes.  Although Northshore makes interim adjustments to the royalty payments on a quarterly basis, these price adjustments cannot be finalized until after the end of a contract year. This may result in significant and frequent variations in royalties received by Mesabi Trust (and in turn the resulting amount of funds available for distribution to Unitholders by the Trust) from quarter to quarter and on a comparative historical basis, and these variations, which can be positive or negative, cannot be predicted by Mesabi Trust.

Northshore Administrative Permitting Proceedings.  In its Form 10-Q filed November 6, 2007, CCI did not provide an update to the matters previously reported regarding the administrative permit amendment application that CCI submitted on December 16, 2006 to the Minnesota Pollution Control Agency with respect to Northshore’s Title V operating permit or the Notice of Intent to Sue that Northshore received from the Save Lake Superior Association and the Sierra Club on July 30, 2007.  See the disclosure under the heading “Recent Developments - Northshore Administrative Permit Amendment” in the Trust’s Form 10-Q filed September 9, 2007 for more information on these proceedings.  Even though the Trust is not a party to either of these proceedings, the Trustees will continue to monitor the status of the proceedings.  Given the inherent uncertainty surrounding these proceedings, the Trustees are unable to predict what effect, if any, a decision adverse to Northshore and/or CCI with respect to these proceedings would have on royalties payable to the Trust.

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

Neither Mesabi Trust nor the Trustees have any control over the operations and activities of Northshore, except within the framework of the Amended Assignment Agreements.  CCI alone controls (i) historical operating data, including iron ore production volumes, marketing of iron ore products, operating and capital expenditures as they relate to Northshore, environmental and other liabilities and the effects of regulatory changes; (ii) plans for Northshore’s future operating and capital expenditures; (iii) geological data relating to ore reserves (iv) projected production of iron ore products; (v) contracts between CCI and Northshore with their customers; and (vi) the decision to mine off Mesabi Trust and/or state lands (which is based on its current mining and engineering plan).  The Trustees do not exert any influence over mining operational decisions, nor do the Trustees provide any input regarding the ore reserve estimate reported by CCI.  While the Trustees request material information for use in periodic reports as part of their evaluation of Mesabi Trust’s disclosure controls and procedures, the Trustees do not control this information and they rely on the information in CCI’s periodic and current filings with the SEC to provide accurate and timely information in Mesabi Trust’s reports filed with the SEC.

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

As part of their evaluation of Mesabi Trust’s disclosure controls and procedures, the Trustees rely on quarterly shipment and royalty calculations provided by Northshore.  Because Northshore has declined to support this information with a written certification attesting to whether Northshore has established disclosure controls and procedures and internal controls sufficient to enable it to verify that the information furnished to the Trustees is accurate and complete, the Trustees also rely on (a) an annual certification from Northshore and Northshore’s parent, CCI, certifying as to the accuracy of the royalty calculations, and (b) the related due diligence review performed by the Trust’s external accountants.  In addition, Mesabi Trust’s consultants review the schedule of leasehold royalties payable and shipping and sales reports provided by Northshore against production and shipment reports prepared by the Eveleth Fee Office, Inc., an independent consultant to Mesabi Trust (“Eveleth Fee Office”). The Eveleth Fee Office gathers production and shipping information from Northshore and prepares monthly production and shipment reports for the Trustees. Furthermore, as part of its engagement by Mesabi Trust, the Eveleth Fee Office also attends Northshore’s calibration and testing of its crude ore scales and boat loader scales which are conducted on a periodic basis.

As of the end of the period covered by this report, the Trustees carried out an evaluation of Mesabi Trust’s disclosure controls and procedures.  The Trustees have concluded that such disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting.  To the knowledge of the Trustees, there has been no change in Mesabi Trust’s internal control over financial reporting that occurred during Mesabi Trust’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, Mesabi Trust’s internal control over financial reporting.  The Trustees note for purposes of clarification that they have no authority over, and make no statement concerning, the internal control over financial reporting of Northshore or CCI.

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

99.1               Report of Gordon, Hughes & Banks, LLP, dated December 5, 2007 regarding its review of the unaudited interim financial statements of Mesabi Trust for its quarter ended October 31, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MESABI TRUST
(Registrant)

By:	DEUTSCHE BANK TRUST COMPANY AMERICAS Corporate Trustee
Principal Administrative Officer and duly authorized signatory:*

By:	DEUTSCHE BANK NATIONAL TRUSTCOMPANY

Date:  December 5, 2007

By:	/s/ Rodney Gaughan
Name: Rodney Gaughan
Title: Vice President
Deutsche Bank National Trust Company
For Deutsche Bank Trust Company Americas

* There are no principal executive officers or principal financial officers of the registrant.