Form 10-Q
period 2008-04-30
MESABI TRUST
filed 2008-06-06
CIK 65172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes ☐ No ☒

As of June 4, 2008, there were 13,120,010 Units of Beneficial Interest in Mesabi Trust outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements. (Note 1)

Mesabi Trust

Condensed Statements of Income

Three Months Ended April 30, 2008 and 2007

		Three Months Ended
		April 30,
		2008	2007
		(unaudited)	(unaudited)
A.	Condensed Statements of Income

	Revenues
	Royalty income	$3,847,710	$1,779,141
	Interest income	14,097	5,915
		3,861,807	1,785,056

	Expenses	222,154	85,439

	Net income	$3,639,653	$1,699,617

	Number of units outstanding	13,120,010	13,120,010

	Net income per unit (Note 2)	$0.2774	$0.1295

	Distributions declared per unit (Note 3)	$0.1200	$0.0450

See Notes to Condensed Financial Statements.

Mesabi Trust

Condensed Balance Sheets

April 30, 2008 and January 31, 2008

		April 30, 2008	January 31, 2008
		(unaudited)
B.	Condensed Balance Sheets

	Assets

	Cash and cash equivalents	$1,772,470	$6,959,701

	U.S. Government securities, at amortized cost (which approximates market)	493,784	544,193

	Accrued income receivable	3,140,603	959,925
	Prepaid expenses	33,914	24,687
		5,440,771	8,488,506

	Fixed property, including intangibles, at nominal values

	Amended Assignment of Peters Lease	1	1

	Assignment of Cloquet Lease	1	1

	Certificate of beneficial interest for 13,120,010 units of land trust	1	1
		3	3

		$5,440,774	$8,488,509

	Liabilities, Unallocated Reserve and Trust Corpus

	Liabilities
	Distribution payable	$1,574,401	$6,756,805
	Accrued expenses	141,271	71,680
		1,715,672	6,828,485

	Unallocated Reserve (Note 4)	3,725,099	1,660,021
	Trust Corpus	3	3

		$5,440,774	$8,488,509

See Notes to Condensed Financial Statements.

Mesabi Trust

Condensed Statements of Cash Flows

Three Months Ended April 30, 2008 and 2007

		Three Months Ended
		April 30,
		2008	2007
		(unaudited)	(unaudited)
C.	Condensed Statements of Cash Flows

	Cash flows from operating activities
	Royalties received	$1,665,665	$644,109
	Interest received	15,463	10,828
	Expenses paid	(161,789)	(167,651)

	Net cash provided by operating activities	1,519,339	487,286

	Cash flows from investing activities
	Maturities of U.S. Government Securities	100,000	4,364,754
	Purchases of U.S. Government Securities	(49,765)	(4,279,543)

	Net cash provided by investing activities	50,235	85,211

	Cash flow used for financing activity Distributions to Unitholders	(6,756,805)	(4,132,803)

	Net change in cash and cash equivalents	(5,187,231)	(3,560,306)

	Cash and cash equivalents, beginning of year	6,959,701	4,258,201

	Cash and cash equivalents, end of quarter	$1,772,470	$697,895

	Reconciliation of net income to net cash provided by operating activities

	Net income	$3,639,653	$1,699,617
	Increase in accrued income receivable	(2,180,678)	(1,130,119)
	Increase in prepaid expenses	(9,227)	(17,103)
	Increase (decrease) in accrued expenses	69,591	(65,109)

	Net cash provided by operating activities	$1,519,339	$487,286

See Notes to Condensed Financial Statements.

MESABI TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS

April 30, 2008 (unaudited)

Note 1.                             The financial statements included herein have been prepared without audit (except for the balance sheet at January 31, 2008) in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of the Trustees, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the results of operations for the three months ended April 30, 2008 and 2007, (b) the financial positions at April 30, 2008, and (c) the cash flows for the three months ended April 30, 2008 and 2007, have been made.

Note 2.                             Earnings per unit are based on weighted average number of units outstanding during the period (13,120,010 units).

Note 3.                             Distributions are required to be declared each year in April, July, October and January after receiving notification from Northshore Mining Company as to the amount of royalty income that is expected to be received by the Trust.  The Trust receives notification of the expected royalty amounts as of the close of each calendar quarter, while the financial statements included herein are prepared on an accrual basis and present the Trust’s results of operations for the three months ended April 30, 2008.  The Trustees determine the amount of distributions to be made to Unitholders after considering any known or anticipated expenses, liabilities and obligations of the Trust.  Accordingly, distributions declared may not reflect the Trust’s current results of operations.

Note 4.                             The Trustees have determined that the Unallocated Reserve should be maintained at a prudent level, usually within the range of $500,000 to $1,000,000, to meet present or future liabilities of the Trust.  Accordingly, although the actual amount of the Unallocated Reserve will fluctuate from time to time, and may increase or decrease from its current level, it is currently intended that future distributions will be highly dependent upon royalty income as it is received quarterly and the level of Trust expenses that the Trustees anticipate occurring in subsequent quarters.  At April 30, 2008, the Unallocated Reserve was represented by $584,496 in unallocated cash and U.S. Government securities, and $3,140,603 of accrued revenue primarily representing royalties not yet received by the Trust but anticipated to be received in July 2008 from Northshore Mining Company as part of the royalty due with respect to the second fiscal quarter, based upon reported lessee shipping activity during the month of April 2008.

Note 5.                             In May 2008, the FASB issued FAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles” (“FAS 162”).  FAS 162 identifies the sources of generally accepted accounting principles in the United States.  FAS 162 is effective sixty days following the SEC’s approval of PCAOB amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Trust is currently evaluating the potential impact, if any, of the adoption of FAS 162 on its financial statements.

Item 2.           Trustees’ Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Certain information included in this Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, and Section 27A of the Securities Act of 1933.  All such forward-looking statements, including those statements estimating iron ore pellet production or shipments, are based on information from the lessee/operator (and its parent corporation) of the mine located on the lands owned and held in trust for the benefit of the holders of units of beneficial interest of Mesabi Trust.  These statements may be identified by the use of forward-looking words, such as “may,” “will,” “could,” “project,” “predict, “ “intend,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “should,” “assume,” “forecast” and other similar words.  Such forward-looking statements are inherently subject to known and unknown risks and uncertainties.  Actual results and future developments could differ materially from the results or developments expressed in or implied by these forward-looking statements.  These risks and uncertainties include volatility of iron ore and steel prices, product supply and demand, competition, regulation or government action, litigation and uncertainties about estimates of reserves.  Further, substantial portions of royalties earned by Mesabi Trust are based on estimated prices that are subject to interim and final adjustments which can be positive or negative and are dependent in part on multiple price and inflation index factors under agreements to which Mesabi Trust is not a party and that are not known until after the end of a contract year.  For a discussion of the factors, including but not limited to, those that could materially and adversely affect Mesabi Trust’s actual results and performance, see “Risk Factors” in Part I – Item 1A of Mesabi Trust’s Annual Report on Form 10-K for the year-ended January 31, 2008.  Mesabi Trust undertakes no obligation, other than that imposed by law, to make any revisions to the forward-looking statements contained in this filing or to update them to reflect circumstances occurring after the date of this filing.

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

•                                          Royalty bonuses.  The Trust earns royalty bonuses when iron ore products shipped from Silver Bay are sold at prices above a threshold price per ton.  The royalty bonus is based on a percentage of the gross proceeds of product shipped from Silver Bay and sold at prices above a threshold price.  The threshold price is adjusted (but not below $30.00 per ton) on an annual basis for inflation and deflation (the “Adjusted Threshold Price”).  The Adjusted Threshold Price was $45.98 per ton for calendar year 2007 and is $47.43 per ton for calendar year 2008.  The royalty bonus percentage ranges from 1/2 of 1% of the gross proceeds (on all tonnage shipped for sale at prices between the Adjusted Threshold Price and $2.00 above the Adjusted Threshold Price) to 3% of the gross proceeds (on all tonnage shipped for sale at prices $10.00 or more above the Adjusted Threshold Price).  Royalty bonuses are subject to price adjustments under the CCI Pellet Agreements and, as described elsewhere in this report, such adjustments may be positive or negative.  See the section entitled “Royalty Comparisons” below for more information.

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

•                                          Minimum advance royalties.  Generally, Northshore’s obligation to pay base overriding royalties and royalty bonuses with respect to the sale of iron ore products accrues upon the shipment of those products from Silver Bay.  However, regardless of whether any shipment has occurred, Northshore is obligated to pay to Mesabi Trust a minimum advance royalty.  Each year, the amount of the minimum advance royalty is adjusted (but not below $500,000 per annum) for inflation and deflation.  The minimum advance royalty was $766,510 for calendar year 2007 and is $790,721 for calendar year 2008.  Until overriding royalties (and royalty bonuses, if any) for a particular year equal or exceed the minimum advance royalty for the year, Northshore must make quarterly payments of up to 25% of the minimum advance royalty for the year.  Because minimum advance royalties are essentially prepayments of base overriding royalties and royalty bonuses earned each year, any minimum advance royalties paid in a fiscal quarter are recouped by credits against base overriding royalties and royalty bonuses earned in later fiscal quarters during the year.

Northshore is obligated to make quarterly royalty payments in January, April, July and October of each year based on shipments of iron ore products from Silver Bay, Minnesota during each calendar quarter.  In the case of base overriding royalties and royalty bonuses, these quarterly royalty payments are to be made whether or not the related proceeds of sale have been received by Northshore by the time such payments become due.

Under the relevant documents, Northshore may mine and ship iron ore products from lands other than Mesabi Trust lands.  Northshore alone determines whether to mine off Trust and/or such other lands, based on its current mining and engineering plan.  The Trustees do not exert any influence over mining operational decisions.  To encourage the use of iron ore products from Mesabi Trust lands, Mesabi Trust receives royalties on stated percentages of iron ore shipped from Silver Bay, whether or not the iron ore products are from Mesabi Trust lands.  Mesabi Trust receives royalties at the greater of (i) the aggregate quantity of iron ore products shipped that were from Mesabi Trust lands, and (ii) a portion of the aggregate quantity of all iron ore products shipped from Silver Bay that were mined from any lands, such portion being 90% of the first four million tons shipped from Silver Bay during such year, 85% of the next two million tons shipped during such year, and 25% of all tonnage shipped from Silver Bay during such year in excess of six million tons.

Deutsche Bank Trust Company Americas, the Corporate Trustee, performs certain administrative functions for Mesabi Trust.  The Trust maintains a website at www.mesabi-trust.com. The Trust makes available (free of charge) its annual, quarterly and current reports (and any amendments thereto) filed with the Securities and Exchange Commission (the “SEC”) through its website as soon as reasonably practicable after electronically filing or furnishing such material with or to the SEC.

Results of Operations

Comparison of Iron Ore Pellet Production and Shipments for the Three Months Ended April 30, 2008 and April 30, 2007

As shown in the table below, production of iron ore pellets at Northshore from Mesabi Trust lands during the fiscal quarter ended April 30, 2008 totaled 1,216,101 tons, and actual shipments over the same period totaled 1,040,114 tons.  By comparison, actual pellet production and actual shipments for the comparable prior period were 953,557 tons and 469,470 tons, respectively.

Fiscal Quarter Ended	Pellets Produced from Trust Lands (tons)	Pellets Shipped from Trust Lands (tons)
April 30, 2008	1,216,101	1,040,114
April 30, 2007	953,557	469,470

Comparison of Royalty Income for the Three Months Ended April 30, 2008 and April 30, 2007

Total royalty income for the quarter increased approximately 116% over the comparable prior period.  The increase in total royalty income is due to higher sales prices per ton of iron ore pellets sold and an increase in the total volume of iron ore pellets shipped during the three months ended April 30, 2008, each as compared to the three months ended April 30, 2007.  The higher sales prices per ton and the increase in the volume of iron ore pellets shipped both contributed to an increase in the base overriding royalty and the bonus royalty payments.

The table below shows that the base overriding royalties and the bonus royalties increased by 235% and 103%, respectively, for the three months ended April 30, 2008.  The increases in the base overriding royalties and the bonus royalties are both attributable to the higher sales prices per ton of iron ore pellets and the increase in the volume of tons shipped during the three months ended April 30, 2008, each as compared to the three months ended April 30, 2007.

The table below summarizes the components of Mesabi Trust’s royalty income for the three months ended April 30, 2008 and April 30, 2007, respectively:

	Three Months Ended April 30,
	2008	2007
Base overriding royalties	$1,756,171	$524,776
Bonus royalties	1,958,725	967,057
Minimum advance royalty paid (recouped)	—	191,628
Fee royalties	132,814	95,680
Total royalty income	$3,847,710	$1,779,141

Comparison of Income, Expenses and Distributions for the Three Months Ended April 30, 2008 and April 30, 2007

Net income for the three months ended April 30, 2008 was $3,639,653, an increase of approximately 114% compared to the three months ended April 30, 2007.  As with the increase in total royalty income, the increase in net income for the quarter ended April 30, 2008 is the result of higher sales prices per ton of iron ore pellets shipped and an increase in the volume of tons shipped.  Net income was partially offset by an increase in the Trust’s expenses of $136,715 which is attributable to an increase the Trust’s professional service fees that were accrued for during the three months ended April 30, 2008.  The table below summarizes the Trust’s income and expense items for the three months ended April 30, 2008 and April 30, 2007, respectively.

	Three Months Ended April 30,
	2008	2007
Total royalty income	$3,847,710	$1,779,141
Interest income	14,097	5,915
Gross income	3,861,807	1,785,056
Expenses	222,154	85,439
Net income	$3,639,653	$1,699,617

As presented on the Trust’s Condensed Statements of Income on page 2 of this quarterly report, the Trust’s net income per unit increased $0.1479 to $0.2774 for the three months ended April 30, 2008, as compared to the three months ended April 30, 2007.  At the same time, distributions declared per unit increased $0.0750 to $0.1200 for the three months ended April 30, 2008, as compared to the three months ended April 30, 2007.

Comparison of Unallocated Reserve as of April 30, 2008, April 30, 2007 and January 31, 2008

The Unallocated Reserve, which is comprised of accrued income receivable and cash reserve for potential fixed or contingent future liabilities increased 66% from $2,248,891 as of April 30, 2007 to $3,725,099 as of April 30, 2008.  The accrued income receivable portion of the Unallocated Reserve increased 104% from $1,539,883 as of April 30, 2007 to $3,140,603 as of April 30, 2008.  At the same time, the Trust’s cash reserve for potential fixed or contingent future liabilities, which is represented by unallocated cash and U.S. Government securities, decreased 18% from $709,008 as of April 30, 2007 to $584,496 as of April 30, 2008.

The Trust’s Unallocated Reserve as of April 30, 2008 increased 124% or $2,065,078 as compared to the fiscal year ended January 31, 2008.  The increase in the Unallocated Reserve is primarily due to the accrual of royalty income for shipments from Northshore during the month of April 2008.  At January 31, 2008, approximately 58% of the Unallocated Reserve or $959,925 was represented by accrued income receivable while 42% or $700,096 was represented by unallocated cash and U.S. Government securities.  Comparatively, as of April 30, 2008, approximately 84% of the Unallocated Reserve or $3,140,603 was represented by accrued income receivable while 16% or $584,496 was represented by unallocated cash and U.S. Government securities.  The significant increase in the accrued income receivable portion of the Unallocated Reserve is the result of an increase in the volume of shipments from Northshore during the three months ended April 30, 2008, as compared to the three months ended January 31, 2008.

The Trustees have determined that a portion of the Unallocated Reserve, usually within the range of $500,000 to $1,000,000 or such other amount as the Trustees may deem prudent, should be maintained as a reserve for potential fixed or contingent future liabilities.  Although the actual amount of the Unallocated Reserve will fluctuate from time to time and may increase or decrease from its current level, it is currently intended that future distributions will be highly dependent upon royalty income as it is received and the level of Trust expenses.  The amount of future royalty income available for distribution will be subject to the volume of iron ore product shipments and the dollar level of sales by Northshore.  Shipping activity is greatly reduced during the winter months and economic conditions, particularly those affecting the steel industry, may adversely affect the amount and timing of such future shipments and sales.  See discussion under the heading “Risk Factors” beginning on page 3 of the Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 2008.

The Trustees will continue to monitor the economic circumstances of the Trust to strike a responsible balance between distributions to Unitholders and the need to maintain adequate reserves at a prudent level, given the unpredictable nature of the iron ore industry, the Trust’s dependence on the actions of the lessee/operator, and the fact that the Trust essentially has no other liquid assets.

Recent Developments

Production and Shipments.  During calendar years 2007, 2006, 2005 and 2004, the percentage of shipments of iron ore products from Mesabi Trust lands was approximately 88.2%, 90.9%, 90.1%, 92.0% and 95.5%, respectively, of total shipments.  In its Form 10-Q filed May 6, 2008, CCI reported that it is estimating total production of 5.7 million tons of iron ore pellets at Northshore during calendar year 2008.   Northshore has not advised the Trustees as to the percentage of iron ore products from Mesabi Trust lands it anticipates shipping in calendar year 2008.  See the description of the uncertainty of market conditions in the iron ore and steel industry under “Important Factors Affecting Mesabi Trust” below and the information under the heading “Risk Factors” in Part I – Item 1A of the Trust’s Annual Report on Form 10-K for the year-ended January 31, 2008.

Restart of Idle Furnace at Northshore.  In its Form 10-Q filed May 6, 2008, CCI reported that it restarted an idle furnace at Northshore to increase the production of iron ore pellets at Northshore.  CCI also reported that it expects production at Northshore to benefit from an incremental increase of 600,000 tons in 2008 and up to 800,000 tons annually thereafter.  CCI has not informed the Trustees regarding the extent to which the increase in production at Northshore will result in an increase in shipments of iron ore products from Mesabi Trust lands. Therefore, the Trustees are unable to predict the extent to which the restart of the furnace at Northshore may impact future royalties payable to Mesabi Trust.

Northshore Administrative Permit Amendment.   As reported in the Trust’s Form 10-K filed April 11, 2008, according to CCI’s Form 10-K filed February 29, 2008, on December 16, 2006, CCI submitted an administrative permit amendment application to the MPCA with respect to Northshore’s Title V operating permit.  CCI reported that Northshore requested an amendment to its permit to delete a 30 year old “control city” monitoring requirement but the MPCA denied Northshore’s application on February 23, 2007.   In its Form 10-K, CCI further reported that it had appealed the denial of its application to the Minnesota Court of Appeals and that subsequent to the filing of the appeal, the MPCA advised Northshore that the MPCA considered Northshore to be in violation of the control city standard. CCI also reported that it was in discussions with the MPCA with respect to the terms of a compliance schedule in which it would agree to take certain actions in settlement of the alleged violation.  According to CCI’s Form 10-K, the Minnesota Center for Environmental Advocacy had since filed a motion with the Court of Appeals to intervene in Northshore’s appeal of the denial of an administrative amendment to Northshore’s Title V operating permit.

On May 20, 2008, the Minnesota Court of Appeals issued a ruling on Northshore’s appeal and held that the MPCA did not err in concluding that Northshore proceeded under the wrong permit modification procedures when it applied to amend its permit to eliminate the “control city” standard from its Title V operating permit.  The Court ruled that Northshore’s administrative amendment application should have been dealt with through the major permit amendment process rather than through the administrative permit amendment process, which is used to address insignificant amendments.  Northshore has 30 days to appeal this ruling to the Minnesota Supreme Court.  The Trustees are unable to predict what impact the decision of the Court of Appeals or an adverse decision by the Minnesota Supreme Court will have on Northshore’s compliance with its Title V operating permit or future royalties payable to the Trust.

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

In accordance with the Agreement of Trust and the Amendment, the Trustees are entitled to, and in fact do, rely upon certain experts in good faith, including (i) the independent consultants with respect to monthly production and shipment reports, which include figures on crude ore production and iron ore pellet shipments, and discussions concerning the condition and accuracy of the scales and plans regarding the development of Mesabi Trust’s mining property; and (ii) the accounting firm they have contracted with for non-audit services, including reviews of financial data related to shipping and sales reports provided by Northshore and a review of the schedule of leasehold royalties payable to Mesabi Trust.  For a discussion of additional factors, including but not limited to those that could adversely affect Mesabi Trust’s actual results and performance, see “Risk Factors” in Part I – Item 1A of Mesabi Trust’s Annual Report on Form 10-K for the year-ended January 31, 2008.

Iron Ore Pricing and Contract Adjustments

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

Effects of Securities Regulation

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

In May 2008, the Trust established a website in response to the NYSE’s interpretation of Rule 203.01 of the NYSE Listed Company Manual.  The Trust’s website is located at www.mesabi-trust.com.

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

Critical accounting policies are those that have meaningful impact on the reporting of the Trust’s financial condition and results, and that require significant management judgment and estimates.  The Trustees have determined that there are no critical accounting policies applicable to the Trust.

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

PART II - OTHER INFORMATION

Item 1A.                                                  Risk Factors

There have been no material changes in the Trust’s risk factors as described in Part I Item 1A, “Risk Factors” in the Trust’s Annual Report on Form 10-K for the year ended January 31, 2008.

Item 6.	Exhibits.

	31	Certification of Corporate Trustee of Mesabi Trust pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32	Certification of Corporate Trustee of Mesabi Trust pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	99.1	Report of Gordon, Hughes & Banks, LLP, dated June 4, 2008 regarding its review of the un-audited interim financial statements of Mesabi Trust as of and for the quarter ended April 30, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MESABI TRUST
(Registrant)

By:	DEUTSCHE BANK TRUST COMPANY
AMERICAS
Corporate Trustee
Principal Administrative Officer and duly authorized signatory:*

By:	Deutsche Bank National Trust Company

Date: June 6, 2008	By:	/s/ Rodney Gaughan
Name: Rodney Gaughan
Title: Vice President

* There are no principal executive officers or principal financial officers of the registrant.