Form 10-Q
period 2008-07-31
MESABI TRUST
filed 2008-09-05
CIK 65172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.              Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒

As of September 3, 2008, there were 13,120,010 Units of Beneficial Interest in Mesabi Trust outstanding.

PART I - FINANCIAL INFORMATION

Item 1.                     Financial Statements.  (Note 1)

Mesabi Trust

Condensed Statements of Income

Three and Six Months Ended July 31, 2008 and 2007

		Three Months Ended		Six Months Ended
		July 31,		July 31,
		2008	2007	2008	2007
		(unaudited)	(unaudited)	(unaudited)	(unaudited)
A.	Condensed Statements of Income

	Revenues
	Royalty income	$16,766,563	$4,427,036	$20,614,273	$6,206,177
	Interest income	5,240	8,448	19,337	14,362
		16,771,803	4,435,484	20,633,610	6,220,539

	Expenses	201,486	261,345	423,640	346,783

	Net income	$16,570,317	$4,174,139	$20,209,970	$5,873,756

	Number of units outstanding	13,120,010	13,120,010	13,120,010	13,120,010

	Net income per unit (Note 2)	$1.2630	$0.3182	$1.5404	$0.4477

	Distributions declared per unit (Note 3)	$1.0000	$0.3100	$1.1200	$0.3550

See Notes to Condensed Financial Statements.

Mesabi Trust

Condensed Balance Sheets

July 31, 2008 and January 31, 2008

		July 31, 2008	January 31, 2008
		(unaudited)
B.	Condensed Balance Sheets

	Assets

	Cash	$13,472,832	$6,959,701

	U.S. Government securities, at amortized cost (which approximates market)	438,198	544,193

	Accrued income receivable	6,453,966	959,925
	Prepaid expenses	15,929	24,687
		20,380,925	8,488,506

	Fixed property, including intangibles, at nominal values

	Amended Assignment of Peters Lease	1	1

	Assignment of Cloquet Lease	1	1

	Certificate of beneficial interest for 13,120,010 units of land trust	1	1
		3	3

		$20,380,928	$8,488,509

	Liabilities, Unallocated Reserve and Trust Corpus

	Liabilities
	Distribution payable	$13,120,010	$6,756,805
	Accrued expenses	85,336	71,680
		13,205,346	6,828,485

	Unallocated Reserve (Note 4)	7,175,579	1,660,021
	Trust Corpus	3	3

		$20,380,928	$8,488,509

See Notes to Condensed Financial Statements.

Mesabi Trust

Condensed Statements of Cash Flows

Six Months Ended July 31, 2008 and 2007

		Six Months Ended
		July 31,
		2008	2007
		(unaudited)	(unaudited)
C.	Condensed Statements of Cash Flows

	Cash flows from operating activities
	Royalties received	$15,113,023	$4,853,799
	Interest received	23,996	20,398
	Expenses paid	(398,676)	(417,636)

	Net cash provided by operating activities	14,738,343	4,456,561

	Cash flows from investing activities
	Maturities of U.S. Government Securities	209,643	5,231,254
	Purchases of U.S. Government Securities	(103,649)	(4,938,331)

	Net cash provided by (used for) investing activities	105,994	292,923

	Cash flow from financing activities Distributions to Unitholders	(8,331,206)	(4,723,204)

	Net change in cash	6,513,131	26,280

	Cash, beginning of year	6,959,701	4,258,201

	Cash, end of period	$13,472,832	$4,284,481

	Reconciliation of net income to net cash provided by operating activities

	Net income	$20,209,970	$5,873,756
	Increase in accrued income receivable	(5,494,041)	(1,346,343)
	Decrease (increase) in prepaid expenses	8,758	(35,653)
	(Decrease) increase in accrued expenses	13,656	(35,199)

	Net cash provided by operating activities	$14,738,343	$4,456,561

See Notes to Condensed Financial Statements.

Mesabi Trust

Notes to Condensed Financial Statements

July 31, 2008 (unaudited)

Note 1.         The financial statements included herein have been prepared without audit (except for the balance sheet at January 31, 2008) in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of the Trustees, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the results of operations for the three months and six months ended July 31, 2008 and 2007, (b) the financial position at July 31, 2008 and (c) the cash flows for the six months ended July 31, 2008 and 2007, have been made.

Note 2.         Net income per unit includes accrued income receivable.  For the three months ended July 31, 2008 the Trust recorded $6,453,966 of accrued income receivable as reflected on the Consolidated Balance Sheet as of July 31, 2008 (unaudited).  Accrued income receivable is accounted for and reported for the Trust’s second fiscal quarter based on shipments during the month of July even though such accrued income receivable is not available for distribution to unitholders until it is actually received by the Trust at the end of October.  Net income per unit is based on 13,120,010 units outstanding during the period.

Note 3.         The Trust declares distributions each year in April, July, October and January.  Distributions are declared after receiving notification from Northshore Mining Company as to the amount of royalty income that is expected to be paid to the Trust based on shipments through the end of each calendar quarter.  The Trust’s financial statements are prepared on an accrual basis and present the Trust’s results of operations based on each fiscal quarter which ends one month after the close of each calendar quarter.  Because distributions are declared based on royalty income that is payable as of the end of each calendar quarter and the Trust’s Net Income is calculated as of the end of each fiscal quarter, the distributions declared by the Trust are not equivalent to the Trust’s Net Income during the periods reported in this quarterly report on Form 10-Q.

Note 4.         The Trustees have determined that the unallocated cash and U.S. Government securities portion of the Unallocated Reserve should be maintained at a prudent level, usually within the range of $500,000 to $1,000,000, to meet present or future potential liabilities of the Trust.  Accordingly, although the actual amount of the Unallocated Reserve will fluctuate from time to time, and may increase or decrease from its current level, it is currently intended that future distributions will be highly dependent upon royalty income as it is received quarterly and the level of Trust expenses that the Trustees anticipate in subsequent quarters.  At July 31, 2008, the Unallocated Reserve was represented by $721,613 in unallocated cash and U.S. Government securities, and $6,453,966 of accrued revenue primarily representing royalties not yet received by the Trust but anticipated to be received from Northshore Mining Company in October 2008 based upon reported lessee shipping activity during the month of July 2008.

Item 2.    Trustees’ Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Certain information included in this Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933.  All such forward-looking statements, including those statements estimating iron ore pellet production or shipments, are based on information from the lessee/operator (and its parent corporation) of the mine located on the lands owned and held in trust for the benefit of the holders of units of beneficial interest of Mesabi Trust.  These statements may be identified by the use of forward-looking words, such as “may,” “will,” “could,” “project,” “predict,” “intend,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “should,” “assume,” “forecast” and other similar words.  Such forward-looking statements are inherently subject to known and unknown risks and uncertainties.  Actual results and future developments could differ materially from the results or developments expressed in or implied by these forward-looking statements.  These risks and uncertainties include volatility of iron ore and steel prices, product supply and demand, competition, regulation or government action, litigation and uncertainties about estimates of reserves.  Further, substantial portions of royalties earned by Mesabi Trust are based on estimated prices that are subject to interim and final adjustments which can be positive or negative and are dependent in part on multiple price and inflation index factors that are not known until after the end of a contract year.  For a discussion of the factors, including but not limited to, those that could materially and adversely affect Mesabi Trust’s actual results and performance, see “Risk Factors” in Part I – Item 1A of Mesabi Trust’s Annual Report on Form
10-K for the year-ended January 31, 2008.  Mesabi Trust undertakes no obligation, other than that imposed by law, to make any revisions to the forward-looking statements contained in this filing or to update them to reflect circumstances occurring after the date of this filing.

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

•                  Fee royalties.  Fee royalties have historically constituted a smaller component of the Trust’s total royalty income.  Fee royalties are payable to the Mesabi Land Trust, a Minnesota land trust, which holds a 20% interest as fee owner in the Amended Assignment of the Peters Lease.  Mesabi Trust holds the entire beneficial interest in the Mesabi Land Trust for which U.S. Bank N.A. acts as the corporate trustee.  Mesabi Trust receives the net income of the Mesabi Land Trust, which is generated from royalties on the amount of crude ore mined after the payment of expenses to U.S. Bank N.A. for its services as corporate trustee.  Crude ore is the source of iron oxides used to make iron ore pellets and other products.  The fee royalty on crude ore is based on an agreed price per ton, subject to certain indexing.

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

Under the relevant agreements, Northshore may mine and ship iron ore products from lands other than Mesabi Trust lands.  Northshore alone determines whether to mine off Trust and/or such other lands, based on its current mining and engineering plan.  The Trustees do not exert any influence over mining operational decisions.  To encourage the use of iron ore products from Mesabi Trust lands, Mesabi Trust receives royalties on stated percentages of iron ore shipped from Silver Bay, whether or not the iron ore products are from Mesabi Trust lands.  Mesabi Trust receives royalties at the greater of (i) the aggregate quantity of iron ore products shipped that were from Mesabi Trust lands, and (ii) a portion of the aggregate quantity of all iron ore products shipped from Silver Bay that were mined from any lands, such portion being 90% of the first four million tons shipped during such year, 85% of the next two million tons shipped from Silver Bay during such year, and 25% of all tonnage shipped during such year in excess of six million tons.

Northshore is obligated to make quarterly royalty payments in January, April, July and October of each year based on shipments of iron ore products from Silver Bay, Minnesota during each calendar quarter.  The Trust accounts and reports accrued income receivable based on shipments during the last month of the Trust’s fiscal quarter (April, July, October and January) even though such accrued income receivable is not available for distribution to unitholders until it is received by the Trust.  The Trust declares distributions each year in April, July, October and January.  Distributions are declared after receiving notification from Northshore Mining Company as to the amount of royalty income that is expected to be paid to the Trust based on shipments through the end of each calendar quarter.  Accordingly, distributions declared by the Trust are not equivalent to the Trust’s Net Income during the periods reported in this quarterly report on Form 10-Q.

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

Results of Operations

Comparison of Iron Ore Pellet Production and Shipments for the Three and Six Months Ended July 31, 2008 and July 31, 2007

As shown in the table below, production of iron ore pellets from Mesabi Trust lands during the fiscal quarter ended July 31, 2008 totaled approximately 1.47 million tons, and actual shipments over the same period totaled approximately 2.55 million tons.  By comparison, production of iron ore pellets from Mesabi Trust lands during the same period in 2007 totaled approximately 1.25 million tons, and actual shipments approximated 1.12 million tons.

Three Months Ended	Pellets Produced from Trust Lands (tons)	Shipments from Trust Lands (tons)
July 31, 2008	1,473,683	2,548,888
July 31, 2007	1,255,510	1,119,828

As shown in the table below, during the six months ended July 31, 2008, production of iron ore pellets from Mesabi Trust lands totaled approximately 2.69 million tons, and actual shipments over the same period totaled approximately 3.59 million tons.  By comparison, production of iron ore pellets from Mesabi Trust lands during the same period in 2007 totaled approximately 2.21 million tons, and actual shipments approximated 1.59 million tons.

Six Months Ended	Pellets Produced from Trust Lands (tons)	Shipments from Trust Lands (tons)
July 31, 2008	2,689,784	3,589,002
July 31, 2007	2,209,067	1,589,298

Comparison of Royalty Income for the Three and Six Months Ended July 31, 2008 and July 31, 2007

Base overriding royalties for the three months ended July 31, 2008 increased by 310% to $10,156,568 as compared to the three months ended July 31, 2007.  At the same time, bonus royalties increased by 220% to $6,451,312 as compared to the three months ended July 31, 2007.  The increase in the base overriding and bonus royalties is the result of a significant increase in the volume of shipments and an increase in the sales prices of iron ore products which exceeded the 2008 Adjusted Threshold Price of $47.43 per ton by a wider margin as compared to the comparable prior period.  Consequently, total royalty income for the three months ended July 31, 2008 increased 279% to $16,766,563 as compared to the three months ended July 31, 2007.  The following table provides a summary of Mesabi Trust’s royalty income for the three months ended July 31, 2008 and July 31, 2007:

	Three Months Ended July 31,
	2008	2007
Base overriding royalties	$10,156,568	$2,479,304
Bonus royalties	6,451,312	2,016,291
Minimum advance royalty paid (recouped)	—	(191,628)
Fee royalties	158,683	123,069
Total royalty income	$16,766,563	$4,427,036

Base overriding royalties for the six months ended July 31, 2008 increased by 297% to $11,912,740 as compared to the six months ended July 31, 2007.  At the same time, bonus royalties increased by 182% to $8,410,036 as compared to the six months ended July 31, 2007.  As was the case for the three months ended July 31, 2008, the increase in the base overriding and bonus royalties for the six months ended July 31, 2008 is the result of a significant increase in the volume of shipments and an increase in the sales prices of iron ore products which exceeded the 2008 Adjusted Threshold Price of $47.43 per ton by a wider margin as compared to the comparable prior period.  Consequently, total royalty income for the six months ended July 31, 2008 increased approximately 232% to $20,614,273, as compared to the six months ended July 31, 2007.  The following table provides a summary of Mesabi Trust’s royalty income for the six months ended July 31, 2008 and July 31, 2007:

	Six Months Ended July 31,
	2008	2007
Base overriding royalties	$11,912,740	$3,004,080
Bonus royalties	8,410,036	2,983,348
Minimum advance royalty paid (recouped)	—	—
Fee royalties	291,497	218,749
Total royalty income	$20,614,273	$6,206,177

Comparison of Trust Income for the Three and Six Months Ended July 31, 2008 and July 31, 2007

Net income for the three months ended July 31, 2008 was $16,570,317 an increase of approximately 297% as compared to net income of $4,174,139 for the three months ended July 31, 2007.  This increase was due to increases in the base overriding royalties paid to the Trust, resulting from a significant increase in the volume of shipments, and higher bonus royalties during the quarter due to higher pellet prices. In addition, Trust expenses decreased by 23% as compared to the three months ended July 31, 2007 primarily because of a decrease in the Trust’s professional service fees that were accrued for during the three months ended April 30, 2008. The following table provides a summary of Mesabi Trust’s results for the three months ended July 31, 2008 and July 31, 2007:

	Three Months Ended July 31,
	2008	2007
Total royalty income	$16,766,563	$4,427,036
Interest income	5,240	8,448
Gross income	16,771,803	4,435,484

Expenses	201,486	261,345
Net income	$16,570,317	$4,174,139

Net income for the six months ended July 31, 2008 was $20,209,970, an increase of approximately 244% as compared to net income of $5,873,756 for the six months ended July 31, 2007. As was the case for the three months ended July 31, 2008, this increase was due to the increase in the base overriding royalties paid to the Trust, resulting from a significant increase in the volume of shipments, and higher bonus royalties during the quarter due to higher pellet prices.  Trust expenses increased by 22% as compared to the six months ended July 31, 2007 primarily because of an increase the Trust’s operating expenses, including professional service fees.   The following table provides a summary of Mesabi Trust’s results for the six months ended July 31, 2008 and July 31, 2007:

	Six Months Ended July 31,
	2008	2007
Total royalty income	$20,614,273	$6,206,177
Interest income	19,337	14,362
Gross income	20,633,610	6,220,539

Expenses	423,640	346,783
Net income	$20,209,970	$5,873,756

Unallocated Reserve

The Unallocated Reserve as of July 31, 2008 was $7,175,579, an increase of 205% as compared to the $2,355,828 in Unallocated Reserve as of July 31, 2007.  The increase in the Unallocated Reserve is the result of a significant increase in the royalty revenue accrued on the Trust’s balance sheet at the end of the fiscal quarter ended July 31, 2008, but not yet paid to the Trust, and an increase in the unallocated cash and U.S. Government securities held by the Trust.  At July 31, 2008, $6,453,966, or approximately 90% of the Unallocated Reserve was accrued income receivable, representing royalties not yet received by the Trust but anticipated to be received from Northshore in October 2008 for shipments during the third calendar quarter.  By comparison, at July 31, 2007, $1,756,107, or approximately 75% of the Unallocated Reserve was accrued income receivable. The significant increase in accrued income receivable, which is based upon reported lessee shipping activity for the month of July 2008, is reflected on the Trust’s balance sheet at July 31, 2008 and at July 31, 2007.  The Trustees anticipate that substantially all of the $6,453,966 in accrued income receivable will be distributed to Unitholders in October 2008, after the Trustees provide for expenses and unexpected loss contingencies.

The Trustees have determined that a portion of the Unallocated Reserve, usually within the range of $500,000 to $1,000,000 or such other amount as the Trustees may deem prudent, should be maintained for unexpected loss contingencies.  As of July 31, 2008, $721,613, or 10% of the Unallocated Reserve, was represented by unallocated cash and U.S. Government securities, whereas, at July 31, 2007, $599,721, or 25% of the Unallocated Reserve was unallocated cash and U.S. Government securities.

The Trust’s Unallocated Reserve for the six months ended July 31, 2008 increased 332% or $5,515,558 as compared to the Unallocated Reserve at January 31, 2008.  This increase in the Unallocated Reserve is primarily due to the accrual of royalty income for shipments from Northshore during the month of July 2008.  At January 31, 2008, approximately 58% of the Unallocated Reserve or $959,925 was represented by accrued income receivable while 42% or $700,096 was represented by unallocated cash and U.S. Government securities.

The Trustees will continue to monitor the economic circumstances of the Trust to strike a responsible balance between distributions to Unitholders and the need to maintain reserve for unexpected loss contingencies at a prudent level, given the unpredictable nature of the iron ore industry, the Trust’s dependence on the actions of the lessee/operator, and the fact that the Trust essentially has no other liquid assets.

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

Recent Developments

Production and Shipments.  During calendar years 2007, 2006, 2005, 2004 and 2003, the percentage of shipments of iron ore products from Mesabi Trust lands was approximately 88.2%, 90.9%, 90.1%, 92.0% and 95.5%, respectively, of total shipments.  In its Form 10-Q filed May 6, 2008, CCI reported that it is estimating total production of 5.7 million tons of iron ore pellets at Northshore during calendar year 2008.   Northshore has not advised the Trustees as to the percentage of iron ore products from Mesabi Trust lands it anticipates shipping in calendar year 2008.  See the description of the uncertainty of market conditions in the iron ore and steel industry under “Important Factors Affecting Mesabi Trust” below and the information under the heading “Risk Factors” in Part I – Item 1A of the Trust’s Annual Report on Form 10-K for the year-ended January 31, 2008.

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

On May 20, 2008, the Minnesota Court of Appeals issued a ruling on Northshore’s appeal and held that the MPCA did not err in concluding that Northshore proceeded under the wrong permit modification procedures when it applied to amend its permit to eliminate the “control city” standard from its Title V operating permit.  The Minnesota Court of Appeals ruled that Northshore’s administrative amendment application should have been dealt with through the major permit amendment process rather than through the administrative permit amendment process, which is used to address insignificant amendments.  The Trustees are unable to predict what impact the administrative proceedings discussed above will have on Northshore’s compliance with its Title V operating permit or on future royalties payable to the Trust.

Northshore Notice of Violation.  In its Form 10-Q filed July 31, 2008, CCI reported that on July 28, 2008, the MPCA issued a Notice of Violation (“NOV”) to Northshore alleging violations related to the Control City Standard for the period of March 2006 through October 2007, specifically with respect to MPCA’s interpretation of the Control City Standard’s emission limits and related monitoring and reporting requirements. CCI reported that the NOV states that Northshore has been in compliance with MPCA’s interpretation of the Standard since October 2007, but requires corrective actions relating to operating and maintaining facilities of treatment and control to remain in compliance. Although the NOV does not seek civil penalties, it contains various requests for information and reserves the right for MPCA to take further action. CCI also reported that Northshore disputes the allegations contained in the NOV and that it is currently assessing its legal/administrative options.  The Trustees are unable to predict what impact, if any, the NOV may have on Northshore’s operations or on future royalties payable to the Trust.

Important Factors Affecting Mesabi Trust

The Agreement of Trust specifically prohibits the Trustees from entering into or engaging in any business.  This prohibition seemingly applies even to business activities the Trustees deem necessary or proper for the preservation and protection of the Trust Estate (as such term is defined below).  Accordingly, the Trustees’ activities in connection with the administration of Trust assets are limited to collecting income, paying expenses and liabilities, distributing net income to Mesabi Trust’s Unitholders after the payment of, or provision for, such expenses and liabilities, and protecting and conserving the assets held.  Consequently, the income of Mesabi Trust is highly dependent upon the activities and operations of Northshore, and the terms and conditions of the leases and assignments of leases between Mesabi Trust and Northshore.  Moreover, shipping activity is greatly reduced during the winter months and economic conditions, particularly those affecting the steel industry, may adversely affect the amount and timing of such future shipments and sales.  For a discussion of additional factors, including but not limited to those that could adversely affect Mesabi Trust’s actual results and performance, see “Risk Factors” in Part I – Item 1A of Mesabi Trust’s Annual Report on Form 10-K for the year-ended January 31, 2008.

Neither Mesabi Trust nor the Trustees have any control over the operations and activities of Northshore, except within the framework of the Amended Assignment Agreements.  CCI alone controls (i) historical operating data, including iron ore production volumes, marketing of iron ore products, operating and capital expenditures as they relate to Northshore, environmental and other liabilities and the effects of regulatory changes; (ii) plans for Northshore’s future operating and capital expenditures; (iii) geological data relating to reserves (iv) projected production of iron ore products; and (v) the decision to mine off Mesabi Trust and/or state lands, based on CCI’s current mining and engineering plan.  The Trustees do not exert any influence over mining operational decisions at Northshore, nor do the Trustees provide any input regarding the ore reserve estimate at Northshore as reported by CCI.  While the Trustees request material information for use in periodic reports as part of their evaluation of Mesabi Trust’s disclosure controls and procedures, the Trustees do not control this information and they rely on the information in CCI’s periodic and current filings with the SEC to provide accurate and timely information in Mesabi Trust’s reports filed with the SEC.

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

Effects of Securities Regulation

The Trust is a publicly-traded trust listed on the New York Stock Exchange (“NYSE”) and is therefore subject to extensive regulation under, among others, the Securities Act of 1933, the Securities Exchange Act of 1934, the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and the rules and regulations of the NYSE.  Issuers failing to comply with such authorities risk serious consequences, including criminal as well as civil and administrative penalties.  In most instances, these laws, rules and regulations do not specifically address their applicability to publicly-traded trusts such as Mesabi Trust.  In particular, Sarbanes-Oxley mandated the adoption by the Securities and Exchange Commission (the “SEC”) and NYSE of certain rules and regulations that are impossible for the Trust to literally satisfy because of its nature as a pass-through trust.  Pursuant to NYSE rules currently in effect, the Trust is exempt from many of the corporate governance requirements that apply to publicly traded corporations.  The Trust does not have, nor does the Agreement of Trust provide for, a board of directors, an audit committee, a corporate governance committee or a compensation committee.  The Trustees intend to closely monitor the SEC’s and the NYSE’s rulemaking activity and will attempt to comply with such rules and regulations where applicable.

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

Item 6.	Exhibits.

	31	Certification of Corporate Trustee of Mesabi Trust pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32	Certification of Corporate Trustee of Mesabi Trust pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	99.1	Report of Gordon, Hughes & Banks, LLP, dated September 5, 2008 regarding its review of the unaudited interim financial statements of Mesabi Trust as of and for the quarter ended July 31, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MESABI TRUST
(Registrant)

September 5, 2008	By:	DEUTSCHE BANK TRUST COMPANY AMERICAS
Corporate Trustee
Principal Administrative Officer and duly authorized signatory:*

	By:	DEUTSCHE BANK NATIONAL TRUST COMPANY

* There are no principal executive officers or principal financial officers of the registrant.