Form 10-Q
period 2008-10-31
MESABI TRUST
filed 2008-12-05
CIK 65172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2008

or

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Small Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.  (Note 1)

Mesabi Trust

Condensed Statements of Income

Three and Nine Months Ended October 31, 2008 and 2007

		Three Months Ended		Nine Months Ended
		October 31,		October 31,
		2008	2007	2008	2007
		(unaudited)	(unaudited)	(unaudited)	(unaudited)
A.	Condensed Statements of Income

	Revenues
	Royalty income	$11,778,367	$6,690,125	$32,392,640	$12,896,302
	Interest income	17,749	12,930	37,086	27,293
		11,796,116	6,703,055	32,429,726	12,923,595

	Expenses	138,805	109,924	562,446	456,707

	Net income	$11,657,311	$6,593,131	$31,867,280	$12,466,888

	Number of units outstanding	13,120,010	13,120,010	13,120,010	13,120,010

	Net income per unit (Note 2)	$0.8885	$0.5025	$2.4289	$0.9502

	Distributions declared per unit (Note 3)	$1.2500	$0.4800	$2.3700	$0.8350

See Notes to Condensed Financial Statements.

Mesabi Trust

Condensed Balance Sheets

October 31, 2008 and January 31, 2008

		October 31, 2008	January 31, 2008
		(unaudited)
B.	Condensed Balance Sheets

	Assets

	Cash and cash equivalents	$16,698,667	$6,959,701

	U.S. Government securities, at amortized cost (which approximates market)	565,252	544,193

	Accrued income receivable	1,551,874	959,925
	Prepaid expenses	53,533	24,687
		18,869,326	8,488,506

	Fixed property, including intangibles, at nominal values

	Amended Assignment of Peters Lease	1	1

	Assignment of Cloquet Lease	1	1

	Certificate of beneficial interest for 13,120,010 units of land trust	1	1
		3	3

		$18,869,329	$8,488,509

	Liabilities, Unallocated Reserve and Trust Corpus

	Liabilities
	Distribution payable	$16,400,013	$6,756,805
	Accrued expenses	36,435	71,680
		16,436,448	6,828,485

	Unallocated Reserve (Note 4)	2,432,878	1,660,021
	Trust Corpus	3	3

		$18,869,329	$8,488,509

See Notes to Condensed Financial Statements.

Mesabi Trust

Condensed Statements of Cash Flows

Nine Months Ended October 31, 2008 and 2007

		Nine Months Ended
		October 31,
		2008	2007
		(unaudited)	(unaudited)
C.	Condensed Statements of Cash Flows

	Cash flows from operating activities
	Royalties received	$31,795,442	$11,341,053
	Interest received	39,785	33,523
	Expenses paid	(623,987)	(555,489)

	Net cash provided by operating activities	31,211,240	10,819,087

	Cash flows from investing activities
	Maturities of U.S. Government Securities	368,954	9,464,477
	Purchases of U.S. Government Securities	(390,012)	(9,231,258)

	Net cash provided by (used for) investing activities	(21,058)	233,219

	Cash flow used for financing activities
	Distributions to Unitholders	(21,451,216)	(8,790,406)

	Net change in cash and cash equivalents	9,738,966	2,261,900

	Cash, beginning of year	6,959,701	4,258,201

	Cash, end of period	$16,698,667	$6,520,101

	Reconciliation of net income to net cash provided by operating activities

	Net income	$31,867,280	$12,466,888
	Increase in accrued income receivable	(591,949)	(1,549,019)
	Increase in prepaid expenses	(28,846)	(16,031)
	Decrease in accrued expenses	(35,245)	(82,751)

	Net cash provided by operating activities	$31,211,240	$10,819,087

See Notes to Condensed Financial Statements.

MESABI TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS

October 31, 2008 (Unaudited)

Note 1.                          The financial statements included herein have been prepared without audit (except for the balance sheet at January 31, 2008) in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  In the opinion of the Trustees, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the results of operations for the three months and nine months ended October 31, 2008 and 2007, (b) the financial position at October 31, 2008 and (c) the cash flows for the nine months ended October 31, 2008 and 2007, have been made.

Note 2.                          Net income per unit includes accrued income receivable.  For the three months ended October 31, 2008 the Trust recorded $1,551,874 of accrued income receivable as reflected on the Condensed Balance Sheet as of October 31, 2008 (unaudited).  Accrued income receivable is accounted for and reported for the Trust’s third fiscal quarter based on shipments during the month of October even though such accrued income receivable is not available for distribution to unitholders until it is actually received by the Trust at the end of January 2009.  Net income per unit is based on 13,120,010 units outstanding during the period.

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

Note 4.                          The Trustees have determined that the unallocated cash and U.S. Government securities portion of the Unallocated Reserve should be maintained at a prudent level, usually within the range of $500,000 to $1,000,000, to meet present or future liabilities of the Trust.  Accordingly, although the actual amount of the Unallocated Reserve will fluctuate from time to time, and may increase or decrease from its current level, it is currently intended that future distributions will be highly dependent upon royalty income as it is received quarterly and the level of Trust expenses that the Trustees anticipate occurring in subsequent quarters.  At October 31, 2008, the Unallocated Reserve consisted of $881,004 (unaudited) in unallocated cash and U.S. Government securities, and $1,551,874 (unaudited) of accrued revenue primarily representing royalties not yet received by the Trust but anticipated to be received from Northshore Mining Company in January 2009 based upon reported lessee shipping activity during the month of October 2008.

Item 2.   Trustees’ Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Certain information included in this Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933.  All such forward-looking statements, including those statements estimating iron ore pellet production or shipments, are based on information from the lessee/operator (and its parent corporation) of the mine located on the lands owned and held in trust for the benefit of the holders of units of beneficial interest of Mesabi Trust.  These statements may be identified by the use of forward-looking words, such as “may,” “will,” “could,” “project,” “predict,” “intend,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “should,” “assume,” “forecast” and other similar words.  Such forward-looking statements are inherently subject to known and unknown risks and uncertainties.  Actual results and future developments could differ materially from the results or developments expressed in or implied by these forward-looking statements.  These risks and uncertainties include volatility of iron ore and steel prices, product supply and demand, competition, regulation or government action, litigation and uncertainties about estimates of reserves.  Further, substantial portions of royalties earned by Mesabi Trust are based on estimated prices that are subject to interim and final adjustments which can be positive or negative and are dependent in part on multiple price and inflation index factors under agreements to which Mesabi Trust is not a party and that are not known until after the end of a contract year.  For a discussion of the factors, including, without limitation, those that could materially and adversely affect Mesabi Trust’s actual results and performance, see “Risk Factors” in Part I – Item 1A of Mesabi Trust’s Annual Report on Form 10-K for the year-ended January 31, 2008, as updated by Part II, Item 1A of this Quarterly Report on Form 10-Q.  Mesabi Trust undertakes no obligation, other than that imposed by law, to make any revisions to the forward-looking statements contained in this filing or to update them to reflect circumstances occurring after the date of this filing.

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

The Trustees do not intend to expand their responsibilities beyond those permitted or required by the Agreement of Trust, the Amendment to the Agreement of Trust dated October 25, 1982 (the “Amendment”), and those required under applicable law.  Mesabi Trust has no employees, but it engages independent consultants to assist the Trustees in, among other things, monitoring the volume and sales prices of iron ore products shipped from Silver Bay, Minnesota, based on information supplied to the Trustees by Northshore Mining Company (“Northshore”), the lessee/operator of the Mesabi Trust lands, and its parent company Cliffs Natural Resources Inc (“Cliffs”).  References to Northshore in this quarterly report, unless the context requires otherwise, are applicable to Cliffs as well.

Leasehold royalty income constitutes the principal source of Mesabi Trust’s revenue.  Royalty rates are determined in accordance with the terms of Mesabi Trust’s leases and assignments of leases.  Three types of royalties, as well as royalty bonuses, comprise the Trust’s leasehold royalty income:

•                                          Base overriding royalties.  Base overriding royalties have historically constituted the majority of Mesabi Trust’s royalty income.  Base overriding royalties are determined by both the volume and selling price of iron ore products shipped.  Northshore is obligated to pay Mesabi Trust base overriding royalties in varying amounts, based on the volume of iron ore products shipped.  Base overriding royalties are calculated as a percentage of the gross proceeds of iron ore products produced at Mesabi Trust lands (and to a limited extent other lands) and shipped from Silver Bay, Minnesota.  The percentage ranges from 2-1/2% of the gross proceeds for the first one million tons of iron ore products so shipped annually to 6% of the gross proceeds for all iron ore products in excess of 4 million tons so shipped annually.  Base overriding royalties are subject to price adjustments under the Cliffs Pellet Agreements and, as described elsewhere in this report, such adjustments may be positive or negative.

•                                          Royalty bonuses.  Mesabi Trust earns royalty bonuses when iron ore products shipped from Silver Bay are sold at prices above a threshold price.  The royalty bonus is based on a percentage of the gross proceeds of product shipped from Silver Bay and sold at prices above a threshold price.  The threshold price is adjusted (but not below $30.00 per ton) on an annual basis for inflation and deflation (the “Adjusted Threshold Price”).  The Adjusted Threshold Price was $45.98 per ton for calendar year 2007 and is $47.43 for calendar year 2008.  The royalty bonus percentage ranges from 1/2 of 1% of the gross proceeds (on all tonnage shipped for sale at prices between the Adjusted Threshold Price and $2.00 above the Adjusted Threshold Price) to 3% of the gross proceeds (on all tonnage shipped for sale at prices $10.00 or more above the Adjusted Threshold Price).  Royalty bonuses are subject to price adjustments under the Cliffs Pellet Agreements and, as described elsewhere in this report, such adjustments may be positive or negative.

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

Results of Operations

Comparison of Iron Ore Pellet Production and Shipments for the Three and Nine Months Ended October 31, 2008 and October 31, 2007

As shown in the table below, production of iron ore pellets at Northshore from Mesabi Trust lands during the fiscal quarter ended October 31, 2008 totaled approximately 1.0 million tons and actual shipments over the same period totaled approximately 1.5 million tons.  By comparison, actual pellet production during the same period in 2007 totaled approximately 1.33 million tons, and actual shipments approximated 1.36 million tons.

Three Months Ended	Pellets Produced from Trust Lands (Tons)	Shipments of Pellets from Trust Lands (Tons)
October 31, 2008	995,398	1,503,256
October 31, 2007	1,330,789	1,357,247

The 25.2% decrease in production, as compared to the prior comparable period, is partially attributable to a reduction in production due to scheduled maintenance and repairs at Northshore.  The 10.7% increase in shipments from Trust lands is attributable to the fact that Northshore shipped more iron ore products from lands owned by Mesabi Trust during the three months ended October 31, 2008 as compared to the three months ended October 31, 2007.  See the discussion below under the heading “Recent Developments, Idling of Pellet Furnaces” and in Part II, Item 1A “Risk Factors,” for more information about Cliffs’ announcement of the idling of two pellet furnaces at Northshore and the potential impact on the Trust.

For the nine months ended October 31, 2008, production of iron ore pellets at Northshore from Mesabi Trust lands totaled approximately 3.69 million tons, and actual shipments over the same period totaled approximately 5.09 million tons.  By comparison, actual pellet production during the same period in 2007 totaled approximately 3.54 million tons, and actual shipments approximated 2.95 million tons.

Nine Months Ended	Pellets Produced from Trust Lands (Tons)	Shipments of Pellets from Trust Lands (Tons)
October 31, 2008	3,685,182	5,092,258
October 31, 2007	3,539,856	2,946,545

Production for the nine months ended October 31, 2008 exceeded production during the same period ended October 31, 2007 by approximately 4.1%.  Shipments for the nine months ended October 31, 2008 increased 72.8% compared to the nine months ended October 31, 2007.

Comparison of Royalty Income for the Three and Nine Months Ended October 31, 2008 and October 31, 2007

Total royalty income for the three months ended October 31, 2008 was $11,778,367. This represents an increase of approximately 76.1% as compared to the comparable prior period.  Base overriding royalties increased 90.2% to $7,722,825 and bonus royalties increased 58.2% to $ 3,940,960.

The increase in base overriding royalties is the result of a significant increase in the average sales price per ton of iron ore pellets, and a substantial increase in the volume of shipments of iron ore pellets from Trust lands through October 31, 2008.  The substantial increase in the volume of shipments resulted in the shipment of additional tons at higher royalty rates, as compared to the three months ended October 31, 2007, thereby contributing to the higher base royalty payment.  Similarly, the increase in bonus royalties is primarily due to higher contract prices for shipped iron ore products resulting in an increased bonus royalty amount, which is calculated by multiplying the applicable royalty rate by the difference between the sales price per ton and the adjusted threshold price for 2008 of $47.43 per ton.  Fee royalties paid to the Mesabi Land Trust decreased slightly for the three months ended October 31, 2008, as compared to October 31, 2007.  The following table summarizes the components of the total royalty income received by Mesabi Trust during the three months ended October 31, 2008 and October 31, 2007.

	Three Months Ended October 31,
	2008	2007
Base overriding royalties	$7,722,825	$4,059,893
Bonus royalties	3,940,960	2,491,383
Minimum advance royalty paid (recouped)	—	—
Fee royalties	114,582	138,849
Total royalty income	$11,778,367	$6,690,125

Total royalty income for the nine months ended October 31, 2008 increased 151% from the prior comparable period to $32,392,640.  Base overriding royalties increased 178% to $19,635,564 and bonus royalties also increased 126% to $12,350,997 for the nine months ended October 31, 2008.  The increase in base overriding royalties received by the Trust is the result of higher contract prices for shipped iron ore products and significantly higher volume of total shipments of iron ore from Trust lands through October 31, 2008, each as compared to the prior comparable period.  The increase in bonus royalties received by the Trust is also due to higher contract prices for shipped iron ore resulting in a substantial increase in the bonus royalty amount, which is calculated by multiplying the applicable royalty rate by the difference between the sales price per ton and the adjusted threshold price for 2008 of $47.43 per ton.  Fee royalties paid to the Mesabi Land Trust increased approximately 13.6% to $406,079 for the nine months ended October 31, 2008.  The following table summarizes the components of Mesabi Trust’s total royalty income for the nine months ended October 31, 2008 and October 31, 2007.

	Nine Months Ended October 31,
	2008	2007
Base overriding royalties	$19,635,564	$7,063,974
Bonus royalties	12,350,997	5,474,730
Minimum advance royalty paid (recouped)	—	—
Fee royalties	406,079	357,598
Total royalty income	$32,392,640	$12,896,302

Based on information that has been made publicly available by Cliffs and certain of Cliffs’ customers that are party to the Cliffs Pellet Agreements, the Trustees understand that worldwide demand for both steel and iron ore products has decreased significantly during the fourth quarter of 2008.  While the Trustees are unable to predict the impact this decrease in demand will have on prices of iron ore products, for the reasons discussed below under the heading “Recent Developments, Idling of Pellet Furnaces” and in Part II, Item 1A “Risk Factors,” the Trustees believe that Mesabi Trust is likely to encounter a significant decrease in total royalty income for the three months ending January 31, 2009 which could extend into calendar year 2009.

Comparison of Trust Income and Expenses for the Three and Nine Months Ended October 31, 2008 and October 31, 2007

Net income for the fiscal quarter ended October 31, 2008 was $11,657,311, an increase of approximately 76.8% as compared to the quarter ended October 31, 2007.  The significant increase in net income is the result of increased base overriding royalties and bonus royalties.  Interest income received by Mesabi Trust increased 37.3% as compared to the prior comparable period primarily due to an increase in the total investments held by Mesabi Trust.  Expenses increased 26.3% from the prior comparable period to $138,805, primarily due to slightly higher legal and accounting fees incurred in the administration of the Trust.  The following is a summary of Mesabi Trust’s income and expenses for the three months ended October 31, 2008 and October 31, 2007.

	Three Months Ended October 31,
	2008	2007
Total royalty income	$11,778,367	$6,690,125
Interest income	17,749	12,930
Gross income	11,796,116	6,703,055

Expenses	138,805	109,924
Net income	$11,657,311	$6,593,131

Net income for the nine months ended October 31, 2008 was $31,867,280, an increase of approximately 156% as compared to the nine months ended October 31, 2007.  This increase is primarily attributable to significantly higher base overriding royalties and bonus royalties, as compared to the nine months ended October 31, 2007.  Interest income received by Mesabi Trust increased 35.9% from the prior comparable period due to an increase in the total investments held by Mesabi Trust.  Expenses increased 23.2% from the prior comparable period to $562,446.  The following table summarizes Mesabi Trust’s income and expenses for the nine months ended October 31, 2008 and October 31, 2007.

	Nine Months Ended October 31,
	2008	2007
Total royalty income	$32,392,640	$12,896,302
Interest income	37,086	27,293
Gross income	32,429,726	12,923,595

Expenses	562,446	456,707
Net income	$31,867,280	$12,466,888

Unallocated Reserve

The Unallocated Reserve as of October 31, 2008 was $2,432,878, a decrease of 8.2% as compared to the $2,651,353 of Unallocated Reserve as of October 31, 2007.  The decrease in the Unallocated Reserve is due to a decrease in the accrued income receivable of the Trust at the end of the fiscal quarter ended October 31, 2008.  As of October 31, 2008, $1,551,874, or 64% of the Unallocated Reserve was accrued income receivable, representing royalties not yet received by the Trust but anticipated to be received from Northshore in January 2009 for shipments during the fourth calendar quarter.  By comparison, at October 31, 2007, $1,958,783, or approximately 74% of the Unallocated Reserve was accrued revenue. The 20.8% decrease in accrued income receivable is based upon reported lessee shipping activity for the month of October 2008.  Accrued income receivable is reflected on the balance sheet at October 31, 2008.  The Trustees anticipate that substantially all of the $1,551,874 in accrued income receivable will be distributed to Unitholders in January 2009, after the Trustees provide for expenses and unexpected loss contingencies.

The Trustees have determined that a portion of the Unallocated Reserve, usually within the range of $500,000 to $1,000,000 or such other amount as the Trustees may deem prudent, should be maintained for unexpected loss contingencies.  As of October 31, 2008, $881,004, or 36% of the Unallocated Reserve, was represented by unallocated cash and U.S. Government securities, whereas, at October 31, 2007, $692,570, or 26% of the Unallocated Reserve was unallocated cash and U.S. Government securities.

The Trust’s Unallocated Reserve as of October 31, 2008 increased 47% or $772,857 as compared to the Unallocated Reserve at January 31, 2008.  This increase in the Unallocated Reserve is primarily due to an increase in the accrued income receivable based on shipments from Northshore during the month of October 2008.  At January 31, 2008, approximately 58% of the Unallocated Reserve or $959,925 was represented by accrued income receivable while 42% or $700,096 was represented by unallocated cash and U.S. Government securities.

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

Recent Developments

Production and Shipments.  In its Form 10-Q filed October 31, 2008, Cliffs reported that production at Northshore for the three months ended September 30, 2008 was 1.6 million tons and total production for the nine months ended September 30, 2008 was approximately 4.4 million tons.    Comparatively, production of iron ore pellets at Northshore for the three and nine months ended September 30, 2007 was 1.3 million tons and 3.9 million tons, respectively.  In its Form 10-Q filed October 31, 2008, Cliffs reported that it is estimating total production of 5.5 million tons of iron ore pellets at Northshore during calendar year 2008, reflecting a downward adjustment from the 5.7 million tons it previously estimated.  Northshore has not provided the Trustees with an estimate of total expected shipments of iron ore pellets for calendar year 2008.

Even though Northshore has not provided the Trustees with an estimate of total expected shipments of iron ore pellets for the remainder of calendar year 2008, the 20.8% decrease in accrued income receivable, from $1,958,783 as of October 31, 2007 to $1,551,874 as of October 31, 2008, represents a significant decline in shipments from Trust lands during the month of October 2008.  Based on the current global economic environment and for the reasons discussed below under the heading “Recent Developments, Idling of Pellet Furnaces” and in Part II, Item 1A “Risk Factors,” the Trustees believe that Mesabi Trust is likely to encounter a potentially significant decrease in total royalty income for the three months ending January 31, 2009 as compared to the three months ended January 31, 2008.

During calendar years 2007, 2006, 2005, 2004 and 2003, the percentage of shipments of iron ore products from Mesabi Trust lands was approximately 88.2%, 90.9%, 90.1%, 92.0% and 95.5%, respectively, of total shipments.  Northshore has not advised the Trustees as to the percentage of iron ore products from Mesabi Trust lands it anticipates shipping in calendar year 2008.  See the description of the uncertainty of market conditions in the iron ore and steel industry under “Important Factors Affecting Mesabi Trust” below and the information under the heading “Risk Factors” in Part I – Item 1A of the Trust’s Annual Report on Form 10-K for the year-ended January 31, 2008, as updated by Part II, Item 1A of this Quarterly Report on Form 10-Q.

Idling of Pellet Furnaces.  In its Form 8-K filed October 28, 2008, Cliffs announced that it was initiating production curtailments at two of its six North American iron ore mines both of which are located in Minnesota.  Cliffs reported that it would “temporarily idle two small pellet furnaces at Northshore Mining and one small pellet furnace at United Taconite.  On a combined basis, the three furnaces have monthly pellet production capacity of approximately 300,000 tons.”  Cliffs’ also reported that it was initiating the curtailments to bring production levels in line with demand, that the idling of the furnaces was to take effect immediately and is expected to result in workforce adjustments at both locations.

Cliff’s announcement that it is reducing production at Northshore to bring production capacity in line with demand is likely to result in reduced shipments from Trust lands for the remainder of calendar year 2008 and possibly continuing into 2009.  While the Trustees cannot predict the full impact of Cliffs’ announcement on the Trust’s total royalty income, the Trustees believe that production and shipments of iron ore products mined from Trust lands may decrease sharply and that such decrease could continue into calendar year 2009.

Northshore Administrative Permit Amendment.   As reported in the Trust’s Form 10-K filed April 11, 2008, according to Cliffs’ Form 10-K filed February 29, 2008, on December 16, 2006, Cliffs submitted an administrative permit amendment application to the Minnesota Pollution Control Agency (“MPCA”) with respect to Northshore’s Title V operating permit.  Cliffs reported that Northshore requested an amendment to its permit to delete a 30 year old “control city” monitoring requirement but the MPCA denied Northshore’s application on February 23, 2007.   In its Form 10-K, Cliffs further reported that it had appealed the denial of its application to the Minnesota Court of Appeals and that subsequent to the filing of the appeal, the MPCA advised Northshore that the MPCA considered Northshore to be in violation of the control city standard. Cliffs also reported that it was in discussions with the MPCA with respect to the terms of a compliance schedule in which it would agree to take certain actions in settlement of the alleged violation.  According to Cliffs’ Form 10-K, the Minnesota Center for Environmental Advocacy had since filed a motion with the Court of Appeals to intervene in Northshore’s appeal of the denial of an administrative amendment to Northshore’s Title V operating permit.

On May 20, 2008, the Minnesota Court of Appeals issued a ruling on Northshore’s appeal and held that the MPCA did not err in concluding that Northshore proceeded under the wrong permit modification procedures when it applied to amend its permit to eliminate the “control city” standard from its Title V operating permit.  The Minnesota Court of Appeals ruled that Northshore’s administrative amendment application should have been dealt with through the major permit amendment process rather than through the administrative permit amendment process, which is used to address insignificant amendments.  In its Form 10-Q filed October 31, 2008, Cliffs reported that on August 28, 2008 it filed a major permit amendment to remove the control city requirement from its permit and that this permit amendment is currently pending.

Additionally, in its Form 10-Q filed October 31, 2008, Cliffs reported that as part of Northshore’s permitting of the restart of Furnace 5, Northshore was required to certify compliance with air emission standards within 180 days of operation.  In its Form 10-Q, Cliffs reported that during the scheduled compliance testing for Furnace 5, Northshore experienced abnormal operating difficulties and was thereby unable to certify compliance. As reported above, Furnace 5 has been idled due to changes in market demand. Cliffs further reported that Northshore will take appropriate steps to establish compliance with the MPCA, will perform retesting as soon as Furnace 5 returns to normal operating conditions and anticipates meeting the required limits.

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

Neither Mesabi Trust nor the Trustees have any control over the operations and activities of Northshore, except within the framework of the Amended Assignment Agreements.  Cliffs alone controls (i) historical operating data, including iron ore production volumes, marketing of iron ore products, operating and capital expenditures as they relate to Northshore, environmental and other liabilities and the effects of regulatory changes; (ii) plans for Northshore’s future operating and capital expenditures; (iii) geological data relating to ore reserves (iv) projected production of iron ore products; (v) contracts between Cliffs and Northshore with their customers; and (vi) the decision to mine off Mesabi Trust and/or state lands, based on Cliffs’ current mining and engineering plan.  The Trustees do not exert any influence over mining operational decisions at Northshore, nor do the Trustees provide any input regarding the ore reserve estimate at Northshore as reported by Cliffs.  While the Trustees request material information for use in periodic reports as part of their evaluation of Mesabi Trust’s disclosure controls and procedures, the Trustees do not control this information and they rely on the information in Cliffs’ periodic and current filings with the SEC to provide accurate and timely information in Mesabi Trust’s reports filed with the SEC.

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

For a discussion of additional factors, including but not limited to those that could adversely affect Mesabi Trust’s actual results and performance, see “Risk Factors” in Part I – Item 1A of Mesabi Trust’s Annual Report on Form 10-K for the year-ended January 31, 2008, as updated by Part II, Item 1A of this Quarterly Report on Form 10-Q.

Iron Ore Pricing and Contract Adjustments

During the course of its fiscal year some portion of the royalties paid to Mesabi Trust are based on estimated prices for iron ore products sold under term contracts between Cliffs and its subsidiaries and certain of their customers (the “Cliffs Pellet Agreements”). Mesabi Trust is not a party to any of the Cliffs Pellet Agreements.  These prices are subject to interim and final pricing adjustments, which can be positive or negative, and which adjustments are dependent in part on a variety of price and inflation index factors, including but not limited to the international benchmark pellet price, hot band steel prices and various Producer Price Indexes. Although Northshore makes interim adjustments to the royalty payments on a quarterly basis, these price adjustments cannot be finalized until after the end of a contract year. This may result in significant and frequent variations in royalties received by Mesabi Trust (and in turn the resulting amount of funds available for distribution to Unitholders by the Trust) from quarter to quarter and on a comparative historical basis, and these variations, which can be positive or negative, cannot be predicted by Mesabi Trust.

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

As part of their evaluation of Mesabi Trust’s disclosure controls and procedures, the Trustees rely on quarterly shipment and royalty calculations provided by Northshore.  Because Northshore has declined to support this information with a written certification attesting to whether Northshore has established disclosure controls and procedures and internal controls sufficient to enable it to verify that the information furnished to the Trustees is accurate and complete, the Trustees also rely on (a) an annual certification from Northshore and Northshore’s parent, Cliffs, certifying as to the accuracy of the royalty calculations, and (b) the related due diligence review performed by the Trust’s external accountants.  In addition, Mesabi Trust’s consultants review the schedule of leasehold royalties payable and shipping and sales reports provided by Northshore against production and shipment reports prepared by the Eveleth Fee Office, Inc., an independent consultant to Mesabi Trust (“Eveleth Fee Office”). The Eveleth Fee Office gathers production and shipping information from Northshore and prepares monthly production and shipment reports for the Trustees. Furthermore, as part of its engagement by Mesabi Trust, the Eveleth Fee Office also attends Northshore’s calibration and testing of its crude ore scales and boat loader scales which are conducted on a periodic basis.

As of the end of the period covered by this report, the Trustees carried out an evaluation of Mesabi Trust’s disclosure controls and procedures.  The Trustees have concluded that such disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting.  To the knowledge of the Trustees, there has been no change in Mesabi Trust’s internal control over financial reporting that occurred during Mesabi Trust’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, Mesabi Trust’s internal control over financial reporting.  The Trustees note for purposes of clarification that they have no authority over, and make no statement concerning, the internal control over financial reporting of Northshore or Cliffs.

PART II - OTHER INFORMATION

Item 1.                 Legal Proceedings.

None.

Item 1A.        Risk Factors

The information presented below amends, updates and should be read in conjunction with the risk factors and information disclosed here and in the Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 2008. The risk factors disclosed here and in the Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 2008, in addition to the other information set forth in this quarterly report, could have a material adverse effect on the royalties received by Mesabi Trust. You should carefully consider such risks in addition to other information contained in this report before engaging in any transaction involving units of beneficial interest of Mesabi Trust. Additional risks and uncertainties not currently known to the Trust or that have been deemed to be immaterial as of the filing of this Quarterly Report could also materially adversely affect the Trust’s results of operations.

The Trust’s risk factors are hereby updated as follows:

The global economic climate and the current disruption in the financial and credit markets have created uncertainty and could adversely affect the royalties payable to the Trust.

The volatile global economic climate and the current global financial and credit crisis could have a material adverse effect on the royalties payable to the Trust.  Cliffs has announced production curtailments and workforce reductions at Northshore and the potential for further workforce reductions at other mines comprising Cliffs’ North American Iron Ore operations.  According to Cliffs, some of its customers have announced curtailments of production, which could adversely affect the demand for iron ore and therefore shipments from lands owned by the Trust.  Continuation or worsening of the current economic conditions, a prolonged global, national or regional economic recession or other events could produce major changes in demand patterns and may have a material adverse effect on Cliffs’ sales of iron ore products.  Moreover, such conditions could impact the international benchmark pellet price, hot band steel prices and various Producer Price Indexes all of which impact the royalties payable to the Trust.  The Trustees are not able to predict the impact the volatile global economic climate and the current global financial and credit crisis will have on future royalties payable to the Trust.

Risk factors affecting Cliffs and the operations of Northshore could have a material adverse effect on the income of the Trust.

Because substantially all of the Trust’s revenue is derived from iron ore products shipped by Northshore from Silver Bay, Northshore’s iron ore pellet processing and shipping activities directly impact the Trust’s revenues in each quarter and for each year.  A number of factors affect Cliffs’ operations, including Northshore’s production and shipment volume.  These factors which are described in Cliffs’ Form 10-K filed February 29, 2008, as updated by Cliffs’ Form 10-Q filed October 31, 2008 include, among others, the global economic climate and financial market conditions, economic conditions in the iron ore industry, extensive governmental regulation relating to environmental matters and the costs and risks related thereto, availability of substitute materials, pricing by domestic and international competitors, long-term customer contracts or arrangements by Northshore or its competitors, price adjustment provisions in Cliffs’ North American term supply agreements (which take into account various price indexes), availability of ore boats, production at Northshore’s mining operations, natural disasters, shipping conditions in the Great Lakes and production at Northshore’s pelletizing/processing facility.  Specifically, if any portion of Northshore’s pelletizing lines becomes idle for any reason, production, shipments and, consequently, the royalties paid to the Trust could be adversely affected.

Item 2.                 Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.                 Defaults Upon Senior Securities.

None.

Item 4.                 Submission of Matters to a Vote of Security Holders.

None.

Item 5.                 Other Information.

None.

Item 6.                 Exhibits.

31	Certification of Corporate Trustee of Mesabi Trust pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Corporate Trustee of Mesabi Trust pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Report of Wipfli LLP, dated December 3, 2008 regarding its review of the unaudited interim financial statements of Mesabi Trust for its quarter ended October 31, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MESABI TRUST
(Registrant)

	By:	DEUTSCHE BANK TRUST COMPANY AMERICAS
Corporate Trustee
Principal Administrative Officer and duly authorized signatory:*

	By:	DEUTSCHE BANK NATIONAL TRUST COMPANY

Date: December 5, 2008	By:	/s/ Kenneth Ring
Name: Kenneth R. Ring
Title: Vice President
Deutsche Bank National Trust Company
For Deutsche Bank Trust Company Americas

* There are no principal executive officers or principal financial officers of the registrant.