Form 10-K
period 2009-01-31
MESABI TRUST
filed 2009-04-16
CIK 65172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2009

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

As of July 31, 2008, the aggregate market value of the Units of Beneficial Interest in the registrant held by non-affiliates of the registrant was $370,246,682.20* based on the closing sale price as reported on the New York Stock Exchange.

*Includes approximately $708,322 representing the market value, as of July 31, 2008, of 25,100 Units of Beneficial Interest the beneficial ownership of which is disclaimed by affiliates (see Item 12 herein).

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Annual Report of the Trustees for the Fiscal Year Ended January 31, 2009 (Annual Report)	Parts I, II, and IV

PART I

ITEM 1.                                                BUSINESS.

(a)                                  General Development of Business.

The information under the headings “Trustees’ Discussion and Analysis of Financial Condition and Results of Operations,” “The Trust Estate,” “Leasehold Royalties,” and “Land Trust and Fee Royalties” beginning on pages 11, 20, 25 and 28, respectively, of the Annual Report of the Trustees of Mesabi Trust for the fiscal year ended January 31, 2009 (the “Annual Report”) is incorporated herein by reference.

(b)                                  Financial Information About Segments.

Substantially all of the revenue, operating profits and assets of Mesabi Trust (“Mesabi Trust” or the “Trust”) relate to one business segment—iron ore mining.  The information under the heading “Selected Financial Data” set forth on page 11 of the Annual Report is incorporated herein by reference.

(c)                                  Narrative Description of Business.

The information under the headings “Trustees’ Discussion and Analysis of Financial Condition and Results of Operations,” “The Trust Estate,” and “Leasehold Royalties” beginning on pages 11, 20 and 25, respectively, of the Annual Report is incorporated herein by reference.

(d)                                  Financial Information About Geographical Areas.

All of the Trust’s revenues and assets are derived from the Trust Estate.  The information under the heading “Selected Financial Data” set forth on page 11 of the Annual Report is incorporated herein by reference.

(e)                                  Availability of Reports on Registrant’s Website.

The information on the cover page of the Annual Report, set forth on page 1 thereof, is incorporated herein by reference.

ITEM 1A.                                       RISK FACTORS.

The information under the heading “Risk Factors” set forth on pages 3 through 8 of the Annual Report is incorporated herein by reference.

ITEM 1B.                                       UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.                                                PROPERTIES.

The information under the heading “The Trust Estate” beginning on page 20 of the Annual Report is incorporated herein by reference.

ITEM 3.                                                LEGAL PROCEEDINGS.

None.

ITEM 4.                                                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.                                                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The information under the headings “Unallocated Reserve” and “Certificates of Beneficial Interest” set forth on pages 29 and 30, respectively, of the Annual Report is incorporated herein by reference.

ITEM 6.                                                SELECTED FINANCIAL DATA.

The information under the heading “Selected Financial Data” set forth on page 11 of the Annual Report is incorporated herein by reference.

ITEM 7.                                                TRUSTEES’ DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information under the headings “Trustees’ Discussion and Analysis of Financial Condition and Results of Operations,” “Leasehold Royalties,” “Trust Expenses,” and “Unallocated Reserve” beginning on pages 11, 25, 28 and 29, respectively, of the Annual Report is incorporated herein by reference.

ITEM 7A.                                       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.                                                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements, including the independent auditors’ reports thereon, filed as a part of this report, are presented on pages F-3 through F-17 and are incorporated herein by reference.

ITEM 9.                                                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.                                       CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.  The Trustees maintain disclosure controls and procedures designed to ensure that information required to be disclosed by Mesabi Trust in the reports that it furnishes or files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and regulations of the Securities and Exchange Commission.  Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by Mesabi Trust is accumulated and communicated by Cliffs Natural Resources Inc. or its wholly-owned subsidiary, Northshore Mining Company (“Northshore”) and consultants to the Trustees as appropriate, to allow timely decisions regarding required disclosure.

As part of their evaluation of Mesabi Trust’s disclosure controls and procedures, the Trustees rely on quarterly shipment and royalty calculations provided by Northshore.  Because Northshore has declined to support this information with a written certification attesting to whether Northshore has established disclosure controls and procedures and internal controls sufficient to enable it to verify that the information furnished to the Trustees is accurate and complete, the Trustees also rely on (a) an annual certification from Northshore and Northshore’s parent, Cliffs Natural Resources Inc., certifying as to the accuracy of the royalty calculations, and (b) the related due diligence review performed by the Trust’s accountants.  In addition, Mesabi Trust’s consultants review the schedule of leasehold royalties payable and shipping and sales reports provided by Northshore against production and shipment reports prepared by Eveleth Fee Office, Inc., an independent consultant to Mesabi Trust (“Eveleth Fee Office”). Eveleth Fee Office gathers production and shipping information from Northshore and prepares monthly production and shipment reports for the Trustees. Furthermore, as part of its engagement by Mesabi Trust, Eveleth Fee Office also attends Northshore’s calibration and testing of its crude ore scales and boat loader scales which are conducted on a periodic basis.

As of the end of the period covered by this report, the Trustees carried out an evaluation of Mesabi Trust’s disclosure controls and procedures.  The Trustees have concluded that such disclosure controls and procedures are effective.

Trustees’ Report on Internal Control over Financial Reporting.  The Trustees’ Report on Internal Control over Financial Reporting is set forth on page F-2 of the Annual Report.  The attestation reports of the Trust’s current and former independent registered public accounting firms on their assessment of the Trust’s internal control over financial reporting are set forth on pages F-3 and F-4 of the Annual Report.

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

The present Trustees of Mesabi Trust and their respective ages, terms in office as Trustees, and business experience during the past five years are set forth in the following table:

Name	Age	Trustee Since	Business Experience During Past Five Years

Deutsche Bank Trust Company Americas	N/A	1961	New York banking corporation.

James A. Ehrenberg	66	2006	Until April 2005, Senior Vice President, Corporate Trust Services, U.S. Bank, N.A.

David J. Hoffman	73	1977	Retired mining geologist.

Richard G. Lareau	80	1990	Senior partner in the law firm of Oppenheimer Wolff & Donnelly LLP.

Norman F. Sprague III	61	1981	Private investor; Orthopedic surgeon.

There are no family relationships among any of the above persons.

The Trust’s activities are limited to collecting income, paying expenses and liabilities, distributing net income to the holders of Trust Certificates (the “Unitholders”) after the payment of, or provision for, such expenses and liabilities, and protecting and conserving the assets held.  Although the Trust is not required to designate an audit committee because of an exemption from Rule 10A-3 of the Securities Exchange Act of 1934, as amended, and the rules promulgated thereunder, the Trustees believe that they collectively perform the functions of an audit committee.  Accordingly, the Trustees have not designated an “audit committee financial expert.”  The Trustees have adopted a Code of Ethics that applies to the Trustees.  A copy of the Code of Ethics is incorporated by reference in Exhibit 14 of this Form 10-K.

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

Pursuant to the Amendment, each Individual Trustee receives at least $20,000 in annual compensation for services as Trustee.  Each year, annual Trustee compensation is adjusted up or down (but not below $20,000) in accordance with changes from the November 1981 level of 295.5 (the “1981 Escalation Level”) in the All Commodities Producer Price Index (with 1967 = 100 as a base).  The All Commodities Producer Price Index is published by the U.S. Department of Labor, Bureau of Labor Statistics.  The adjustment is made at the end of each fiscal year and is calculated on the basis of the proportion between (a) the level of such index for the November preceding the end of such fiscal year, and (b) the 1981 Escalation Level.  Any action to modify or otherwise vary the compensation of the Individual Trustees as provided by the Amendment must be approved by the affirmative vote of 66 2/3% of the outstanding units of beneficial interest.  Each of the Individual Trustees received $35,995 in cash compensation for services to the Trust during the fiscal year ended January 31, 2009.

Under the Amendment, the Corporate Trustee receives annual compensation in an amount equal to the greater of (i) $20,000, or such other amount determined in accordance with the adjustments described in the preceding paragraph, or (ii) one quarter of one percent (1/4 of 1%) of the trust moneys, exclusive of proceeds of sale of any part of the Trust Estate (as such terms are defined in the Agreement of Trust), received by the Trustees and distributed to Unitholders.  The Corporate Trustee earned $94,628 in cash compensation pursuant to this provision for the fiscal year ended January 31, 2009.

Additionally, each year the Corporate Trustee receives $62,500 to cover clerical and administrative services to Mesabi Trust, other than services customarily performed by a registrar or transfer agent for which the Corporate Trustee is paid additional service fees.  The Corporate Trustee also received compensation of $10,273 for its services as registrar and transfer agent for the year ended January 31, 2009.  Under the Amendment, the Individual Trustees may, in extraordinary circumstances, pay additional compensation to the Corporate Trustee.  The decision to pay such compensation must be unanimously approved by the Individual Trustees.  The Corporate Trustee did not receive any compensation for extraordinary services with respect to the year ended January 31, 2009.

Trustees’ Compensation Report

The Trustees have not designated a compensation committee.  The Trustees, as a group, have reviewed and discussed the Compensation Discussion and Analysis (“CD&A”) and based on such review and discussion have recommended that the CD&A be included in this Annual Report on Form 10-K.

MESABI TRUST

Deutsche Bank Trust Company Americas
James A. Ehrenberg
David J. Hoffman
Richard G. Lareau
Norman F. Sprague III

Trustee Compensation

Summary Compensation Table

The table below summarizes the total compensation paid to each of the Individual Trustees and the Corporate Trustee in the fiscal year ended January 31, 2009.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Change in Pension Value and Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)

Deutsche Bank Trust Company Americas, Corporate Trustee	$157,128	N/A	N/A	N/A	$10,273	(1)	$167,401

James A. Ehrenberg	$35,995	N/A	N/A	N/A	N/A		$35,995

David J. Hoffman	$35,995	N/A	N/A	N/A	N/A		$35,995

Richard G. Lareau	$35,995	N/A	N/A	N/A	N/A		$35,995

Norman F. Sprague III	$35,995	N/A	N/A	N/A	N/A		$35,995

(1) Represents fees and disbursements paid to Deutsche Bank Trust Company Americas for its services as registrar and transfer agent of the Units.

ITEM 12.                                          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND TRUSTEES.

The following table sets forth information concerning each person known to Mesabi Trust to own beneficially more than 5% of the Trust’s Units outstanding as of April 3, 2009.  Such information has been obtained from Mesabi Trust’s records and a review of statements of beneficial ownership filed with Mesabi Trust pursuant to Rule 13d-102 under the Securities Exchange Act of 1934, as amended, through April 3, 2009.

Name and Address of Beneficial Owner(s)	Amount of Beneficial Ownership of Units		Percent of Class

Donald W. Hodges, First Dallas Holdings, Inc., a Texas corporation, First Dallas Securities, Inc., a Texas corporation, Hodges Capital Management, Inc., a Texas corporation, Hodges Fund, a Massachusetts business trust, and Hodges Small Cap Fund, a Massachusetts business trust, 2905 Maple Ave, Dallas, Texas 75201	725,150	(1)	5.5%

Jeffrey L. Gendell, Tontine Capital Partners, L.P., a Delaware limited partnership, Tontine Capital Management, L.L.C., a Delaware limited liability company, and Tontine Overseas Associates, L.L.C., a Delaware limited liability company, 55 Railroad Avenue, 3rd Floor Greenwich, Connecticut 06830	911,600	(2)	6.9%

(1)                                According to a Schedule 13G dated February 13, 2009, First Dallas Holdings, Inc., which is a holding company and parent company of First Dallas Securities, Inc., Hodges Capital Management, Inc., Hodges Fund, and Hodges Small Cap Fund, has shared voting power with respect to 386,000 Units and shared dispositive power with respect to 725,150 Units.  Dallas Holdings, Inc., First Dallas Securities, Inc., Hodges Capital Management, Inc., Hodges Fund, and Hodges Small Cap Fund are all identified as part of a group.  First Dallas Securities, Inc., a broker dealer and investment adviser, has shared dispositive power with respect to 119,119 Units.  Hodges Capital Management, Inc., an investment adviser, has shared voting power with respect to 375,000 Units and shared dispositive power with respect to 595,031 Units.  Hodges Fund, an investment company, has shared voting power with respect to 375,000 Units and shared dispositive power with respect to 375,000 Units.  Donald W. Hodges is a reporting person with respect to First Dallas Holdings, Inc.

(2)                                According to a Schedule 13G/A dated February 13, 2007, filed by such persons, which indicates that such persons each have shared voting power and shared dispositive power with respect to such Units.  Tontine Capital Management, L.L.C. is the general partner of Tontine Capital Partners, L.P., the direct owner of the 861,600 Units reported.  Tontine Overseas Associates, L.L.C., a limited liability company organized under the laws of the state of Delaware, serves as investment manager to Tontine Capital Overseas Master Fund, L.P., a Cayman Islands partnership with respect to the 50,000 Units held directly by Tontine Overseas Associates, L.L.C.   Mr. Gendell is a reporting person with respect to the Units directly owned by Tontine Capital Partners, L.P. and Tontine Capital Overseas Master Fund, L.P.

The table below sets forth information as to the Units of Beneficial Interest in Mesabi Trust beneficially owned as of April 3, 2009 by the Trustees individually and as a group.  Except as otherwise indicated and subject to applicable community property laws, each owner has sole voting and investment powers with respect to the securities listed.

Name	Amount of Beneficial Ownership of Units		Percent of Class

Deutsche Bank Trust Company Americas	0		0

James A. Ehrenberg	3,000		**

David J. Hoffman	38,100	(1)	**

Richard G. Lareau	24,000	(2)	**

Norman F. Sprague III	12,700		**

All trustees as a group	77,800		**

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

ITEM 13.                                          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Mr. Richard G. Lareau, who became a Trustee on March 7, 1990, is a senior partner in the law firm of Oppenheimer Wolff & Donnelly LLP, of Minneapolis, Minnesota.  That firm has been retained by Mesabi Trust since 1961 to act with respect to matters of Minnesota law, and was retained in 1991 by the Trustees other than Mr. Lareau to act as general legal counsel.  Mesabi Trust paid Oppenheimer Wolff & Donnelly LLP (“Oppenheimer”) fees totaling $219,329 for legal services provided to the Trust during the fiscal year ended January 31, 2009 compared with fees totaling $160,780 for legal services provided to the Trust during fiscal year ended January 31, 2008.  Please see the disclosure under the heading “Trust Expenses” beginning on page 28 of the Annual Report for additional information regarding the fees paid to Oppenheimer for the Trust’s legal expenses.

Related Person Transaction Policy

During the fiscal year ended January 31, 2009, the Trustees met on a quarterly basis and reviewed and approved or ratified all of the transactions that occurred during the prior fiscal quarter.  In connection with their review of the Trust’s transactions, the Trustees consider whether there have been any related person transactions.  In determining whether to approve a related person transaction, the Trustees consider the following factors, in addition to any other factors they deem necessary or appropriate:

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

Based on their review of the Trust’s transactions during the fiscal year ended January 31, 2009, the Trustees concluded that there were no related person transactions required to be disclosed in this Annual Report on Form 10-K.

Pass-Through Royalty Trust Exemptions

Because of its legal structure and character as a pass-through royalty trust, the Trust is exempt from Rule 10A-3 of the Securities Exchange Act and the Corporate Governance Standards set forth in Section 303A of the New York Stock Exchange’s Listed Company Manual.

ITEM 14.                                          PRINCIPAL ACCOUNTANT FEES AND SERVICES.

On October 17, 2008, the Trust announced that Gordon, Hughes & Banks, LLP (“GH&B”), had resigned as the Trust’s independent registered public accounting firm as a result of GH&B entering into an agreement with Eide Bailly, LLP (“Eide Bailly”), pursuant to which Eide Bailly acquired the operations of GH&B.  Mesabi Trust engaged Wipfli LLP (“Wipfli”), on October 17, 2008, as its principal independent registered public accountant to audit Mesabi Trust’s financial statements.

(a)                        Audit Fees.

The aggregate fees paid for professional services rendered by GH&B for the audit of the Trust’s annual financial statements, the Trustees’ assessment of internal control over financial reporting for fiscal 2008 and review of the financial statements included in the Trust’s quarterly reports on Form 10-Q for fiscal 2009 were $41,866.

The aggregate fees paid for professional services rendered by Wipfli for the audit of the Trust’s annual financial statements, the audit of the Trustees’ assessment of internal control over financial reporting and review of the financial statements included in the Trust’s quarterly reports on Form 10-Q for fiscal 2009 were $4,877, which amount excludes fees incurred by the Trust for professional services rendered by Wipfli after January 31, 2009 and not yet billed to the Trust.

The aggregate fees paid for professional services rendered by GH&B for the audit of the Trust’s annual financial statements, the audit of the Trustees’ assessment of internal control over financial reporting and review of the financial statements included in the Trust’s quarterly reports on Form 10-Q for fiscal 2008 were approximately $44,000.

(b)                        Audit-Related Fees.

No fees were paid to Wipfli or GH&B for assurance and related services that were not reasonably related to the performance of the audit or review of the Trust’s financial statements for fiscal 2009 or fiscal 2008.

(c)                        Tax Fees.

No fees were paid to Wipfli or GH&B for tax compliance, tax advice and tax planning for Mesabi Trust for fiscal 2009 or fiscal 2008.

(d)                        All Other Fees.

No other fees were paid to Wipfli or GH&B for services provided to Mesabi Trust, other than those described in item (a), for fiscal 2009 or fiscal 2008.

Before the independent auditor is engaged to perform audit and review services for the Trust, the Trustees approve the engagements.

PART IV

ITEM 15.                                              EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	1. Financial Statements:

The following Financial Statements are incorporated in this Report by reference from the following pages of the Annual Report:

	Reports of Independent Registered Public Accounting Firms	Page F-3 and F-4

	Balance Sheets as of January 31, 2009 and 2008	Page F-5

	Statements of Income for the years ended January 31, 2009, 2008, and 2007	Page F-6

	Statements of Unallocated Reserve and Trust Corpus for the years ended January 31, 2009, 2008, and 2007	Page F-7

	Statements of Cash Flows for the years ended January 31, 2009, 2008, and 2007	Page F-8

	Notes to Financial Statements	Pages F-9 - F-17

(a) 3.      Exhibits:

Item No.	Item	Filing Method

3	Agreement of Trust dated as of July 18, 1961	Incorporated by reference from Exhibit 3 to Mesabi Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 1987.

3(a)	Amendment to the Agreement of Trust dated as of October 25, 1982	Incorporated by reference from Exhibit 3(a) to Mesabi Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 1988.

4	Instruments defining the rights of Trust Certificate Holders	Incorporated by reference from Exhibit 4 to Mesabi Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 1987.

10(a)	Peters Lease	Incorporated by reference from Exhibits 10(a) - 10(d) to Mesabi Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 1987.

10(b)	Amendment of Assignment of Peters Lease	Incorporated by reference from Exhibits 10(a) - 10(d) to Mesabi Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 1987.

10(c)	Cloquet Lease	Incorporated by reference from Exhibits 10(a) - 10(d) to Mesabi Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 1987.

10(d)	Assignment of Cloquet Lease	Incorporated by reference from Exhibits 10(a) - 10(d) to Mesabi Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 1987.

10(e)	Modification of Lease and Consent to Assignment dated as of October 22, 1982	Incorporated by reference from Exhibit 10(e) to Mesabi Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 1988.

10(f)	Amendment of Assignment, Assumption and Further Assignment of Peters Lease	Incorporated by reference from Exhibit A to Mesabi Trust’s Report on Form 8-K dated August 17, 1989.

Item No.	Item	Filing Method

10(g)	Amendment of Assignment, Assumption and Further Assignments of Cloquet Lease	Incorporated by reference from Exhibit B to Mesabi Trust’s Report on Form 8-K dated August 17, 1989.

10(h)	Summary Description of Trustees’ Compensation	Filed herewith.

13	Annual Report of the Trustees of Mesabi Trust for the fiscal year ended January 31, 2009	Filed herewith.

14	Trustees Code of Ethics	Incorporated by reference from Exhibit 13 to Mesabi Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004.

31	Certification of Corporate Trustee of Mesabi Trust pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32	Certification of Corporate Trustee of Mesabi Trust pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 16, 2009

MESABI TRUST

By:	DEUTSCHE BANK TRUST COMPANY AMERICAS
Corporate Trustee

Principal Administrative Officer and duly
authorized signatory:*

By:	Deutsche Bank National Trust Company

	By:	/s/ Kenneth R. Ring
Kenneth R. Ring
Vice President

* There are no principal executive officers or principal financial officers of the registrant.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ James A. Ehrenberg	April 16, 2009
James A. Ehrenberg
Individual Trustee

/s/ David J. Hoffman	April 16, 2009
David J. Hoffman
Individual Trustee

/s/ Richard G. Lareau	April 16, 2009
Richard G. Lareau
Individual Trustee

/s/ Kenneth R. Ring	April 16, 2009
Kenneth R. Ring
Vice President
Deutsche Bank Trust Company Americas

/s/ Norman F. Sprague III	April 16, 2009
Norman F. Sprague III
Individual Trustee