Form 10-Q
period 2009-04-30
MESABI TRUST
filed 2009-06-08
CIK 65172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes  ☐  No  ☐*

* The registrant has not yet been phased into the interactive data requirements.

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

As of June 4, 2009, there were 13,120,010 Units of Beneficial Interest in Mesabi Trust outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements. (Note 1)

Mesabi Trust

Condensed Statements of Income

Three Months Ended April 30, 2009 and 2008

		Three Months Ended
		April 30,
		2009	2008
		(unaudited)	(unaudited)
A.	Condensed Statements of Income

	Revenues
	Royalty income	$1,021,712	$3,847,710
	Interest income	3,169	14,097
		1,024,881	3,861,807

	Expenses	223,835	222,154

	Net income	$801,046	$3,639,653

	Number of units outstanding	13,120,010	13,120,010

	Net income per unit (Note 2)	$0.0611	$0.2774

	Distributions declared per unit (Note 3)	$0.3800	$0.1200

See Notes to Condensed Financial Statements.

Mesabi Trust

Condensed Balance Sheets

April 30, 2009 and January 31, 2009

		April 30, 2009	January 31, 2009
		(unaudited)
B.	Condensed Balance Sheets

	Assets

	Cash and cash equivalents	$5,240,591	$2,254,107

	U.S. Government securities, at amortized cost (which approximates market)	1,058,206	340,421

	Accrued income receivable	790,780	2,721,978
	Prepaid expenses	39,820	30,423
		7,129,397	5,346,929

	Fixed property, including intangibles, at nominal values

	Amended Assignment of Peters Lease	1	1

	Assignment of Cloquet Lease	1	1

	Certificate of beneficial interest for 13,120,010 units of land trust	1	1
		3	3

		$7,129,400	$5,346,932

	Liabilities, Unallocated Reserve and Trust Corpus

	Liabilities
	Distribution payable	$4,985,604	$1,443,201
	Accrued expenses	166,170	111,547
	Deferred royalty revenue (Note 4)	2,370,000	—
		7,521,774	1,554,748

	Unallocated Reserve (Deficit) (Note 5)	(392,377)	3,792,181
	Trust Corpus	3	3

		$7,129,400	$5,346,932

See Notes to Condensed Financial Statements.

Mesabi Trust

Condensed Statements of Cash Flows

Three Months Ended April 30, 2009 and 2008

		Three Months Ended
		April 30,
		2009	2008
		(unaudited)	(unaudited)
C.	Condensed Statements of Cash Flows

	Cash flows from operating activities
	Royalties received	$5,320,949	$1,665,665
	Interest received	3,100	15,463
	Expenses paid	(176,579)	(161,789)

	Net cash provided by operating activities	5,147,470	1,519,339

	Cash flows from investing activities
	Maturities of U.S. Government Securities	—	100,000
	Purchases of U.S. Government Securities	(717,785)	(49,765)

	Net cash (used for) provided by investing activities	(717,785)	50,235

	Cash flow used for financing activity
	Distributions to Unitholders	(1,443,201)	(6,756,805)

	Net change in cash and cash equivalents	2,986,484	(5,187,231)

	Cash and cash equivalents, beginning of year	2,254,107	6,959,701

	Cash and cash equivalents, end of quarter	$5,240,591	$1,772,470

	Reconciliation of net income to net cash provided by operating activities

	Net income	$801,046	$3,639,653
	Decrease (increase) in accrued income receivable	1,931,198	(2,180,678)
	Increase in prepaid expenses	(9,397)	(9,227)
	Increase in accrued expenses	54,623	69,591
	Increase in deferred royalty revenue	2,370,000	—

	Net cash provided by operating activities	$5,147,470	$1,519,339

See Notes to Condensed Financial Statements.

MESABI TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS

April 30, 2009 (Unaudited)

Note 1.         The financial statements included herein have been prepared without audit (except for the balance sheet at January 31, 2009) in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  In the opinion of the Trustees, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the results of operations for the three months ended April 30, 2009 and 2008, (b) the financial position at April 30, 2009, and (c) the cash flows for the three months ended April 30, 2009 and 2008, have been made.  For further information, refer to the financial statements and footnotes included in Mesabi Trust’s Annual Report on Form 10-K for the year ended January 31, 2009.

Note 2.         Net income per unit includes accrued income receivable.  For the three months ended April 30, 2009, the Trust recorded $790,780 of accrued income receivable as reflected on the Condensed Balance Sheet as of April 30, 2009 (unaudited).  Accrued income receivable is accounted for and reported for the Trust’s first fiscal quarter based on shipments during the month of April even though such accrued income receivable is not available for distribution to Unitholders until it is actually received by the Trust at the end of July 2009.  Net income per unit is based on 13,120,010 units outstanding during the period.

Note 3.         The Trust declares distributions each year in April, July, October and January.  Distributions are declared after receiving notification from Northshore Mining Company (“Northshore”) as to the amount of royalty that is expected to be paid to the Trust based on shipments through the end of each calendar quarter.  The Trust’s financial statements are prepared on an accrual basis and present the Trust’s results of operations based on each fiscal quarter which ends one month after the close of each calendar quarter.  Because distributions are declared based on the royalty payment that is payable as of the end of each calendar quarter and the Trust’s Net Income is calculated as of the end of each fiscal quarter, the distributions declared by the Trust are not equivalent to the Trust’s Net Income during the periods reported in this quarterly report on Form 10-Q.

Note 4.          In April 2009, the Trust received its quarterly distribution payment from Northshore of approximately $5,200,000. In accordance with the Trust’s revenue recognition policy, the Trust recognized revenue related to tons of iron ore that were shipped by Northshore, but for which Northshore has indicated that final pricing is not yet known.  As a result of decreases in estimated pellet pricing subsequent to January 31, 2009, the cash proceeds received by the Trust in April 2009 exceeded the royalty revenue recognized by the Trust for the quarter ended April 30, 2009.  Accordingly, the Trust has estimated a $2,370,000 liability in the form of deferred royalty revenue based on current pricing estimates provided by Northshore. Deferred royalty revenue will be adjusted on a quarterly basis as updated pricing information is received, and it is possible that deferred royalty revenue may reduce future royalty payments to be received from Northshore beginning in the first quarter of 2010 when pricing related to these tons of iron ore that were previously shipped by Northshore is expected to be finalized.

Note 5.         The Trustees have determined that the unallocated cash and U.S. Government securities portion of Unallocated Reserve should be maintained at a prudent level, usually within the range of $500,000 to $1,000,000, to meet present or future liabilities of the Trust.  Accordingly, although the actual amount of the Unallocated Reserve will fluctuate from time to time, and may increase or decrease from its current level, it is currently intended that future distributions will be highly dependent upon royalty payments received quarterly and the level of Trust expenses that the Trustees anticipate occurring in subsequent quarters.

As of April 30, 2009, the Unallocated Reserve (Deficit) of ($392,377) consisted of $1,186,843 in unallocated cash and U.S. Government securities, $790,780 of accrued revenue primarily representing royalties not yet received by the Trust but anticipated to be received in July 2009, less estimated deferred royalty revenue of $2,370,000.  Pursuant to the Agreement of Trust, the Trust makes cash distributions to Unitholders based on the royalty payments it receives from Northshore when received, rather than as royalty income is recorded in accordance with the Trust’s revenue recognition policy.  Refer to Note 4 for further information.

In summary, as of April 30, 2009 and January 31, 2009, the Trust’s Unallocated Reserve (Deficit) was comprised of the following components:

	April 30, 2009	January 31, 2009
	(unaudited)
Cash and U.S. Government securities	$1,186,843	$1,070,203
Accrued income receivable	790,780	2,721,978
Deferred royalty revenue	(2,370,000)	-0-

Unallocated Reserve (Deficit)	$(392,377)	$3,792,181

A reconciliation of the Trust’s Unallocated Reserve (Deficit) from January 31, 2009 to April 30, 2009 is as follows:

Unallocated Reserve, January 31, 2009	$3,792,181

Net income	801,046
Distributions declared	(4,985,604)

Unallocated Reserve (Deficit), April 30, 2009	$(392,377)

Item 2.    Trustees’ Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Certain information included in this Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, and Section 27A of the Securities Act of 1933.  All such forward-looking statements, including those statements estimating iron ore pellet production or shipments, are based on information from the lessee/operator (and its parent corporation) of the mine located on the lands owned and held in trust for the benefit of the holders of units of beneficial interest of Mesabi Trust.  These statements may be identified by the use of forward-looking words, such as “may,” “will,” “could,” “project,” “predict, “ “intend,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “should,” “assume,” “forecast” and other similar words.  Such forward-looking statements are inherently subject to known and unknown risks and uncertainties.  Actual results and future developments could differ materially from the results or developments expressed in or implied by these forward-looking statements.  These risks and uncertainties include volatility of iron ore and steel prices, product supply and demand, competition, regulation or government action, litigation and uncertainties about estimates of reserves.  Further, substantial portions of royalties earned by Mesabi Trust are based on estimated prices that are subject to interim and final adjustments which can be positive or negative and are dependent in part on multiple price and inflation index factors under agreements to which Mesabi Trust is not a party and that are not known until after the end of a contract year.  It is possible that future negative price adjustments could offset, or even eliminate, royalties or royalty income that would otherwise be payable to the Trust in any particular quarter, or at year end, thereby potentially reducing cash available for distribution to the Trust’s Unitholders in future quarters.  For a discussion of the factors, including without limitation, those that could materially and adversely affect Mesabi Trust’s actual results and performance, see “Risk Factors” in Part I — Item 1A of Mesabi Trust’s Annual Report on Form 10-K for the year-ended January 31, 2009, as updated by Part II, Item 1A of this Quarterly Report on Form 10-Q..  Mesabi Trust undertakes no obligation, other than that imposed by law, to make any revisions to the forward-looking statements contained in this filing or to update them to reflect circumstances occurring after the date of this filing.

This discussion should be read in conjunction with the condensed financial statements and notes presented in this Form 10-Q and the financial statements and notes in the last filed Annual Report on Form 10-K filed for the period ending January 31, 2009 for a full understanding of Mesabi Trust’s financial position and results of operations for the three month period ended April 30, 2009.

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

•              Royalty bonuses.  The Trust earns royalty bonuses when iron ore products shipped from Silver Bay are sold at prices above a threshold price per ton.  The royalty bonus is based on a percentage of the gross proceeds of product shipped from Silver Bay and sold at prices above a threshold price.  The threshold price is adjusted (but not below $30.00 per ton) on an annual basis for inflation and deflation (the “Adjusted Threshold Price”).  The Adjusted Threshold Price was $47.43 per ton for calendar year 2008 and is $48.48 per ton for calendar year 2009.  The royalty bonus percentage ranges from 1/2 of 1% of the gross proceeds (on all tonnage shipped for sale at prices between the Adjusted Threshold Price and $2.00 above the Adjusted Threshold Price) to 3% of the gross proceeds (on all tonnage shipped for sale at prices $10.00 or more above the Adjusted Threshold Price).  Royalty bonuses are subject to price adjustments under the Cliffs Pellet Agreements and, as described elsewhere in this report, such adjustments may be positive or negative.

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

•              Minimum advance royalties.  Northshore’s obligation to pay base overriding royalties and royalty bonuses with respect to the sale of iron ore products generally accrues upon the shipment of those products from Silver Bay.  However, regardless of whether any shipment has occurred, under the terms of the Amended Assignment Agreements, Northshore is obligated to pay to Mesabi Trust a minimum advance royalty.  Each year, the amount of the minimum advance royalty is adjusted (but not below $500,000 per annum) for inflation and deflation in accordance with the Amended Assignment Agreements.  The minimum advance royalty was $790,721 for calendar year 2008 and is $808,177 for calendar year 2009.  Until overriding royalties (and royalty bonuses, if any) for a particular year equal or exceed the minimum advance royalty for the year, Northshore must make quarterly payments of up to 25% of the minimum advance royalty for the year.  Because minimum advance royalties are essentially prepayments of base overriding royalties and royalty bonuses earned each year, any minimum advance royalties paid in a fiscal quarter are recouped by credits against base overriding royalties and royalty bonuses earned in later fiscal quarters during the year.

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

Results of Operations

Comparison of Iron Ore Pellet Production and Shipments for the Three Months Ended April 30, 2009 and April 30, 2008

As shown in the table below, production of iron ore pellets at Northshore from Mesabi Trust lands during the fiscal quarter ended April 30, 2009 totaled 681,178 tons, and actual shipments over the same period totaled 237,453 tons.  By comparison, actual pellet production and actual shipments for the comparable prior period were 1,216,101 tons and 1,040,114 tons, respectively.  The decrease in production and shipments at Northshore is the result of a significant decline in orders from Cliffs’ customers and lower anticipated demand from Cliffs’ customers as they continue to adjust their purchases based on anticipated demand from their customers.

Fiscal Quarter Ended	Pellets Produced from Trust Lands (tons)	Pellets Shipped from Trust Lands (tons)
April 30, 2009	681,178	237,453
April 30, 2008	1,216,101	1,040,114

Comparison of Royalty Income for the Three Months Ended April 30, 2009 and April 30, 2008

Total royalty income for the quarter decreased approximately 73.4% over the comparable prior period.  The decrease in total royalty income is due to lower sales prices per ton of iron ore pellets sold and a decrease in the total volume of iron ore pellets shipped during the three months ended April 30, 2009, each as compared to the three months ended April 30, 2008.  The lower sales prices per ton and the decrease in the volume of iron ore pellets shipped both contributed to a decrease in the base overriding royalty and the bonus royalty payments.

The table below shows that the base overriding royalties, the bonus royalties, and the fee royalties each decreased by 67.5%, 80.4%, and 49.3% respectively, for the three months ended April 30, 2009.  The decreases in the base overriding royalties and the bonus royalties are both attributable to the lower sales prices per ton of iron ore pellets and the decrease in the volume of tons shipped during the three months ended April 30, 2009, each as compared to the three months ended April 30, 2008.

The table below summarizes the components of Mesabi Trust’s royalty income for the three months ended April 30, 2009 and April 30, 2008, respectively:

	Three Months Ended April 30,
	2009	2008
Base overriding royalties	$570,565	$1,756,171
Bonus royalties	383,761	1,958,725
Minimum advance royalty paid (recouped)	—	—
Fee royalties	67,386	132,814
Total royalty income	$1,021,712	$3,847,710

Comparison of Income, Expenses and Distributions for the Three Months Ended April 30, 2009 and April 30, 2008

Net income for the three months ended April 30, 2009 was $801,046, a decrease of approximately 78% compared to the three months ended April 30, 2008.  As with the decrease in total royalty income, the decrease in net income for the quarter ended April 30, 2009 is the result of lower sales prices per ton of iron ore pellets shipped and a decrease in the volume of tons shipped.  The Trust’s expenses of $223,835 for the three months ended April 30, 2009 was consistent with the Trust’s expenses for the three month period ended April 30, 2008.  The table below summarizes the Trust’s income and expenses for the three months ended April 30, 2009 and April 30, 2008, respectively.

	Three Months Ended April 30,
	2009	2008
Total royalty income	$1,021,712	$3,847,710
Interest income	3,169	14,097
Gross income	1,024,881	3,861,807
Expenses	223,835	222,154
Net income	$801,046	$3,639,653

As presented on the Trust’s Condensed Statements of Income on page 2 of this quarterly report, the Trust’s net income per unit decreased $0.2163 to $0.0611 for the three months ended April 30, 2009, as compared to the three months ended April 30, 2008.  At the same time, distributions declared per unit increased $0.2600 from $0.1200 for the three months ended April 30, 2008 to $0.3800 for the three months ended April 30, 2009.  Distributions are declared after receiving notification from Northshore Mining Company as to the amount of royalty income that is expected to be paid to the Trust based on shipments through the end of each calendar quarter and such royalty payments may include pricing adjustments with respect to shipments during prior periods.  The Trust accounts for and reports accrued income receivable based on shipments during the last month of the Trust’s fiscal quarter (April, July, October and January) and price adjustments under the Cliffs Pellet Agreements (which can be positive or negative and can result in significant variations in royalties received by Mesabi Trust and cash available for distribution to Unitholders).  The Trust accounts for these amounts by using estimated prices and reports such amounts even though accrued income receivable is not available for distribution to Unitholders until it is received by the Trust.  Accordingly, distributions declared by the Trust are not equivalent to the Trust’s Net Income during the periods reported in this quarterly report on Form 10-Q.

Comparison of Unallocated Reserve as of April 30, 2009, April 30, 2008 and January 31, 2009

The Unallocated Reserve (Deficit), which is comprised of accrued income receivable, cash reserve for potential fixed or contingent future liabilities, and, with respect to the three months ended April 30, 2009, deferred royalty revenue, decreased from $3,725,099 as of April 30, 2008 to ($392,377) as of April 30, 2009.  The deficit in the Trust’s Unallocated Reserve is primarily the result of an estimated $2,370,000 liability, which is represented on the Trust’s balance sheet as deferred royalty revenue.  Because of declines in the estimated pricing of iron ore pellets subsequent to January 31, 2009, the royalty payment received by the Trust in April includes approximately $2,370,000 of cash proceeds that were received by the Trust, but has not been recognized as revenue in accordance with the Trust’s revenue recognition policy.  The $2,370,000 deferred royalty revenue may, depending on future adjustments to iron ore pellet pricing, if any, cause a cumulative negative price adjustment related to shipments of pellets during prior periods, which could be offset against future royalty income to be received by the Trust.

Notwithstanding the deficit in the Trust’s Unallocated Reserve as described above, the Trust’s cash reserve for potential fixed or contingent future liabilities, represented on the Trust’s balance sheet by unallocated cash and U.S. Government securities, increased 103% to $1,186,843 as of April 30, 2009  from $584,496 as of April 30, 2008.  The increase in the cash reserve for potential fixed or contingent future liabilities is due to the Trustee’s decision to supplement the Unallocated Reserve because of uncertainty surrounding the volatile global economic climate and the global financial, liquidity and credit crisis that unfolded during the second half of 2008.  At the same time, the accrued income receivable portion of the Unallocated Reserve decreased from $3,140,603 as of April 30, 2008 to $790,780 as of April 30, 2009.  The decrease in the accrued income receivable portion of the Unallocated Reserve is the result of significantly lower shipments during the month of April 2009, together with generally lower prices on pellets shipped by Northshore, both as compared to April 2008.

The Trust’s Unallocated Reserve as of April 30, 2009 decreased by approximately $4,185,000 as compared to the fiscal year ended January 31, 2009.  The decrease in the Unallocated Reserve is due to the Trust’s accrual of $2,370,000 in deferred royalty revenue and the substantial reduction in accrued income receivable due to the reduced shipments from Northshore during the month of April 2009 and the absence of positive price adjustments which were present as of January 31, 2009.  As a result of the price adjustment mechanisms under the Cliffs Pellet Agreements, the Trust received positive adjustments to the royalty income which is reflected in the royalty income for the year ended January 31, 2009.  Those adjustments were attributable to shipments of iron ore pellets by Northshore/Cliffs to its customers from Silver Bay, Minnesota during calendar years 2006, 2007 and 2008.  In the aggregate, the pricing adjustments increased the accrued income receivable reflected on the Trust’s balance sheet as of January 31, 2009.  At January 31, 2009, approximately 72% of the Unallocated Reserve or $2,721,978 was represented by accrued income receivable while 28% or $1,070,203 was represented by unallocated cash and U.S. Government securities.

The Trustees have determined that a portion of the Unallocated Reserve, usually within the range of $500,000 to $1,000,000 or such other amount as the Trustees may deem prudent, should be maintained as a reserve for potential fixed or contingent future liabilities.  Although the actual amount of the

Unallocated Reserve will fluctuate from time to time and may increase or decrease from its current level, it is currently intended that future distributions will be highly dependent upon royalty income as it is received and the level of Trust expenses.  The amount of future royalty income available for distribution will be subject to the volume of iron ore product shipments and the dollar level of sales by Northshore.  Shipping activity is greatly reduced during the winter months and economic conditions, particularly those affecting the steel industry, may adversely affect the amount and timing of such future shipments and sales.  It is possible that future negative price adjustments could offset, or even eliminate, royalties or royalty income that would otherwise be payable to the Trust in any particular quarter, or at year end, thereby potentially reducing cash available for distribution to the Trust’s Unitholders in future quarters.  See discussion under the heading “Risk Factors” beginning on page 3 of the Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009, as updated by Part II, Item 1A of this Quarterly Report on Form 10-Q.

The Trustees will continue to monitor the economic circumstances of the Trust to strike a responsible balance between distributions to Unitholders and the need to maintain adequate reserves at a prudent level, given the unpredictable nature of the iron ore industry, the Trust’s dependence on the actions of the lessee/operator, and the fact that the Trust essentially has no other liquid assets.

Recent Developments

Production and Shipments.  In its Form 10-Q filed May 1, 2009, Cliffs reported that production at Northshore for the three months ended March 31, 2009 was 0.9 million tons.    Comparatively, production of iron ore pellets at Northshore for the three months ended March 31, 2008 was 1.3 million tons.  Northshore has not provided the Trustees with an estimate of total expected shipments of iron ore pellets for calendar year 2009.  During calendar years 2008, 2007, 2006 and 2005, the percentage of shipments of iron ore products from Mesabi Trust lands was approximately 90.2%, 88.2%, 90.9% and 90.1%, respectively, of total shipments.  In its current report on Form 8-K filed May 5, 2009, Cliffs estimated total production of 3.2 million tons of iron ore pellets at Northshore during calendar year 2009 (which assumes that production at Northshore will resume in early July 2009).   Northshore has not advised the Trustees as to the percentage of iron ore products from Mesabi Trust lands it anticipates shipping in calendar year 2009.    However, based on information from the Trust’s consultants, shipments of iron ore products from Mesabi Trust lands totaled only 24,900 tons in May 2009.  See the description of the uncertainty of market conditions in the iron ore and steel industry under “Important Factors Affecting Mesabi Trust” below and the information under the heading “Risk Factors” in Part I — Item 1A of the Trust’s Annual Report on Form 10-K for the year-ended January 31, 2009, as updated by Part II, Item 1A of this Quarterly Report on Form 10-Q.

Extension of Production Shutdown at Northshore.  As reported in a current report on Form 8-K filed by the Trust on May 6, 2009, Cliffs filed a current report on Form 8-K on May 5, 2009 in which Cliffs announced an extension of the shutdown of production at Northshore.  Instead of restarting production in May, Cliffs announced an extension of the production shutdown, which is now scheduled to continue into early July 2009.  Cliffs also reported that the extension of the production shutdown will reduce total production at Northshore to approximately 3.2 million tons for calendar 2009 (which assumes that production at Northshore will resume in early July 2009).  This number represents a 13.5% decrease from the 3.7 million tons of production previously estimated by Cliffs.  Cliffs has not informed the Trustees as to whether the decrease in production will result in a decrease in shipments of iron ore pellets from Silver Bay, Minnesota.  Accordingly, the Trustees are unable to make any projections regarding the extent to which the temporary production shutdown at Northshore may impact future royalties payable to Mesabi Trust.

Northshore Administrative Permit Amendment.   As reported in the Trust’s Form 10-K filed April 16, 2009, according to Cliffs’ Form 10-K filed February 26, 2009, on December 16, 2006, Cliffs submitted an administrative permit amendment application to the MPCA with respect to Northshore’s Title V operating permit.  Cliffs reported that Northshore requested an amendment to its permit to delete a 30 year old “control city” monitoring requirement but the MPCA denied Northshore’s application on February 23, 2007.   In its Form 10-K, Cliffs further reported that it had appealed the denial of its application to the Minnesota Court of Appeals and that subsequent to the filing of the appeal, the MPCA advised Northshore that the MPCA considered Northshore to be in violation of the control city standard. Cliffs also reported that it was in discussions with the MPCA with respect to the terms of a compliance schedule in which it would agree to take certain actions in settlement of the alleged violation.  According to Cliffs’ Form 10-K, the Minnesota Center for Environmental Advocacy had since filed a motion with the Court of Appeals to intervene in Northshore’s appeal of the denial of an administrative amendment to Northshore’s Title V operating permit.

On May 20, 2008, the Minnesota Court of Appeals issued a ruling on Northshore’s appeal and held that the MPCA did not err in concluding that Northshore proceeded under the wrong permit modification procedures when it applied to amend its permit to eliminate the “control city” standard from its Title V operating permit.  The Court ruled that Northshore’s administrative amendment application should have been dealt with through the major permit amendment process rather than through the administrative permit amendment process, which is used to address insignificant amendments.  Cliffs also reported that on August 28, 2008 it filed a major permit amendment to remove the control city requirement from its permit and that this permit amendment is currently pending. Cliffs also reported that on November 25, 2008, in response to the proposed amendment, the MPCA issued an order declaring that Northshore’s request to remove the control city standard from its permit constitutes a “project” for which an Environmental Assessment Worksheet, or EAW, must be completed.  According to Cliffs’ Form 10-K, the MPCA also stated that it was ceasing all other work on the permit, including its own efforts to create a replacement standard, until the environmental review process was complete.  Cliffs also reported that Northshore has filed an action to challenge the MPCA’s requirement for an EAW in Minnesota State District Court, which is currently pending.  The Trustees are unable to predict what impact the administrative hearings discussed above will have on Northshore’s compliance with its Title V operating permit or future royalties payable to the Trust.

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

Neither Mesabi Trust nor the Trustees have any control over the operations and activities of Northshore, except within the framework of the Amended Assignment Agreements.  Cliffs alone controls (i) historical operating data, including iron ore production volumes, marketing of iron ore products, operating and capital expenditures as they relate to Northshore, environmental and other liabilities and the effects of regulatory changes; (ii) plans for Northshore’s future operating and capital expenditures; (iii) geological data relating to ore reserves (iv) projected production of iron ore products; (v) contracts between Cliffs and Northshore with their customers; and (vi) the decision to mine off Mesabi Trust and/or state lands based on Cliffs’ current mining and engineering plan.  The Trustees do not exert any influence over mining operational decisions at Northshore, nor do the Trustees provide any input regarding the ore reserve estimated at Northshore as reported by Cliffs.  While the Trustees request material information for use in periodic reports as part of their evaluation of Mesabi Trust’s disclosure controls and procedures, the Trustees do not control this information and they rely on the information in Cliffs’ periodic and current filings with the SEC to provide accurate and timely information in Mesabi Trust’s reports filed with the SEC.

In accordance with the Agreement of Trust and the Amendment, the Trustees are entitled to, and in fact do, rely upon certain experts in good faith, including (i) the independent consultants with respect to monthly production and shipment reports, which include figures on crude ore production and iron ore pellet shipments, and discussions concerning the condition and accuracy of the scales and plans regarding the development of Mesabi Trust’s mining property; and (ii) the accounting firm they have contracted with for non-audit services, including reviews of financial data related to shipping and sales reports provided by Northshore and a review of the schedule of leasehold royalties payable to Mesabi Trust.  For a discussion of additional factors, including but not limited to those that could adversely affect Mesabi Trust’s actual results and performance, see “Risk Factors” in Part I — Item 1A of Mesabi Trust’s Annual Report on Form 10-K for the year-ended January 31, 2009.

Iron Ore Pricing and Contract Adjustments

During the course of its fiscal year some portion of the royalties paid to Mesabi Trust are based on estimated prices for iron ore products sold under term contracts between Cliffs and its subsidiaries and certain of their customers (the “Cliffs Pellet Agreements”). Mesabi Trust is not a party to any of the Cliffs Pellet Agreements. These prices are subject to interim and final pricing adjustments, which can be positive or negative, and which adjustments are dependent in part on a variety of price and inflation index factors, including but not limited to the international benchmark pellet price, hot band steel prices and various Producer Price Indexes. Although Northshore makes interim adjustments to the royalty payments on a quarterly basis, these price adjustments cannot be finalized until after the end of a contract year. This may result in significant and frequent variations in royalties received by Mesabi Trust (and in turn the resulting amount of funds available for distribution to Unitholders by the Trust) from quarter to quarter and on a comparative historical basis, and these variations, which can be positive or negative, cannot be predicted by Mesabi Trust.  It is possible that future negative price adjustments could offset, or even eliminate, royalties or royalty income that would otherwise be payable to the Trust in any particular quarter, or at year end, thereby potentially reducing cash available for distribution to the Trust’s Unitholders in future quarters.

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

Critical Accounting Policies and Estimates

This “Trustees’ Discussion and Analysis of Financial Condition and Results of Operations” is based upon the Trust’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires the Trustees to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  Critical accounting policies are those that have meaningful impact on the reporting of the Trust’s financial condition and results, and that require significant judgment and estimates.  During the preparation of financial statements, the Trust makes estimates, assumptions and judgments that affect reported amounts. These estimates, assumptions and judgments include those related to revenue recognition and accrued expenses. The Trust bases its estimates on various assumptions and historical experience, which are believed to be reasonable; however, due to the inherent nature of estimates, actual results may differ significantly due to changed conditions or assumptions. On a regular basis, the Trust reviews the accounting policies, assumptions, estimates and judgments to ensure that the financial statements are fairly presented in accordance with accounting principles generally accepted in the United States. However, because future events and their effects cannot be determined with certainty, actual results could differ from assumptions and estimates, and such differences could be material.

The Trust did not have any changes in critical accounting policies or in significant accounting estimates during the three months ended April 30, 2009.  For a complete description of the Trust’s significant accounting policies, please see Note 2 to the financial statements included in the Trust’s Annual Report on Form 10-K for the year ended January 31, 2009.

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

PART II - OTHER INFORMATION

Item 1A.         Risk Factors

The information presented below amends, updates and should be read in conjunction with the risk factors and information disclosed here and in the Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009. The risk factors disclosed here and in the Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009, in addition to the other information set forth in this quarterly report, could have a material adverse effect on the royalties received by Mesabi Trust. You should carefully consider such risks in addition to other information contained in this report before engaging in any transaction involving units of beneficial interest of Mesabi Trust. Additional risks and uncertainties not currently known to the Trust or that have been deemed to be immaterial as of the filing of this Quarterly Report could also materially adversely affect the Trust’s results of operations.

The Trust’s risk factors are hereby updated as follows:

The global economic climate and the current disruption in the financial and credit markets have created uncertainty and a prolonged downturn in global economic conditions could adversely affect the royalties received by the Trust.

The volatile global economic climate and the current global financial and credit crisis could have a material adverse effect on the royalties received by the Trust.  Financial markets in the United States and elsewhere have been experiencing extreme disruption in recent months, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, ratings downgrades of certain investments and declining values of others. The global economy has entered a recession.  Cliffs previously announced production curtailments, workforce reductions and a one-month, temporary idling of production at Northshore in April 2009.  On May 5, 2009, Cliffs announced additional workforce reductions and an extension of the shutdown of production at Northshore through early July 2009.  According to Cliffs, some of its customers have announced curtailments of production, which could adversely affect the demand for iron ore and therefore shipments from lands owned by the Trust.  Continuation or worsening of the current economic conditions, a prolonged global, national or regional economic recession or other events could produce major changes in demand patterns and may have a material adverse effect on sales prices of iron ore products shipped by Northshore which would adversely affect the royalties received by the Trust.  Moreover, such conditions could impact the international benchmark pellet price, hot band steel prices and various Producer Price Indexes all of which affect the royalties payable to the Trust.  The Trustees are not able to predict the impact the volatile global economic climate and the current global financial and credit crisis will have on future royalties payable to the Trust.

The royalties paid to the Trust may be adversely affected by softening demand and reductions in the market prices for iron ore and steel products both of which are subject to market forces beyond the Trust’s control.

The world price of iron ore and steel are strongly influenced by international demand and global market conditions which are uncertain.  Domestic demand for iron ore and steel products, which is influenced by international markets, is also uncertain.  In recent years, many major iron ore suppliers increased their capacity to meet the increased demand for iron ore and steel products, particularly from China.  With the current global economic crisis, the market is presently characterized by a significant decline in steel demand and limited global demand for iron ore. Reduced demand for iron ore will likely result in decreased sales of products to Cliffs’ customers and decreasing prices, all of which would adversely affect royalties received by the Trust in 2009.  In its Form 10-Q filed May 1, 2009, Cliffs reported that there is significant uncertainty in the current economic environment which may continue to impact Cliffs’ total sales volume.  Since the Trust is not party to any specific customer contracts that Cliffs has with its customers and because these macroeconomic forces are difficult to forecast, the Trustees are not able to predict the extent to which the reduced demand and lower prices for iron ore products will adversely affect royalties payable to the Trust.

Risk factors affecting Cliffs, and the operations of Northshore, could have a material adverse effect on the royalties of the Trust.

Because substantially all of the Trust’s revenue is derived from iron ore products shipped by Northshore from Silver Bay, Northshore’s iron ore pellet processing and shipping activities directly impact the Trust’s revenues in each quarter and for each year.  A number of factors affect Cliffs’ operations, including Northshore’s production and shipment volume.  These factors which are described in Cliffs’ Form 10-K filed February 26, 2009, as updated by Cliffs’ Form 10-Q filed May 1, 2009, include, among others, the global economic climate and financial market conditions, economic conditions in the iron ore industry, extensive governmental regulation relating to environmental matters and the costs and risks related thereto, availability of substitute materials, pricing by domestic and international competitors, long-term customer contracts or arrangements by Northshore or its competitors, price adjustment provisions in Cliffs’ North American term supply agreements (which take into account various price indexes), availability of ore boats, production at Northshore’s mining operations, natural disasters, shipping conditions in the Great Lakes and production at Northshore’s pelletizing/processing facility.  The decision by Cliffs to shutdown Northshore’s pelletizing lines through early July 2009 is likely to have a material adverse effect on the royalties paid to the Trust. Additionally, there is no assurance that production at Northshore will infact re-commence on the start-up date planned by Northshore.  The Trust cannot predict the extent to which this production shutdown will impact the Trust’s royalty income as the royalties payable to the Trust are generated based on shipments of iron ore products not production.

Royalties received by the Trust, and distributions paid to Unitholders, in any particular quarter are not necessarily indicative of royalties or distributions that will be paid in any subsequent quarter or for a full year, and depending on the extent of estimated price adjustments, and demand for and market prices of iron ore, there may not be sufficient cash available to make a distribution in a particular quarter.

Royalties received by the Trust can fluctuate significantly from quarter to quarter and year to year based upon market prices for iron ore products, the level of orders for iron ore products from Cliffs’ customers, the consumption of inventory by Cliffs’ customers, and production decisions made by Northshore.  Moreover, because the royalties paid to the Trust in any particular quarter include payments made with respect to pellets shipped and sold at estimated prices that are subject to future interim and final multi-year adjustments in accordance with Cliff’s Customer Agreements, the current downward trends in demand and market prices for iron and steel products could result in negative adjustments to royalties in future quarters, some of which may be significant.  These negative price adjustments could have a material adverse effect on the Trust’s royalty income, which in turn could result in lower quarterly distributions, and possibly could reduce funds available for distribution in any quarter and in some quarters may offset royalties otherwise payable to the Trust.  Because of this, cash available for distribution to Unitholders in future quarters could be reduced, potentially materially.  As a result, the royalties received by the Trust, and the distributions paid to Unitholders, in any particular quarter are not necessarily indicative of royalties that will be received, or distributions that will be paid, in any subsequent quarter or for a full year.  Based on the foregoing and the current uncertainty in the economic environment, the Trust cannot ensure that there will be adequate cash available to make a distribution to Unitholders in any particular quarter.

Item 6.                     Exhibits.

31	Certification of Corporate Trustee of Mesabi Trust pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Corporate Trustee of Mesabi Trust pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Report of Wipfli LLP, dated June 3, 2009 regarding its review of the un-audited interim financial statements of Mesabi Trust as of and for the quarter ended April 30, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MESABI TRUST
(Registrant)

	By:		DEUTSCHE BANK TRUST COMPANY AMERICAS
Corporate Trustee
Principal Administrative Officer and duly authorized signatory:*

	By:	Deutsche Bank National Trust Company

Date: June 8, 2009		By:	/s/ Kenneth R. Ring
Name: Kenneth R. Ring
Title: Vice President

*              There are no principal executive officers or principal financial officers of the registrant.