Form 10-Q
period 2009-07-31
MESABI TRUST
filed 2009-09-04
CIK 65172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2009

or

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

As of September 3, 2009, there were 13,120,010 Units of Beneficial Interest in Mesabi Trust outstanding.

PART I - FINANCIAL INFORMATION

Item 1.                     Financial Statements.  (Note 1)

Mesabi Trust

Condensed Statements of Income

Three and Six Months Ended July 31, 2009 and 2008

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2009	2008	2009	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
A. Condensed Statements of Income

Revenues
Royalty income	$419,135	$16,766,563	$1,440,847	$20,614,273
Interest income	3,802	5,240	6,971	19,337
	422,937	16,771,803	1,447,818	20,633,610

Expenses	201,925	201,486	425,760	423,640

Net income	$221,012	$16,570,317	$1,022,058	$20,209,970

Number of units outstanding	13,120,010	13,120,010	13,120,010	13,120,010

Net income per unit (Note 2)	$0.0168	$1.2630	$0.0779	$1.5404

Distributions declared per unit (Note 3)	$—	$1.0000	$0.3800	$1.1200

See Notes to Condensed Financial Statements.

Mesabi Trust

Condensed Balance Sheets

July 31, 2009 and January 31, 2009

	July 31, 2009	January 31, 2009
	(unaudited)
B. Condensed Balance Sheets

Assets

Cash and cash equivalents	$858,218	$2,254,107

U.S. Government securities, at amortized cost (which approximates market)	1,057,341	340,421

Accrued income receivable	554,101	2,721,978
Prepaid expenses	16,033	30,423
	2,485,693	5,346,929

Fixed property, including intangibles, at nominal values

Amended Assignment of Peters Lease	1	1

Assignment of Cloquet Lease	1	1

Certificate of beneficial interest for 13,120,010 units of land trust	1	1
	3	3

	$2,485,696	$5,346,932

Liabilities, Unallocated Reserve and Trust Corpus

Liabilities
Distribution payable	$—	$1,443,201
Accrued expenses	87,058	111,547
Deferred royalty revenue (Note 4)	2,570,000	—
	2,657,058	1,554,748

Unallocated Reserve (Deficit) (Note 5)	(171,365)	3,792,181
Trust Corpus	3	3

	$2,485,696	$5,346,932

See Notes to Condensed Financial Statements.

Mesabi Trust

Condensed Statements of Cash Flows

Six Months Ended July 31, 2009 and 2008

	Six Months Ended
	July 31,
	2009	2008
	(unaudited)	(unaudited)
C. Condensed Statements of Cash Flows

Cash flows from operating activities
Royalties received	$6,173,965	$15,113,023
Interest received	8,205	23,996
Expenses paid	(432,334)	(398,676)

Net cash provided by operating activities	5,749,836	14,738,343

Cash flows from investing activities
Maturities of U.S. Government Securities	53,000	209,643
Purchases of U.S. Government Securities	(769,920)	(103,649)

Net cash provided by (used for) investing activities	(716,920)	105,994

Cash flow from financing activities
Distributions to Unitholders	(6,428,805)	(8,331,206)

Net change in cash and cash equivalents	(1,395,889)	6,513,131

Cash and cash equivalents, beginning of year	2,254,107	6,959,701

Cash and cash equivalents, end of period	$858,218	$13,472,832

Reconciliation of net income to net cash provided by operating activities

Net income	$1,022,058	$20,209,970
Decrease (increase) in accrued income receivable	2,167,877	(5,494,041)
Decrease in prepaid expenses	14,390	8,758
Increase (decrease) in accrued expenses	(24,489)	13,656
Increase in deferred royalty revenue	2,570,000	—

Net cash provided by operating activities	$5,749,836	$14,738,343

See Notes to Condensed Financial Statements.

Mesabi Trust

Notes to Condensed Financial Statements

July 31, 2009 (unaudited)

Note 1.                            The financial statements included herein have been prepared without audit (except for the balance sheet at January 31, 2009) in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  In the opinion of the Trustees, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the results of operations for the three months and six months ended July 31, 2009 and 2008, (b) the financial position at July 31, 2009 and (c) the cash flows for the six months ended July 31, 2009 and 2008, have been made.  For further information, refer to the financial statements and footnotes included in Mesabi Trust’s Annual Report on Form 10-K for the year ended January 31, 2009.

The Trust evaluated the effects of all subsequent events through August 26, 2009, which represents the date of financial statement issuance.

Note 2.                            Net income per unit includes accrued income receivable.  For the three months ended July 31, 2009 the Trust recorded $554,101 of accrued income receivable as reflected on the Condensed Balance Sheet as of July 31, 2009 (unaudited).  Accrued income receivable is accounted for and reported for the Trust’s second fiscal quarter based on shipments during the month of July even though such accrued income receivable is not available for distribution to Unitholders until it is actually received by the Trust at the end of October 2009.  Net income per unit is based on 13,120,010 units outstanding during the period.

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

Note 4.                            In April 2009, the Trust received its quarterly distribution payment from Northshore of approximately $5,200,000. In accordance with the Trust’s revenue recognition policy, the Trust recognized revenue related to tons of iron ore that were shipped by Northshore, but for which Northshore has indicated that final pricing is not yet known.  As a result of decreases in estimated pellet pricing subsequent to January 31, 2009, the cash proceeds received by the Trust in April 2009 exceeded the royalty revenue recognized by the Trust for the six month period ended July 31, 2009.  Accordingly, the Trust has estimated a $2,570,000 liability in the form of deferred royalty revenue based on current pricing estimates provided by Northshore. Deferred royalty revenue will be adjusted through the Trust’s royalty revenue on a quarterly basis as updated pricing information is received.  It is possible that deferred royalty revenue may reduce future royalty payments to be received from Northshore beginning in the first quarter of 2010 when pricing related to these tons of iron ore that were previously shipped by Northshore is expected to be finalized.

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

The Unallocated Reserve (Deficit) of ($171,365) consisted of $1,844,534 in unallocated cash and U.S. Government securities, $554,101 of accrued revenue primarily representing royalties not yet received by the Trust but anticipated to be received in October 2009, less estimated deferred royalty revenue of $2,570,000.  Pursuant to the Agreement of Trust, the Trust makes cash distributions to Unitholders based on the royalty payments it receives from Northshore when received, rather than as royalty income is recorded in accordance with the Trust’s revenue recognition policy.  Refer to Note 4 for further information.

As of July 31, 2009 and January 31, 2009, the Trust’s Unallocated Reserve (Deficit) was comprised of the following components:

	July 31, 2009	January 31, 2009
	(unaudited)
Cash and U.S. Government securities	$1,844,534	$1,070,203
Accrued income receivable	554,101	2,721,978
Deferred royalty revenue	(2,570,000)	-0-

Unallocated Reserve (Deficit)	$(171,365)	$3,792,181

A reconciliation of the Trust’s Unallocated Reserve (Deficit) from January 31, 2009 to July 31, 2009 is as follows:

Unallocated Reserve, January 31, 2009	$3,792,181

Net income	1,022,058
Distributions declared and paid	(4,985,604)

Unallocated Reserve (Deficit), April 30, 2009	$(171,365)

Note 6.                            Effective April 1, 2009, the Trust adopted Statement of Financial Accounting Standards (“SFAS”) No. 165, “Subsequent Events” (“SFAS 165”), which establishes principles and requirements for disclosure of subsequent events.  It establishes the period after the balance sheet date during which events or transactions are to be evaluated for potential disclosure.  It also establishes the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date. The adoption of SFAS 165 did not have a material impact on the Trust’s disclosure of subsequent events.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168 The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, (“the Codification”) as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, excluding guidance from the Securities and Exchange Commission (“SEC”), will be superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. The Codification does not change GAAP, but instead introduces a new structure that will combine all authoritative standards into a comprehensive, topically organized online database. The Codification will be effective for interim or annual periods ending after September 15, 2009, and will impact the Trust’s financial statement disclosures beginning with the quarter ending October 31, 2009 as all future references to authoritative accounting literature will be referenced in accordance with the Codification. As the Codification was not intended to change or alter existing GAAP, it will not have any impact the Trust’s financial statements.

Item 2.           Trustees’ Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Certain information included in this Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933.  All such forward-looking statements, including those statements estimating iron ore pellet production or shipments, are based on information from the lessee/operator (and its parent corporation) of the mine located on the lands owned and held in trust for the benefit of the holders of units of beneficial interest of Mesabi Trust.  These statements may be identified by the use of forward-looking words, such as “may,” “will,” “could,” “project,” “predict,” “intend,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “should,” “assume,” “forecast” and other similar words.  Such forward-looking statements are inherently subject to known and unknown risks and uncertainties.  Actual results and future developments could differ materially from the results or developments expressed in or implied by these forward-looking statements.  These risks and uncertainties include volatility of iron ore and steel prices, product supply and demand, competition, regulation or government action, litigation and uncertainties about estimates of reserves.  Further, substantial portions of royalties earned by Mesabi Trust are based on estimated prices that are subject to interim and final adjustments which can be positive or negative and are dependent in part on multiple price and inflation index factors under agreements to which Mesabi Trust is not a party and that are not known until after the end of a contract year.  It is possible that future negative price adjustments could partially or even completely offset royalties or royalty income that would otherwise be payable to the Trust in any particular quarter, or at year-end, thereby potentially reducing cash available for distribution to the Trust’s Unitholders in future quarters.  For a discussion of the factors, including without limitation, those that could materially and adversely affect Mesabi Trust’s actual results and performance, see “Risk Factors” in Part I — Item 1A of Mesabi Trust’s Annual Report on Form 10-K for the year ended January 31, 2009, as updated by Part II — Item 1A of Mesabi Trust’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2009.  Mesabi Trust undertakes no obligation, other than that imposed by law, to make any revisions to the forward-looking statements contained in this filing or to update them to reflect circumstances occurring after the date of this filing.

This discussion should be read in conjunction with the condensed financial statements and notes presented in this Form 10-Q and the financial statements and notes in the last filed Annual Report on Form 10-K filed for the period ending January 31, 2009 for a full understanding of Mesabi Trust’s financial position and results of operations for the six month period ended July 31, 2009.

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

The Trustees do not intend to expand their responsibilities beyond those permitted or required by the Agreement of Trust, the Amendment to the Agreement of Trust dated October 25, 1982 (the “Amendment”), and those required under applicable law.  Mesabi Trust has no employees, but it engages independent consultants to assist the Trustees in, among other things, monitoring the volume and sales prices of iron ore products shipped from Silver Bay, Minnesota, based on information supplied to the Trustees by Northshore Mining Company (“Northshore”), the lessee/operator of the Mesabi Trust lands, and its parent company Cliffs Natural Resources Inc. (“Cliffs”).  References to Northshore in this quarterly report, unless the context requires otherwise, are applicable to Cliffs as well.

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

Results of Operations

Comparison of Iron Ore Pellet Production and Shipments for the Three and Six Months Ended July 31, 2009 and July 31, 2008

As shown in the table below, production of iron ore pellets at Northshore from Mesabi Trust lands during the fiscal quarter ended July 31, 2009 totaled approximately 279,000 tons, and actual shipments over the same period totaled approximately 278,000 tons.  By comparison, actual pellet production and actual shipments for the comparable period in 2008 were approximately 1.47 million tons and 2.55 million tons, respectively. The decrease in production and shipments at Northshore is the result of an extended shutdown of the mining operations at Northshore combined with a significant decline in orders from Cliffs’ customers and lower anticipated demand from Cliffs’ customers.

Fiscal Quarter Ended	Pellets Produced from Trust Lands (tons)	Pellets Shipped from Trust Lands (tons)
July 31, 2009	278,887	278,444
July 31, 2008	1,473,683	2,548,888

As shown in the table below, during the six months ended July 31, 2009, production of iron ore pellets at Northshore from Mesabi Trust lands totaled approximately 960,000 tons, and actual shipments over the same period totaled approximately 516,000 tons.  By comparison, actual pellet production and actual shipments for the comparable period in 2008 were approximately 2.69 million tons and 3.59 million tons, respectively.  The decrease in production at Northshore is primarily the result of the mining operations at Northshore being shutdown from April 2009 through early July 2009.  In addition, the significant and prolonged decline in orders from Cliffs’ customers and lower anticipated demand from Cliffs’ customers as they continue to adjust their purchases based on anticipated demand from their customers has resulted in lower production and shipments during the six months ended July 31, 2009.

Six Months Ended	Pellets Produced from Trust Lands (tons)	Pellets Shipped from Trust Lands (tons)
July 31, 2009	960,065	515,897
July 31, 2008	2,689,784	3,589,002

Comparison of Royalty Income for the Three and Six Months Ended July 31, 2009 and July 31, 2008

Total royalty income for the quarter decreased approximately 97.5% over the comparable period in 2008.  The decrease in royalty income is due to lower realized sales prices per ton of iron ore pellets and a 89% decrease in the total volume of iron ore pellets shipped during the three months ended July 31, 2009 as compared to the three months ended July 31, 2008.  The lower sales prices per ton and the decrease in the volume of iron ore pellets shipped both contributed to a decrease in the base overriding royalty and the bonus royalty payments as a result of reduced demand for iron ore pellets.

The table below shows that the base overriding royalties, the bonus royalties, and the fee royalties each decreased by 99.4%, 94.7%, and 87.8% respectively, for the three months ended July 31, 2009.  The decreases in the base overriding royalties and the bonus royalties are both attributable to the lower sales prices per ton of iron ore pellets and the decrease in the volume of tons shipped during the three months ended July 31, 2009, each as compared to the three months ended July 31, 2008.

The table below summarizes the components of Mesabi Trust’s royalty income for the three months ended July 31, 2009 and July 31, 2008:

	Three Months Ended July 31,
	2009	2008
Base overriding royalties	$58,791	$10,156,568
Bonus royalties	340,910	6,451,312
Minimum advance royalty paid (recouped)	—	—
Fee royalties	19,434	158,683
Total royalty income	$419,135	$16,766,563

Total royalty income for the six months ended July 31, 2009 decreased approximately 93% over the comparable period in 2008.  The decrease in royalty income is due to lower realized sales prices per ton of iron ore pellets and a 86% decrease in the total volume of iron ore pellets shipped during the six months ended July 31, 2009 as compared to the six months ended July 31, 2008.  The lower sales prices per ton and the decrease in the volume of iron ore pellets shipped both contributed to a decrease in the base overriding royalty and the bonus royalty payments.

The table below shows that the base overriding royalties, the bonus royalties, and the fee royalties each decreased by 94.7%, 91.4%, and 70.2% respectively, for the six months ended July 31, 2009 from the comparable period in 2008.  The decreases in the base overriding royalties and the bonus royalties are both attributable to the lower sales prices per ton of iron ore pellets and the decrease in the volume of tons shipped during the six months ended July 31, 2009, each as compared to the six months ended July 31, 2008.

The table below summarizes the components of Mesabi Trust’s royalty income for the six months ended July 31, 2009 and July 31, 2008:

	Six Months Ended July 31,
	2009	2008
Base overriding royalties	$629,356	$11,912,740
Bonus royalties	724,671	8,410,036
Minimum advance royalty paid (recouped)	—	—
Fee royalties	86,820	291,497
Total royalty income	$1,440,847	$20,614,273

Comparison of Trust Income, Expenses and Distributions for the Three and Six Months Ended July 31, 2009 and July 31, 2008

Net income for the three months ended July 31, 2009 was $221,012, a decrease of approximately 98.7%  compared to the three months ended July 31, 2008.  As with the decrease in total royalty income, the decrease in net income for the quarter ended July 31, 2009 is the result of lower sales prices per ton of iron ore pellets shipped and a decrease in the volume of tons shipped. The Trust’s expenses of $201,925 for the three months ended July 31, 2009 was consistent with the Trust’s expenses for the three month period ended July 31, 2008.  The table below summarizes the Trust’s income and expenses for the three months ended July 31, 2009 and July 31, 2008, respectively

	Three Months Ended July 31,
	2009	2008
Total royalty income	$419,135	$16,766,563
Interest income	3,802	5,240
Gross income	422,937	16,771,803

Expenses	201,925	201,486
Net income	$221,012	$16,570,317

Net income for the six months ended July 31, 2009 was $1,022,058, a decrease of approximately 94.9%  compared to the six months ended July 31, 2008.  As with the decrease in total royalty income, the decrease in net income for the six months ended July 31, 2009 is the result of lower sales prices per ton of iron ore pellets shipped and a decrease in the volume of tons shipped. The Trust’s expenses of $425,760 for the six months ended July 31, 2009 was consistent with the Trust’s expenses for the six month period ended July 31, 2008.  The table below summarizes the Trust’s income and expenses for the six months ended July 31, 2009 and July 31, 2008, respectively

	Six Months Ended July 31,
	2009	2008
Total royalty income	$1,440,847	$20,614,273
Interest income	6,971	19,337
Gross income	1,447,818	20,633,610

Expenses	425,760	423,640
Net income	$1,022,058	$20,209,970

As presented on the Trust’s Condensed Statements of Income on page 2 of this quarterly report, the Trust’s net income per unit decreased $1.2500 to $.0168 for the three months ended July 31, 2009 and decreased $1.4625 to $.0779 for the six months ended July 31, 2009 as compared to the three and six months ended July 31, 2008, respectively. The Trust did not declare any distributions to Unitholders for the three months ended July 31, 2009.   Comparatively, the Trust declared and paid a distribution of $1.00 per unit for the three months ended July 31, 2008.  For the six months ended July 31, 2009, and July 31, 2008, the Trust declared distributions of  $.38 and $1.12, respectively.

Distributions are declared after receiving notification from Northshore Mining Company as to the amount of royalty income that is expected to be paid to the Trust based on shipments through the end of each calendar quarter and such royalty payments may include pricing adjustments with respect to shipments during prior periods.  The Trust accounts for and reports accrued income receivable based on shipments during the last month of the Trust’s fiscal quarter (April, July, October and January) and price adjustments under the Cliffs Pellet Agreements (which can be positive or negative and can result in significant variations in royalties received by Mesabi Trust and cash available for distribution to Unitholders).  The Trust accounts for these amounts by using estimated prices and reports such amounts even though accrued income receivable is not available for distribution to Unitholders until it is received by the Trust.  Accordingly, distributions declared by the Trust are not equivalent to the Trust’s Net Income during the periods reported in this quarterly report on Form 10-Q

Comparison of Unallocated Reserve as of July 31, 2009, July 31, 2008 and January 31, 2009

The Unallocated Reserve (Deficit), which is comprised of accrued income receivable, cash reserve for potential fixed or contingent future liabilities, and, with respect to the six months ended July

31, 2009, deferred royalty revenue, decreased from $7,175,579 as of July 31, 2008 to ($171,365) as of July 31, 2009.   The significant positive balance in the Trust’s Unallocated Reserve as of July 31, 2008, was the result of the accrued income receivable portion of the Unallocated Reserve which was $6,453,966 as of July 31, 2008, compared to $554,101 as of July 31, 2009.  The decrease in the accrued income receivable portion of the Unallocated Reserve is the result of significantly lower shipments during the month of July 2009, together with generally lower prices on pellets shipped by Northshore, both as compared to July 2008.

The deficit in the Trust’s Unallocated Reserve as of July 31, 2009, is the result of an estimated $2,570,000 liability, which is represented on the Trust’s balance sheet as deferred royalty revenue.  Because of declines in the estimated pricing of iron ore pellets subsequent to January 31, 2009, the royalty payment received by the Trust in April 2009 includes approximately $2,570,000 of cash proceeds that were received by the Trust, but has not been recognized as revenue in accordance with the Trust’s revenue recognition policy.  Because of further decreases in current pricing estimates provided to the Trust by Northshore, the deferred royalty revenue increased approximately 8% from $2,370,000 as of April 30, 2009 to $2,570,000 as of July 31, 2009.  The Trust did not have any deferred royalty revenue as of July 31, 2008.  Depending on future adjustments to iron ore pellet pricing, if any, the deferred royalty revenue could cause a cumulative negative price adjustment related to shipments of pellets during prior periods, which could partially or even completely offset future royalty income to be received by the Trust.

Notwithstanding the deficit in the Trust’s Unallocated Reserve as described above, the Trust’s cash reserve for potential fixed or contingent future liabilities, represented on the Trust’s balance sheet by unallocated cash and U.S. Government securities, increased 155.6% to $1,844,534 as of July 31, 2009  from $721,613 as of July 31, 2008.  The increase in the cash reserve for potential fixed or contingent future liabilities is due to the Trustee’s decision to not declare distributions during the quarter ended July 31, 2009, because of the Trust’s deferred royalty revenue liability and the uncertainty surrounding the volatile global economic climate that continues to impact the iron ore and steel industries.

The accrued income receivable portion of the Unallocated Reserve decreased from $6,453,966 as of July 31, 2008 to $554,101 as of July 31, 2009.  The Trust’s Unallocated Reserve (Deficit) as of July 31, 2009 decreased from  $3,792,181 as of January 31, 2009, to ($171,365) as of July 31, 2009.  The decrease in the Unallocated Reserve (Deficit) is due to the Trust’s accrual of $2,570,000 in deferred royalty revenue combined with a lower accrued income receivable resulting from a substantial reduction in shipments from Northshore during the month of July 2009.  Moreover, as a result of the price adjustment mechanisms under the Cliffs Pellet Agreements, the Trust received positive adjustments to its royalty income which is reflected in the royalty income for the year ended January 31, 2009.  No such positive price adjustments were attributed to the Trust for the three or six month period ending July 31, 2009.  Those adjustments were attributable to shipments of iron ore pellets by Northshore/Cliffs to its customers from Silver Bay, Minnesota during calendar years 2006, 2007 and 2008.  In the aggregate, the pricing adjustments increased the accrued income receivable reflected on the Trust’s balance sheet as of January 31, 2009.  At January 31, 2009, approximately 72% of the Unallocated Reserve or $2,721,978 was represented by accrued income receivable while 28% or $1,070,203 was represented by unallocated cash and U.S. Government securities.

The Trustees have determined that a portion of the Unallocated Reserve, usually within the range of $500,000 to $1,000,000 or such other amount as the Trustees may deem prudent, should be maintained as a reserve for potential fixed or contingent future liabilities.  As a result of the $2,570,000 deferred royalty revenue recorded by the Trust, the unpredictable nature of the current economic conditions, and the potential for future negative price adjustments under the long-term customer contracts between Northshore, CCI and certain customers (the “CCI Pellet Agreements”), the Trustees have determined that it is prudent to increase the Unallocated Reserve above the range of $500,000 to $1,000,000.  The actual amount of the Unallocated Reserve will fluctuate from time to time and may increase or decrease from its current level. Future distributions will be highly dependent upon royalty income as it is received, changes in estimated pricing, potential for future price adjustments and the level of Trust expenses.  The amount of future royalty income available for distribution will be subject to the volume of iron ore product shipments and the dollar level of sales by Northshore.  Shipping activity is greatly reduced during the winter months and economic conditions, particularly those affecting the steel industry, may adversely affect the amount and timing of such future shipments and sales.  It is possible that future negative price adjustments could offset, or even eliminate, royalties or royalty income that would otherwise be payable to the Trust in any particular quarter, or at year end, thereby potentially reducing cash available for distribution to the Trust’s Unitholders in future quarters.  See discussion under the heading “Risk Factors” beginning on page 3 of the Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009, as updated by Part II — Item 1A of Mesabi Trust’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2009.

The Trustees will continue to monitor the economic circumstances of the Trust to strike a responsible balance between distributions to Unitholders and the need to maintain reserves at a prudent level, given the unpredictable nature of the iron ore industry, the Trust’s dependence on the actions of the lessee/operator, and the fact that the Trust essentially has no other liquid assets.

Recent Developments

Production and Shipments.  In its Form 10-Q filed July 30, 2009, Cliffs reported that production at Northshore for the six months ended June 30, 2009 was 1 million tons, but production for the three months ended June 30, 2009 was zero.    Comparatively, production of iron ore pellets at Northshore for the six months ended June 30, 2008 was 2.8 million tons while production for the three months ending June 30, 2008 was 1.5 million tons.  Northshore has not provided the Trustees with an estimate of total expected shipments of iron ore pellets for calendar year 2009.  During calendar years 2008, 2007, 2006, 2005 and 2004, the percentage of shipments of iron ore products from Mesabi Trust lands was approximately 90.2%,  88.2%, 90.9%, 90.1% and 92.0%, respectively, of total shipments.  In a current report on Form 8-K filed May 5, 2009, Cliffs reported that it is estimating total production of 3.2 million tons of iron ore pellets at Northshore during calendar year 2009.   Northshore has not advised the Trustees as to the percentage of iron ore products from Mesabi Trust lands it anticipates shipping in calendar year 2009.  See the description of the uncertainty of market conditions in the iron ore and steel industry under “Important Factors Affecting Mesabi Trust” below and the information under the heading “Risk Factors” in Part I — Item 1A of the Trust’s Annual Report on Form 10-K for the year-ended January 31, 2009, as updated by Part II — Item 1A of Mesabi Trust’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2009.

Production at Northshore.  In its Form 10-Q filed July 30, 2009, Cliffs reported that production at Northshore resumed at reduced levels in early July.  Cliffs has not informed the Trustees as to whether the decrease in production will result in a decrease in shipments of iron ore pellets from Silver Bay, Minnesota.  Accordingly, the Trustees are unable to make any projections regarding the extent to which the temporary production shutdown at Northshore may impact future royalties payable to Mesabi Trust.

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

In accordance with the Agreement of Trust and the Amendment, the Trustees are entitled to, and in fact do, rely upon certain experts in good faith, including (i) the independent consultants with respect to monthly production and shipment reports, which include figures on crude ore production and iron ore pellet shipments, and discussions concerning the condition and accuracy of the scales and plans regarding the development of Mesabi Trust’s mining property; and (ii) the accounting firm they have contracted with for non-audit services, including reviews of financial data related to shipping and sales reports provided by Northshore and a review of the schedule of leasehold royalties payable to Mesabi Trust.  For a discussion of additional factors, including but not limited to those that could adversely affect Mesabi Trust’s actual results and performance, see “Risk Factors” in Part I — Item 1A of Mesabi Trust’s Annual Report on Form 10-K for the year-ended January 31, 2009 as updated by Part II — Item 1A of Mesabi Trust’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2009.

Iron Ore Pricing and Contract Adjustments

During the course of its fiscal year some portion of the royalties paid to Mesabi Trust are based on estimated prices for iron ore products sold under term contracts between Cliffs and its subsidiaries and certain of their customers (the “Cliffs Pellet Agreements”). Mesabi Trust is not a party to any of the Cliffs Pellet Agreements. These prices are subject to interim and final pricing adjustments, which can be positive or negative, and which adjustments are dependent in part on a variety of price and inflation index factors, including but not limited to the international benchmark pellet price, hot band steel prices and various Producer Price Indexes. Although Northshore makes interim adjustments to the royalty payments on a quarterly basis, these price adjustments cannot be finalized until after the end of a contract year. This may result in significant and frequent variations in royalties received by Mesabi Trust (and in turn the resulting amount of funds available for distribution to Unitholders by the Trust) from quarter to quarter and on a comparative historical basis, and these variations, which can be positive or negative, cannot be predicted by Mesabi Trust.  It is possible that future negative price adjustments could partially or even completely offset royalties or royalty income that would otherwise be payable to the Trust in any particular quarter, or at year-end, thereby potentially reducing cash available for distribution to the Trust’s Unitholders in future quarters.

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

The Trust did not have any changes in critical accounting policies or in significant accounting estimates during the three months ended July 31, 2009.  For a complete description of the Trust’s significant accounting policies, please see Note 2 to the financial statements included in the Trust’s Annual Report on Form 10-K for the year ended January 31, 2009.

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

PART II - OTHER INFORMATION

Item 1A.            Risk Factors

There have been no material changes in the Trust’s risk factors as described in Part I Item 1A, “Risk Factors” in the Trust’s Annual Report on Form 10-K for the year ended January 31, 2009, as updated by Part II — Item 1A of Mesabi Trust’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2009.

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

99.1               Report of Wipfli LLP, dated August 26, 2009 regarding its review of the unaudited interim financial statements of Mesabi Trust as of and for the three and six months ended July 31, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MESABI TRUST
(Registrant)

	By:	DEUTSCHE BANK TRUST COMPANY AMERICAS
Corporate Trustee
Principal Administrative Officer and duly authorized signatory:*

	By:	DEUTSCHE BANK NATIONAL TRUST COMPANY

September 4, 2009		By:	/s/ Kenneth R. Ring
		Name:	Kenneth R. Ring
		Title:	Vice President

* There are no principal executive officers or principal financial officers of the registrant.