Form 10-Q
period 2009-10-31
MESABI TRUST
filed 2009-12-04
CIK 65172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2009

or

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

As of December 3, 2009, there were 13,120,010 Units of Beneficial Interest in Mesabi Trust outstanding.

PART I - FINANCIAL INFORMATION

Item 1.                     Financial Statements.  (Note 1)

Mesabi Trust

Condensed Statements of Income

Three and Nine Months Ended October 31, 2009 and 2008

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2009	2008	2009	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
A. Condensed Statements of Income

Revenues
Royalty income	$5,041,525	$11,778,367	$6,482,372	$32,392,640
Interest income	1,214	17,749	8,185	37,086
	5,042,739	11,796,116	6,490,557	32,429,726

Expenses	141,870	138,805	567,629	562,446

Net income	$4,900,869	$11,657,311	$5,922,928	$31,867,280

Number of units outstanding	13,120,010	13,120,010	13,120,010	13,120,010

Net income per unit (Note 2)	$0.3735	$0.8885	$0.4514	$2.4289

Distributions declared per unit (Note 3)	$0.2200	$1.2500	$0.6000	$2.3700

See Notes to Condensed Financial Statements.

Mesabi Trust

Condensed Balance Sheets

October 31, 2009 and January 31, 2009

	October 31, 2009	January 31, 2009
	(unaudited)
B. Condensed Balance Sheets

Assets

Cash and cash equivalents	$3,912,151	$2,254,107

U.S. Government securities, at amortized cost (which approximates market)	1,053,613	340,421

Accrued income receivable	2,024,528	2,721,978
Prepaid expenses	53,637	30,423
	7,043,929	5,346,929

Fixed property, including intangibles, at nominal values

Amended Assignment of Peters Lease	1	1

Assignment of Cloquet Lease	1	1

Certificate of beneficial interest for 13,120,010 units of land trust	1	1
	3	3

	$7,043,932	$5,346,932

Liabilities, Unallocated Reserve and Trust Corpus

Liabilities
Distribution payable	$2,886,402	$1,443,201
Accrued expenses	64,425	111,547
Deferred royalty revenue (Note 4)	2,250,000	—
	5,200,827	1,554,748

Unallocated Reserve (Note 5)	1,843,102	3,792,181
Trust Corpus	3	3

	$7,043,932	$5,346,932

See Notes to Condensed Financial Statements.

Mesabi Trust

Condensed Statements of Cash Flows

Nine Months Ended October 31, 2009 and 2008

	Nine Months Ended
	October 31,
	2009	2008
	(unaudited)	(unaudited)
C. Condensed Statements of Cash Flows

Cash flows from operating activities
Royalties received	$9,422,228	$31,795,442
Interest received	15,779	39,785
Expenses paid	(637,965)	(623,987)

Net cash provided by operating activities	8,800,042	31,211,240

Cash flows from investing activities
Maturities of U.S. Government Securities	208,000	368,954
Purchases of U.S. Government Securities	(921,193)	(390,012)

Net cash provided by (used for) investing activities	(713,193)	(21,058)

Cash flow used for financing activities
Distributions to Unitholders	(6,428,805)	(21,451,216)

Net change in cash and cash equivalents	1,658,044	9,738,966

Cash, beginning of year	2,254,107	6,959,701

Cash, end of period	$3,912,151	$16,698,667

Reconciliation of net income to net cash provided by operating activities

Net income	$5,922,928	$31,867,280
Decrease (increase) in accrued income receivable	697,450	(591,949)
Increase in prepaid expenses	(23,214)	(28,846)
Decrease in accrued expenses	(47,122)	(35,245)
Increase in deferred royalty revenue	2,250,000	—

Net cash provided by operating activities	$8,800,042	$31,211,240

See Notes to Condensed Financial Statements.

MESABI TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS

October 31, 2009 (Unaudited)

Note 1.                           The financial statements included herein have been prepared without audit (except for the balance sheet at January 31, 2009) in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  In the opinion of the Trustees, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the results of operations for the three months and nine months ended October 31, 2009 and 2008, (b) the financial position at October 31, 2009 and (c) the cash flows for the nine months ended October 31, 2009 and 2008, have been made.  For further information, refer to the financial statements and footnotes included in Mesabi Trust’s Annual Report on Form 10-K for the year ended January 31, 2009.

The Trust evaluated the effects of all subsequent events through December 4, 2009, which represents the date of financial statement issuance.

Note 2.                           Net income per unit includes accrued income receivable.  As reflected on the Condensed Balance Sheet for the three months ended October 31, 2009 (unaudited), the Trust recorded $2,024,528 of accrued income receivable.  Accrued income receivable is accounted for and reported for the Trust’s third fiscal quarter based on shipments during the month of October even though such accrued income receivable is not available for distribution to unitholders until it is actually received by the Trust at the end of January 2010.  Net income per unit is based on 13,120,010 units outstanding during the period.

Note 3.                           The Trust declares distributions each year in April, July, October and January.  Distributions are declared after receiving notification from Northshore Mining Company (“Northshore”) as to the amount of royalty income that is expected to be paid to the Trust based on shipments through the end of each calendar quarter.  The Trust’s financial statements are prepared on an accrual basis and present the Trust’s results of operations based on each fiscal quarter which ends one month after the close of each calendar quarter.  Because distributions are declared based on royalty income that is payable as of the end of each calendar quarter and the Trust’s Net Income is calculated as of the end of each fiscal quarter, the distributions declared by the Trust are not equivalent to the Trust’s Net Income during the periods reported in this quarterly report on Form 10-Q.

Note 4.                           In April, the Trust received its quarterly distribution payment from Northshore of approximately $5,200,000. In accordance with the Trust’s revenue recognition policy, the Trust recognized revenue related to tons of iron ore that were shipped by Northshore, but for which Northshore has indicated that final pricing is not yet known.  As a result of decreases in estimated pellet pricing subsequent to January 31, 2009, the cash proceeds received by the Trust in April 2009 exceeded the royalty revenue recognized by the Trust for the nine month period ended October 31, 2009.  Accordingly, the Trust has estimated a $2,250,000 liability in the form of deferred royalty revenue based on current pricing estimates provided by Northshore. Deferred royalty revenue will be adjusted in accordance with the Trust’s revenue recognition policy each quarter as updated pricing information is received.  It is possible that deferred royalty revenue may reduce future royalty payments to be received from Northshore beginning in the first quarter of 2010 when pricing related to these tons of iron ore that were previously shipped by Northshore is expected to be finalized.

Note 5.                           The Unallocated Reserve consisted of $2,068,574 (unaudited) in unallocated cash and U.S. Government securities, and $2,024,528 (unaudited) of accrued revenue primarily representing royalties not yet received by the Trust but anticipated to be received in January 2010, less estimated deferred royalty revenue of $2,250,000.  Pursuant to the Agreement of Trust, the Trust makes cash distributions to Unitholders based on the royalty payments it receives from Northshore when received, rather than as royalty income is recorded in accordance with the Trust’s revenue recognition policy.  Refer to Note 4 for further information.

As of October 31, 2009 and January 31, 2009, the Trust’s Unallocated Reserve was comprised of the following components:

	October 31, 2009	January 31, 2009
	(unaudited)
Cash and U.S. Government securities	$2,068,574	$1,070,203
Accrued income receivable	2,024,528	2,721,978
Deferred royalty revenue	(2,250,000)	-0-

Unallocated Reserve	$1,843,102	$3,792,181

A reconciliation of the Trust’s Unallocated Reserve from January 31, 2009 to October 31, 2009 is as follows:

Unallocated Reserve, January 31, 2009	$3,792,181

Net income	5,922,928
Distributions declared and paid	(7,872,007)

Unallocated Reserve, October 31, 2009 (unaudited)	$1,843,102

The Trustees have determined that the unallocated cash and U.S. Government securities portion of the Unallocated Reserve should be maintained at a prudent level, usually within the range of $500,000 to $1,000,000, to meet present or future liabilities of the Trust.  As a result of the $2,250,000 deferred royalty revenue recorded by the Trust, the Trustees have determined that it is prudent to increase the unallocated cash and U.S. Government securities portion of the Unallocated Reserve above the range of $500,000 to $1,000,000.

Note 6.                           Effective August 1, 2009, the Trust adopted the FASB Accounting Standards Codification™ (“Codification”). The Codification is the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. The content of the Codification carries the same level of authority, thereby modifying the previous GAAP hierarchy to include only two levels of GAAP: authoritative and nonauthoritative. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Adoption of the Codification did not result in a change in current accounting practice.

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

This discussion should be read in conjunction with the condensed financial statements and notes presented in this Form 10-Q and the financial statements and notes in the last filed Annual Report on Form 10-K filed for the period ending January 31, 2009 for a full understanding of Mesabi Trust’s financial position and results of operations for the nine month period ended October 31, 2009.

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

Results of Operations

Comparison of Iron Ore Pellet Production and Shipments for the Three and Nine Months Ended October 31, 2009 and October 31, 2008

As shown in the table below, production of iron ore pellets at Northshore from Mesabi Trust lands during the fiscal quarter ended October 31, 2009 totaled approximately 1.1 million tons and actual shipments over the same period totaled approximately 1.3 million tons.  By comparison, actual pellet production and actual shipments for the comparable period in 2008 were approximately 1.0 million tons and 1.5 million tons, respectively.

The 13% increase in production for the fiscal quarter ended October 31, 2009, as compared to the prior comparable period, is primarily the result of reduced mining operations due to scheduled maintenance and repairs at Northshore during the three months ended October 31, 2008.  The increase in production is also the result of Northshore’s decision to resume mining operations, and make up for deferred production, after operations were idled from April 2009 through early July 2009.   The 13% decrease in shipments from Trust lands, during the three months ended October 31, 2009 as compared to the three months ended October 31, 2008, is primarily attributable to a decline in orders from Cliffs’ customers because of lower anticipated demand from customers that Cliffs’ customers serve.

Fiscal Quarter Ended	Pellets Produced from Trust Lands (tons)	Pellets Shipped from Trust Lands (tons)
October 31, 2009	1,122,020	1,307,915
October 31, 2008	995,398	1,503,256

As shown in the table below, during the nine months ended October 31, 2009, production of iron ore pellets at Northshore from Mesabi Trust lands totaled approximately 2.08 million tons, and actual shipments over the same period totaled approximately 1.82 million tons.  By comparison, actual pellet production and actual shipments for the comparable period in 2008 were approximately 3.69 million tons and 5.09 million tons, respectively.

Production for the nine months ended October 31, 2009 fell short of production during the same period ended October 31, 2008 by approximately 43.5%.  Shipments for the nine months ended October 31, 2009 decreased 64.2% compared to the nine months ended October 31, 2008.  The decrease in production at Northshore is primarily the result of the mining operations at Northshore being shutdown from April 2009 through early July 2009.  The significant decrease in shipments during the nine months ended October 31, 2009, as compared to the same period in 2008, is due to the lower demand from Cliffs’ customers as they continue to adjust their purchases based on anticipated demand from their customers.

Nine Months Ended	Pellets Produced from Trust Lands (tons)	Pellets Shipped from Trust Lands (tons)
October 31, 2009	2,082,085	1,823,812
October 31, 2008	3,685,182	5,092,258

Comparison of Royalty Income for the Three and Nine Months Ended October 31, 2009 and October 31, 2008

Total royalty income for the three months ended October 31, 2009 was $5,041,525. This represents a decrease of approximately 57.2% as compared to the comparable prior period.  Base overriding royalties decreased 66.0% to $2,628,313 and bonus royalties decreased 41.5% to $2,307,608.

The decrease in base overriding royalties for the three months ended October 31, 2009 is the result of the lower volume of shipments of iron ore pellets from Trust lands and a decrease in the average sales price per ton of iron ore pellets, both as compared to the same period in 2008.  Similarly, the decrease in bonus royalties is primarily due to lower contract prices for shipped iron ore products and fewer tons shipped, resulting in a decreased bonus royalty amount, which is calculated by multiplying the applicable royalty rate by the difference between the sales price per ton and the adjusted threshold price for 2009 of $48.48 per ton.

Fee royalties paid to the Mesabi Land Trust decreased for the three months ended October 31, 2009, as compared to October 31, 2008.  The following table summarizes the components of the total royalty income received by Mesabi Trust during the three months ended October 31, 2009 and October 31, 2008.

	Three Months Ended October 31,
	2009	2008
Base overriding royalties	$2,628,313	$7,722,825
Bonus royalties	2,307,608	3,940,960
Minimum advance royalty paid (recouped)	—	—
Fee royalties	105,604	114,582
Total royalty income	$5,041,525	$11,778,367

Total royalty income for the nine months ended October 31, 2009 decreased 80.0% from the prior comparable period to $6,482,372. Base overriding royalties decreased 83.4% to $3,257,669 and bonus royalties also decreased 75.5% to $3,032,278 for the nine months ended October 31, 2009.  The decrease in base overriding royalties received by the Trust is the result of lower contract prices for shipped iron ore products and significantly lower volume of total shipments of iron ore from Trust lands through October 31, 2009, each as compared to the prior comparable period.  The decrease in bonus royalties received by the Trust is also due to lower contract prices for shipped iron ore resulting in a decrease in the bonus royalty amount, which is calculated by multiplying the applicable royalty rate by the difference between the sales price per ton and the adjusted threshold price for 2009 of $48.48 per ton.

Fee royalties paid to the Mesabi Land Trust decreased approximately 52.6% to $192,425 for the nine months ended October 31, 2009, as a result of fewer gross tons of crude taconite mined.  The following table summarizes the components of Mesabi Trust’s total royalty income for the nine months ended October 31, 2009 and October 31, 2008.

	Nine Months Ended October 31,
	2009	2008
Base overriding royalties	$3,257,669	$19,635,564
Bonus royalties	3,032,278	12,350,997
Minimum advance royalty paid (recouped)	—	—
Fee royalties	192,425	406,079
Total royalty income	$6,482,372	$32,392,640

Comparison of Trust Income, Expenses and Distributions for the Three and Nine Months Ended October 31, 2009 and October 31, 2008

Net income for the fiscal quarter ended October 31, 2009 was $4,900,869, a decrease of approximately 58.0% as compared to the quarter ended October 31, 2008.  The decrease in net income is the result of decreased base overriding royalties and bonus royalties.  Interest income received by Mesabi Trust decreased 93.2% as compared to the prior comparable period primarily due to a decrease in the amount of royalties received and held by Mesabi Trust prior to paying the quarterly distribution.  Expenses increased 2.2% from the prior comparable period to $141,870, as a result of slightly higher general operating expenses incurred in the administration of the Trust.  The following is a summary of Mesabi Trust’s income and expenses for the three months ended October 31, 2009 and October 31, 2008.

	Three Months Ended October 31,
	2009	2008
Total royalty income	$5,041,525	$11,778,367
Interest income	1,214	17,749
Gross income	5,042,739	11,796,116

Expenses	141,870	138,805
Net income	$4,900,869	$11,657,311

Net income for the nine months ended October 31, 2009 was $5,922,928, a decrease of approximately 81.4% as compared to the nine months ended October 31, 2008.  This decrease is primarily attributable to lower base overriding royalties and bonus royalties, as compared to the nine months ended October 31, 2008.  Interest income received by Mesabi Trust decreased 77.9% from the prior comparable period due to a decrease in the amount of royalties received and held by Mesabi Trust prior to paying the quarterly distributions.  Expenses increased 0.9% from the prior comparable period to $567,629.  The following table summarizes Mesabi Trust’s income and expenses for the nine months ended October 31, 2009 and October 31, 2008.

	Nine Months Ended October 31,
	2009	2008
Total royalty income	$6,482,372	$32,392,640
Interest income	8,185	37,086
Gross income	6,490,557	32,429,726

Expenses	567,629	562,446
Net income	$5,922,928	$31,867,280

As presented on the Trust’s Condensed Statements of Income on page 2 of this quarterly report, the Trust’s net income per unit decreased $0.515 to $0.3735 for the three months ended October 31, 2009 and decreased $1.9775 to $0.4514 for the nine months ended October 31, 2009 as compared to the three and nine months ended October 31, 2008, respectively. The Trust declared cash distribution of $0.22 per unit for the three months ended October 31, 2009.  Comparatively, the Trust declared and paid a distribution of $1.25 per unit for the three months ended October 31, 2008.  For the nine months ended October 31, 2009, and October 31, 2008, the Trust declared distributions of $0.60 and $2.37, respectively.

Distributions are declared after receiving notification from Northshore as to the amount of royalty income that is expected to be paid to the Trust based on shipments through the end of each calendar quarter and such royalty payments may include pricing adjustments with respect to shipments during prior periods.  The Trust accounts for and reports accrued income receivable based on shipments during the last month of the Trust’s fiscal quarter (April, July, October and January) and price adjustments under the Cliffs Pellet Agreements (which can be positive or negative and can result in significant variations in royalties received by Mesabi Trust and cash available for distribution to Unitholders).  The Trust accounts for these amounts by using estimated prices and reports such amounts even though accrued income receivable is not available for distribution to Unitholders until it is received by the Trust.  Accordingly, distributions declared by the Trust are not equivalent to the Trust’s Net Income during the periods reported in this quarterly report on Form 10-Q.

Comparison of Unallocated Reserve as of October 31, 2009, October 31, 2008 and January 31, 2009

The Unallocated Reserve, which is comprised of accrued income receivable, cash reserves for potential fixed or contingent future liabilities, and, with respect to the nine months ended October 31, 2009, deferred royalty revenue, decreased from $2,432,878 as of October 31, 2008 to $1,843,102 as of October 31, 2009.  A significant component of the Trust’s Unallocated Reserve as of October 31, 2008 and October 31, 2009, was the accrued income receivable of $1,551,874 and, $2,024,528, respectively.  The increase in the accrued income receivable portion of the Unallocated Reserve is the result of higher shipments during the month of October 2009 as compared to October 2008 but has been partially offset by lower royalty rates on those tons and generally lower pellet prices.  The Trust’s cash reserve for potential fixed or contingent future liabilities, represented on the Trust’s balance sheet by unallocated cash and U.S. Government securities, increased 135% to $2,068,574 as of October 31, 2009 from $881,004 as of October 31, 2008.  The increase in the cash reserve for potential fixed or contingent future liabilities is due to the Trustees’ decision to not declare a distribution during the quarter ended July 31, 2009, because of the Trust’s deferred royalty revenue liability and the uncertainty surrounding the volatile global economic climate that continues to impact the iron ore and steel industries.

The decline in the Trust’s Unallocated Reserve as of October 31, 2009 from October 31, 2008, is the result of an estimated $2,250,000 liability, which is represented on the Trust’s balance sheet as deferred royalty revenue, and which was offset by the increases in accrued income receivable, unallocated cash and U.S. Government securities noted above.  Because of declines in the estimated pricing of iron ore pellets subsequent to January 31, 2009, the royalty payment received by the Trust in April 2009 includes approximately $2,250,000 of cash proceeds that were received by the Trust, but have not been recognized as revenue in accordance with the Trust’s revenue recognition policy.  Because of slight increases in current pricing estimates provided to the Trust by Northshore, the deferred royalty revenue decreased approximately 12.5% from $2,570,000 as of July 31, 2009 to $2,250,000 as of October 31, 2009.  The Trust did not have any deferred royalty revenue as of October 31, 2008.  Depending on future adjustments to iron ore pellet pricing, if any, the deferred royalty revenue could cause a cumulative negative price adjustment related to shipments of pellets during prior periods, which could partially or even completely offset future royalty income to be received by the Trust.

The Trust’s Unallocated Reserve as of October 31, 2009 decreased from $3,792,181 as of January 31, 2009, to $1,843,102 as of October 31, 2009.  The decrease in the Unallocated Reserve is due primarily to the Trust’s accrual of $2,250,000 in deferred royalty revenue. Moreover, as a result of the price adjustment mechanisms under the Cliffs Pellet Agreements, the Trust received positive adjustments to its royalty income which is reflected in the royalty income for the year ended January 31, 2009.  Those adjustments were attributable to shipments of iron ore pellets by Northshore/Cliffs to its customers from Silver Bay, Minnesota during calendar years 2006, 2007 and 2008.  In the aggregate, the pricing adjustments increased the accrued income receivable reflected on the Trust’s balance sheet as of January 31, 2009.  At January 31, 2009, approximately 72% of the Unallocated Reserve or $2,721,978 was represented by accrued income receivable while 28% or $1,070,203 was represented by unallocated cash and U.S. Government securities.

The Trustees have determined that the cash and U.S. Government securities portion of the Unallocated Reserve, usually within the range of $500,000 to $1,000,000 or such other amount as the

Trustees may deem prudent, should be maintained as a reserve for potential fixed or contingent future liabilities.  As a result of the $2,250,000 deferred royalty revenue recorded by the Trust, the unpredictable nature of the current economic conditions, and the potential for future negative price adjustments under the long-term customer contracts between Northshore, Cliffs and certain customers, the Trustees have determined that it is prudent to increase the cash and U.S. Government securities portion of the Unallocated Reserve above the range of $500,000 to $1,000,000.  The actual amount of the Unallocated Reserve will fluctuate from time to time and may increase or decrease from its current level. Future distributions will be highly dependent upon royalty income as it is received, changes in estimated pricing, potential for future price adjustments and the level of Trust expenses.  The amount of future royalty income available for distribution will be subject to the volume of iron ore product shipments and the dollar level of sales by Northshore.  Shipping activity is greatly reduced during the winter months and economic conditions, particularly those affecting the steel industry, may adversely affect the amount and timing of such future shipments and sales.  It is possible that future negative price adjustments could offset, or even eliminate, royalties or royalty income that would otherwise be payable to the Trust in any particular quarter, or at year end, thereby potentially reducing cash available for distribution to the Trust’s Unitholders in future quarters.  See discussion under the heading “Risk Factors” beginning on page 3 of the Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009, as updated by Part II — Item 1A of Mesabi Trust’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2009.

The Trustees will continue to monitor the economic circumstances of the Trust to strike a responsible balance between distributions to Unitholders and the need to maintain reserves at a prudent level, given the unpredictable nature of the iron ore industry, the Trust’s dependence on the actions of the lessee/operator, and the fact that the Trust essentially has no other liquid assets.

Recent Developments

Production and Shipments.  In its Form 10-Q filed October 30, 2009, Cliffs reported that production at Northshore for the three months ended September 30, 2009 was 1.0 million tons and total production for the nine months ended September 30, 2009 was approximately 2.0 million tons.    Comparatively, production of iron ore pellets at Northshore for the three and nine months ended September 30, 2008 was 1.6 million tons and 4.4 million tons, respectively.  In a current report on Form 8-K filed May 5, 2009, Cliffs reported that it is estimating total production of 3.2 million tons of iron ore pellets at Northshore during calendar year 2009.  Northshore has not provided the Trustees with an estimate of total expected shipments of iron ore pellets for calendar year 2009.   During calendar years 2008, 2007, 2006, 2005 and 2004, the percentage of shipments of iron ore products from Mesabi Trust lands was approximately 90.2%, 88.2%, 90.9%, 90.1% and 92.0%, respectively, of total shipments.  Northshore has not advised the Trustees as to the percentage of iron ore products from Mesabi Trust lands it anticipates shipping in calendar year 2009.  See the description of the uncertainty of market conditions in the iron ore and steel industry under “Important Factors Affecting Mesabi Trust “ below and the information under the heading “Risk Factors” in Part I — Item 1A of the Trust’s Annual Report on Form 10-K for the year-ended January 31, 2009, as updated by Part II — Item 1A of Mesabi Trust’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2009.

Production at Northshore.   Production at Northshore was shutdown from April 2009 through early July 2009.  As reported by Cliffs, production at Northshore resumed at reduced levels in early July.  In its Form 10-Q filed October 30, 2009, Cliffs reported that Northshore would operate its two large furnaces during Cliffs’ fourth quarter.  Cliffs has not informed the Trustees of any change to its estimate that total production at Northshore during calendar year 2009 will equal 3.2 million tons of iron ore pellets.  Cliffs has also not informed the Trustees about the effect that current production levels will have on shipments of iron ore pellets by Northshore from Silver Bay, Minnesota.  Accordingly, the Trustees are unable to make any projections regarding the production levels at Northshore or the future royalties payable to Mesabi Trust.

ArcelorMittal Arbitration with Cliffs.  In its Form 10-Q filed October 30, 2009, Cliffs reported that Northshore, along with The Cleveland-Cliffs Iron Company, Cliffs Mining Company and Cliffs Sales Company, filed two arbitration demands against ArcelorMittal USA Inc., ISG Cleveland Inc., ISG Indiana Harbor Inc. and Mittal Steel USA Weirton Inc. (collectively, “ArcelorMittal”).  Cliffs reported that each arbitration demand was filed on September 11, 2009 and related to the Umbrella Agreement entered into by the parties in 2007.  According to Cliffs, the first arbitration, to which ArcelorMittal filed an answer on October 1, 2009, stemmed from attempts by ArcelorMittal to revise the nomination of ArcelorMittal’s pellet requirements and a corresponding shipping schedule for 2009.  Cliffs reported that the nomination and shipping schedule were finalized in November 2008, and that ArcelorMittal provided several revised nominations and shipping schedules in 2009.  Cliffs reported that in response to the revised nominations, Cliffs filed the arbitration demand to enforce the nomination and shipping schedule finalized in November 2008 for the year 2009.  Cliffs further reported that a similar arbitration demand filed by Cliffs in 2008 and related to attempted revisions to the ArcelorMittal’s 2008 nomination was successful.

According to Cliffs, the second arbitration demand, to which ArcelorMittal filed an answer and counterclaim on October 1, 2009, related to ArcelorMittal’s attempt to reverse an election to defer certain tonnage for 2009.  As Cliffs reports, the Umbrella Agreement permits ArcelorMittal to make a one-time election to defer tons from one calendar year into the next, which then prevents ArcelorMittal from taking anything less than its minimum tonnage for the following calendar year.  ArcelorMittal made an election to defer tonnage from 2009 to 2010.  Subsequently, ArcelorMittal purported to revoke its election to defer, which would have the effect of increasing the tonnage to be received in 2009 and allowing ArcelorMittal to defer tonnage from 2010 into 2011.  Cliffs reported that it filed the arbitration demand to enforce the nomination and the 2009 deferral contained in the nomination.

The Trustees are unable to predict what impact the arbitration proceedings between Cliffs and ArcelorMittal will have on shipments from Northshore or future royalties payable to the Trust.

Northshore Administrative Permit Amendment.   In July 2007, Northshore filed a motion with the Minnesota Federal District Court seeking clarification of and relief from the “control city” standard established in that court’s 1975 injunction.  The Minnesota Federal District Court ruled that Northshore lacked standing to challenge the “control city” standard found in the 1975 injunction because the “control city” standard had become an independent state standard found in Northshore’s permits from the MPCA and thus, a favorable decision concerning the injunction would not affect Northshore’s duty to comply with its state permits.  For the same reason, the District Court also held that the 1975 injunction was moot and had no further force or effect because Northshore’s permits still require it to comply with the “control city” standard.  On August 17, 2009, the United States Court of Appeals for the Eighth Circuit affirmed the Minnesota Federal District Court’s decision that the “control city” standard in the 1975 injunction is moot.

As reported in the Trust’s Form 10-K filed April 16, 2009, according to Cliffs’ Form 10-K filed February 26, 2009, Cliffs filed a major permit amendment on August 28, 2008 to remove the “control city” requirement from its permit. Cliffs also reported that on November 25, 2008, in response to the proposed amendment, the Minnesota Pollution Control Agency (“MPCA”) issued an order declaring that Northshore’s request to remove the “control city” standard from its permit constitutes a “project” for which an Environmental Assessment Worksheet, or EAW, must be completed.  According to Cliffs’ Form 10-K, the MPCA also stated that it was ceasing all other work on the permit, including its own efforts to create a replacement standard, until the environmental review process was complete.  Cliffs also reported that Northshore has filed an action to challenge the MPCA’s requirement for an EAW in Minnesota State District Court, which is currently pending.  Cliffs reported in its Form 10-Q filed October 30, 2009 that oral arguments on this appeal were held on October 19, 2009.

The Trustees are unable to predict what impact, if any, the administrative hearings discussed above will have on Northshore’s compliance with its Title V operating permit or future royalties payable to the Trust.

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

The Trust did not have any changes in critical accounting policies or in significant accounting estimates during the three months ended October 31, 2009.  For a complete description of the Trust’s significant accounting policies, please see Note 2 to the financial statements included in the Trust’s Annual Report on Form 10-K for the year ended January 31, 2009.

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

Item 6.                Exhibits.

31	Certification of Corporate Trustee of Mesabi Trust pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Corporate Trustee of Mesabi Trust pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Report of Wipfli LLP, dated December 4, 2009 regarding its review of the unaudited interim financial statements of Mesabi Trust as of and for the three and nine months ended October 31, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MESABI TRUST
(Registrant)

	By:	DEUTSCHE BANK TRUST COMPANY AMERICAS
Corporate Trustee
Principal Administrative Officer and duly authorized signatory:*

	By:	DEUTSCHE BANK NATIONAL TRUST COMPANY

Date: December 4, 2009	By:	/s/ Kenneth R. Ring
Name: Kenneth R. Ring
Title: Vice President

* There are no principal executive officers or principal financial officers of the registrant.