Form 10-K
period 2010-01-31
MESABI TRUST
filed 2010-04-15
CIK 65172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes ☐  No ☐*

*The registrant has not yet been phased into the interactive data requirements.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  No ☒  Yes ☐

As of July 31, 2009, the aggregate market value of the Units of Beneficial Interest in the registrant held by non-affiliates of the registrant was $142,269,930* based on the closing sale price as reported on the New York Stock Exchange.

*Includes approximately $108,700 representing the market value, as of July 31, 2009, of 10,000 Units of Beneficial Interest the beneficial ownership of which is disclaimed by affiliates (see Item 12 herein).

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Annual Report of the Trustees for the Fiscal Year Ended January 31, 2010 (Annual Report)	Parts I, II, and IV

PART I

ITEM 1.                                                   BUSINESS.

(a)                                  General Development of Business.

The information under the headings “Trustees’ Discussion and Analysis of Financial Condition and Results of Operations,” “The Trust Estate,” “Leasehold Royalties,” and “Land Trust and Fee Royalties” beginning on pages 11, 20, 25 and 28, respectively, of the Annual Report of the Trustees of Mesabi Trust for the fiscal year ended January 31, 2010 (the “Annual Report”) is incorporated herein by reference.

(b)                                  Financial Information About Segments.

Substantially all of the revenue, operating profits and assets of Mesabi Trust (“Mesabi Trust” or the “Trust”) relate to one business segment—iron ore mining.  The information under the heading “Selected Financial Data” set forth on page 10 of the Annual Report is incorporated herein by reference.

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

(d)                                  Financial Information About Geographical Areas.

All of the Trust’s revenues and assets are derived from the Trust Estate.  The information under the heading “Selected Financial Data” set forth on page 10 of the Annual Report is incorporated herein by reference.

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

ITEM 4.                                                     RESERVED.

PART II

ITEM 5.                                                     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The information under the headings “Unallocated Reserve” and “Certificates of Beneficial Interest” set forth on pages 29 and 30, respectively, of the Annual Report is incorporated herein by reference.

ITEM 6.                                                     SELECTED FINANCIAL DATA.

The information under the heading “Selected Financial Data” set forth on page 10 of the Annual Report is incorporated herein by reference.

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

ITEM 8.                                                     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements, including the independent auditors’ reports thereon, filed as a part of this report, are presented on pages F-3 through F-16 and are incorporated herein by reference.

ITEM 9.                                                   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.                                            CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.  The Trust maintains a system of disclosure controls and procedures designed to ensure that information required to be disclosed by Mesabi Trust in the reports that it furnishes or files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and regulations of the Securities and Exchange Commission.  Due to the pass-through nature of the Trust, the Trust’s disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by Mesabi Trust is accumulated and communicated by Cliffs Natural Resources Inc. (“Cliffs”) and its wholly-owned subsidiary, Northshore Mining Company (“Northshore”).  In order to help ensure the accuracy and completeness of the information required to be disclosed in the Trust’s periodic and annual reports, the Trust employs certified public accountants, geological consultants, and attorneys.  These outside professionals advise the Trust in its review and compilation of the information in this Form 10-K and the other periodic reports filed by the Trust with the SEC.

As part of their evaluation of Mesabi Trust’s disclosure controls and procedures, the Trustees rely on quarterly shipment and royalty calculations provided by Northshore and Cliffs.  Because Northshore has declined to provide a written certification attesting to whether Northshore has established disclosure controls and procedures and internal controls sufficient to enable it to verify that the information furnished to the Trustees is accurate and complete, the Trustees also rely on (a) an annual certification from Northshore and Northshore’s parent, Cliffs Natural Resources Inc., certifying as to the accuracy of the royalty calculations, and (b) the related due diligence review performed by the Trust’s accountants.  In addition, Mesabi Trust’s consultants review the schedule of leasehold royalties payable and shipping and sales reports provided by Northshore against production and shipment reports prepared by Eveleth Fee Office, Inc., an independent consultant to Mesabi Trust (“Eveleth Fee Office”). Eveleth Fee Office gathers production and shipping information from Northshore and prepares monthly production and shipment reports for the Trustees. Furthermore, as part of its engagement by Mesabi Trust, Eveleth Fee Office also attends Northshore’s calibration and testing of its crude ore scales and boat loader scales which are conducted on a periodic basis.

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

ITEM 9B.                                          OTHER INFORMATION.

At the special meeting of the Trust’s Unitholders held on December 17, 2009 (the “Special Meeting”), the Unitholders appointed Robert C. Berglund to serve as successor Trustee of the Trust, replacing David J. Hoffman. Of the 11,294,759 Units voting in person or by proxy at the Special Meeting, on this proposal, 11,096,581 Units (or 84.58% of the Units outstanding) voted for Mr. Berglund, with 198,178 Units (or 1.51%) withholding votes.  Because the appointment of Mr. Berglund was determined to be a routine matter, and therefore subject to discretionary voting under NYSE Rule 452, there were no broker non-votes with respect to this proposal.

PART III

ITEM 10.                                              DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The Agreement of Trust dated July 18, 1961 (the “Agreement of Trust”) provides for a Corporate Trustee and four Individual Trustees (collectively, the “Trustees”).  The Trust does not have, nor does the Agreement of Trust provide for officers, a board of directors or an audit committee.  Generally, the Trustees continue in office until their resignation or removal.  Any Trustee may be removed at any time, with or without cause, by the holders of two-thirds in interest of the Certificates of Beneficial Interest in the Trust (the “Trust Certificates”) then outstanding.  In the case of an Individual Trustee, a successor is appointed if the Individual Trustee dies, becomes incapable of acting or is adjudged bankrupt or insolvent.  In the case of the Corporate Trustee, a successor is appointed if a receiver of the Corporate Trustee or of its property is appointed, or if any public officer takes charge or control of the Corporate Trustee or of its property or affairs for the purpose of rehabilitation, conservation or liquidation.  Successor Trustees can only be appointed by the holders of a majority in interest of the Trust Certificates then outstanding.  Because such appointments are not made on a regular or periodic basis, the Trust does not have a standing nominating committee or a policy in place for the recommendation and nomination of successor Trustees.

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

To carry out the Trustees’ duties under the Agreement of Trust, the Trustees meet on a quarterly basis to discuss information and circumstances relevant to the Trust.  The Trustees also conduct telephone conferences from time to time between the quarterly meetings to address developments that require more timely attention.  The Trust held four regular Trustee meetings and nine special meetings via teleconference in fiscal 2010.  All of the Trustees who were then appointed were present at all of the meetings held in fiscal 2010.

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

Because Mesabi Trustees are appointed until they resign or are removed, at the time of nomination the Trustees believe that it is necessary for each Trustee to possess many qualities and skills. The present Trustees of Mesabi Trust principal occupations and directorships held with other public corporations during the past five years, or longer as material, their ages and the year first elected as a Trustee, are set forth below.

Robert C. Berglund

Age: 63

Year Appointed as Individual Trustee: 2009

Retired Mining Engineer, Cliffs Natural Resources, Inc.

Mr. Berglund has extensive experience in the mining industry.  He retired from his position as Vice President and General Manager of Northshore Mining Company in 2003 after spending thirty-five years in mining production and operations management with Cliffs. Mr. Berglund joined Cliffs after graduating from Penn State University in 1968 with a B.S. in Mining Engineering. From 1976 until 2003, Mr. Berglund worked onsite at various mines owned and operated by Cliffs across North America.

James A. Ehrenberg

Age: 67

Year Appointed as Individual Trustee: 2006

Retired Vice President, U.S. Bank, N.A.

Mr. Ehrenberg has extensive experience serving as corporate trustee.  Before retiring from his position as Senior Vice President of U.S. Bank, N.A. Mr. Ehrenberg spent nearly forty years in the Corporate Trust department of U.S. Bank, N.A. and its predecessor, First Trust Company of Saint Paul. From 1983 until April 2005, Mr. Ehrenberg was directly responsible for providing corporate trustee services to the Mesabi Land Trust of which Mesabi Trust is the sole trust certificate holder.

Richard G. Lareau

Age: 81

Year Appointed as Individual Trustee: 1990

Senior Partner, Oppenheimer Wolff & Donnelly LLP

Mr. Lareau is a senior partner in the law firm of Oppenheimer Wolff & Donnelly LLP with which firm he has been associated since 1956.  Through his legal work, Mr. Lareau has represented numerous clients on a wide range of issues including, corporate, trust and real estate law.  Over the course of his legal career, Mr. Lareau has also served as a director on the boards of numerous publicly-traded companies.  During his service as a director on the boards of publicly-traded corporations, Mr. Lareau also served as a member, and frequently as chair, of board committees, including: audit, compensation, governance, nominating, and executive.

Norman F. Sprague III, M.D.

Age: 63

Year Appointed as Individual Trustee: 1981

Orthopedic Surgeon

Dr. Sprague, appointed as a Mesabi Trustee in 1981, is the longest serving member of the Mesabi Trustees.  Dr. Sprague received a B.S. in Geology from the University of California, Santa Barbara and a M.D. from UCLA.  Dr. Sprague also has investment experience as a general partner in two private investment partnerships.  Dr. Sprague’s nearly thirty years experience as a Trustee makes him an important part of the institutional memory of the Mesabi Trust.

The Trust believes that each of the Individual Trustees has a diversified background and extensive financial, business and industry specific expertise that make him an important resource in the oversight of the Trust’s affairs.  There are no family relationships among any of the Individual Trustees.

David J. Hoffman, who served as a Mesabi Trustee from 1977 until his successor was appointed at the Special Meeting of Trust Certificate Holders on December 17, 2009, retired from the Trust effective upon the appointment of Mr. Berglund.

ITEM 11.                                              EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

The Trust does not have a board of directors, executive officers or any employees.  The compensation paid to the Trustees is governed by the Amendment to the Agreement of Trust dated October 25, 1982, as amended (the “Amendment”).  The Trust does not use any compensation consultants.

The Amendment does not provide for any stock awards, option awards, non-equity incentive plan compensation, change in pension value, nonqualified deferred compensation earnings or any other compensation.  The Trust does not have severance agreements nor does it provide post-retirement benefits to the Trustees.  Accordingly, all such tables have been omitted from this Annual Report on Form 10-K.

Pursuant to the Amendment, each Individual Trustee receives at least $20,000 in annual compensation for services as Trustee.  Each year, annual Trustee compensation is adjusted up or down (but not below $20,000) in accordance with changes from the November 1981 level of 295.5 (the “1981 Escalation Level”) in the All Commodities Producer Price Index (with 1967 = 100 as a base).  The All Commodities Producer Price Index is published by the U.S. Department of Labor, Bureau of Labor Statistics.  The adjustment is made at the end of each fiscal year and is calculated on the basis of the proportion between (a) the level of such index for the November preceding the end of such fiscal year, and (b) the 1981 Escalation Level.  Any action to modify or otherwise vary the compensation of the Individual Trustees as provided by the Amendment must be approved by the affirmative vote of 66 2/3% of the outstanding units of beneficial interest.  Messrs. Ehrenberg, Lareau and Sprague, the Individual Trustees who served for the entire fiscal year, each received $35,999 in fiscal 2010.  Messrs. Berglund and Hoffman, the Individual Trustees who served for less than the entire fiscal year, received $17,499 and $27,496, respectively.

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

Additionally, each year the Corporate Trustee receives $62,500 to cover clerical and administrative services to Mesabi Trust, other than services customarily performed by a registrar or transfer agent for which the Corporate Trustee is paid additional service fees.  The Corporate Trustee earned $88,089 in cash compensation for the fiscal year ended January 31, 2010. The Corporate Trustee also received $9,974 for its services as registrar and transfer agent for the year ended January 31, 2010.  The Corporate Trustee earned $98,063 in total compensation for the fiscal year ended January 31, 2010.

Under the Amendment, the Individual Trustees may, in extraordinary circumstances, pay additional compensation to the Corporate Trustee.  The decision to pay such compensation must be unanimously approved by the Individual Trustees.  The Corporate Trustee did not receive any compensation for extraordinary services with respect to the year ended January 31, 2010.

Trustees’ Compensation Report

The Trustees have not designated a compensation committee and are not required to do so by applicable law or regulation.  The Trustees, as a group, have reviewed and discussed the Compensation Discussion and Analysis (“CD&A”) and based on such review and discussion have recommended that the CD&A be included in this Annual Report on Form 10-K.

MESABI TRUST

Deutsche Bank Trust Company Americas
Robert C. Berglund
James A. Ehrenberg
Richard G. Lareau
Norman F. Sprague III

Trustee Compensation

Summary Compensation Table

The table below summarizes the total compensation earned by each of the Individual Trustees and the Corporate Trustee in the fiscal year ended January 31, 2010.

Name	Trustee Fees Earned ($)		Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)

Deutsche Bank Trust Company Americas, Corporate Trustee	$88,089		N/A	N/A	N/A	N/A	$9,974	(1)	$98,063

Robert C. Berglund	$17,499	(2)	N/A	N/A	N/A	N/A	N/A		$17,499

James A. Ehrenberg	$35,999		N/A	N/A	N/A	N/A	N/A		$35,999

David J. Hoffman	$27,496	(2)	N/A	N/A	N/A	N/A	N/A		$27,496

Richard G. Lareau	$35,999		N/A	N/A	N/A	N/A	N/A		$35,999

Norman F. Sprague III	$35,999		N/A	N/A	N/A	N/A	N/A		$35,999

(1) Represents fees and disbursements paid to Deutsche Bank Trust Company Americas for its services as registrar and transfer agent of the Units.

(2) Pursuant to the Agreement of Trust, each Individual Trustee is paid compensation on a quarterly basis for service during each fiscal year.  To the extent that an Individual Trustee serves during any quarter in a fiscal year, he receives compensation for service during the quarters of the fiscal year that such Individual Trustee was in office.

ITEM 12.                                              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND TRUSTEES.

The following table sets forth information concerning each person known to Mesabi Trust to own beneficially more than 5% of the Trust’s Units outstanding as of April 2, 2010.  Such information has been obtained from Mesabi Trust’s records and a review of statements of beneficial ownership filed with Mesabi Trust pursuant to Rule 13d-102 under the Securities Exchange Act of 1934, as amended, through April 2, 2010.

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

The table below sets forth information as to the Units of Beneficial Interest in Mesabi Trust beneficially owned as of April 2, 2010 by the Trustees individually and as a group.  Except as otherwise indicated and subject to applicable community property laws, each Trustee has sole voting and investment powers with respect to the securities listed.  There were no Certificates of Beneficial Interest of Mesabi Trust owned or pledged by the Trustees as of January 31, 2010.

Name	Amount of Beneficial Ownership of Units		Percent of Class

Deutsche Bank Trust Company Americas	0		0

Robert C. Berglund	2,000		**

James A. Ehrenberg	3,000		**

Richard G. Lareau	24,000	(1)	**

Norman F. Sprague III	12,700		**

All trustees as a group	41,700		**

** Less than 1%

(1)          Includes 10,000 Units owned by Mr. Lareau’s wife, over which Mr. Lareau does not have any investment or voting power and as to which Mr. Lareau disclaims any beneficial ownership.

The Trust does not have any compensation plans under which securities of the Trust are authorized for issuance.

ITEM 13.                                              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Mr. Richard G. Lareau, who became a Trustee on March 7, 1990, is a senior partner in the law firm of Oppenheimer Wolff & Donnelly LLP, of Minneapolis, Minnesota.  That firm has been retained by Mesabi Trust since 1961 to act with respect to matters of Minnesota law, and was retained in 1991 by the Trustees other than Mr. Lareau to act as general legal counsel.  Mesabi Trust paid Oppenheimer Wolff & Donnelly LLP (“Oppenheimer”) fees totaling $224,796 for legal services provided to the Trust during the fiscal year ended January 31, 2010 compared with fees totaling $219,329 for legal services provided to the Trust during fiscal year ended January 31, 2009.  Please see the disclosure under the heading “Trust Expenses” beginning on page 28 of the Annual Report for additional information regarding the fees paid to Oppenheimer for the Trust’s legal expenses.

Related Person Transaction Policy

During the fiscal year ended January 31, 2010, the Trustees met on a quarterly basis and reviewed and approved or ratified certain transactions that occurred during the prior fiscal quarter.  In connection with their review of the Trust’s transactions, the Trustees consider whether there have been any related person transactions.  In determining whether to approve a related person transaction, the Trustees consider the following factors, in addition to any other factors they deem necessary or appropriate:

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

Certain types of transactions, which would otherwise require review, are pre-approved by the Trustees in accordance with the policy. These types of transactions include, for example, (i) transactions, which when aggregated with the amount of all other transactions between the related person and the Trust, involve less than $120,000 in a fiscal year; (ii) transactions where the interest of the related person arises only by way of a directorship or minority stake in another organization that is a party to the transaction; (iii) transactions with a related person involving services as a bank depositary of funds, transfer agent, registrar, trustee under a trust indenture, or similar services; and (iv) a transaction that is specifically contemplated by provisions of the Trust’s indenture.

Based on their review of the Trust’s transactions during the fiscal year ended January 31, 2010, the Trustees concluded that there were no related person transactions required to be disclosed in this Annual Report on Form 10-K.

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

The aggregate fees paid during fiscal 2010 for professional services rendered by Wipfli for the audit of the Trust’s annual financial statements, the audit of the Trustees’ assessment of internal control over financial reporting and review of the financial statements included in the Trust’s quarterly reports on Form 10-Q were $52,660, which amount excludes fees incurred by the Trust for professional services rendered by Wipfli after January 31, 2010 and not yet billed to the Trust.

The aggregate fees paid during fiscal 2009 for professional services rendered by Wipfli for the audit of the Trust’s annual financial statements, the audit of the Trustees’ assessment of internal control over financial reporting and review of the financial statements included in the Trust’s quarterly reports on Form 10-Q were $4,877, which amount excludes fees incurred by the Trust for professional services rendered by Wipfli after January 31, 2009 and not yet billed to the Trust.

(b)       Audit-Related Fees.

No fees were paid to Wipfli or GH&B for assurance and related services that were not reasonably related to the performance of the audit or review of the Trust’s financial statements for fiscal 2010 or fiscal 2009.

(c)        Tax Fees.

No fees were paid to Wipfli or GH&B for tax compliance, tax advice and tax planning for Mesabi Trust for fiscal 2010 or fiscal 2009.

(d)        All Other Fees.

No other fees were paid to Wipfli or GH&B for services provided to Mesabi Trust, other than those described in item (a), for fiscal 2010 or fiscal 2009.

Before the independent auditor is engaged to perform audit and review services for the Trust, the Trustees approve the engagements.

PART IV

ITEM 15.                                              EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) 1.                     Financial Statements:

The following Financial Statements are incorporated in this Report by reference from the following pages of the Annual Report:

Reports of Independent Registered Public Accounting Firms	Page F-3 and F-4

Balance Sheets as of January 31, 2010 and 2009	Page F-5

Statements of Income for the years ended January 31, 2010, 2009, and 2008	Page F-6

Statements of Unallocated Reserve and Trust Corpus for the years ended January 31, 2010, 2009, and 2008	Page F-7

Statements of Cash Flows for the years ended January 31, 2010, 2009, and 2008	Page F-8

Notes to Financial Statements	Pages F-9 - F-16

(a) 3.                     Exhibits:

Item No.	Item	Filing Method

3	Agreement of Trust dated as of July 18, 1961	Incorporated by reference from Exhibit 3 to Mesabi Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 1987.

3(a)	Amendment to the Agreement of Trust dated as of October 25, 1982	Incorporated by reference from Exhibit 3(a) to Mesabi Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 1988.

4	Instruments defining the rights of Trust Certificate Holders	Incorporated by reference from Exhibit 4 to Mesabi Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 1987.

10(a)	Peters Lease	Incorporated by reference from Exhibits 10(a) - 10(d) to Mesabi Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 1987.

10(b)	Amendment of Assignment of Peters Lease	Incorporated by reference from Exhibits 10(a) - 10(d) to Mesabi Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 1987.

10(c)	Cloquet Lease	Incorporated by reference from Exhibits 10(a) - 10(d) to Mesabi Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 1987.

10(d)	Assignment of Cloquet Lease	Incorporated by reference from Exhibits 10(a) - 10(d) to Mesabi Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 1987.

10(e)	Modification of Lease and Consent to Assignment dated as of October 22, 1982	Incorporated by reference from Exhibit 10(e) to Mesabi Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 1988.

Item No.	Item	Filing Method

10(f)	Amendment of Assignment, Assumption and Further Assignment of Peters Lease	Incorporated by reference from Exhibit A to Mesabi Trust’s Report on Form 8-K dated August 17, 1989.

10(g)	Amendment of Assignment, Assumption and Further Assignments of Cloquet Lease	Incorporated by reference from Exhibit B to Mesabi Trust’s Report on Form 8-K dated August 17, 1989.

10(h)	Summary Description of Trustees’ Compensation	Filed herewith.

13	Annual Report of the Trustees of Mesabi Trust for the fiscal year ended January 31, 2010	Filed herewith.

14	Trustees Code of Ethics	Incorporated by reference from Exhibit 13 to Mesabi Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004.

31	Certification of Corporate Trustee of Mesabi Trust pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32	Certification of Corporate Trustee of Mesabi Trust pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 15, 2010

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

/s/ Robert C. Berglund	April 15, 2010
Robert C. Berglund
Individual Trustee

/s/ James A. Ehrenberg	April 15, 2010
James A. Ehrenberg
Individual Trustee

/s/ Richard G. Lareau	April 15, 2010
Richard G. Lareau
Individual Trustee

/s/ Kenneth R. Ring	April 15, 2010
Kenneth R. Ring
Vice President
Deutsche Bank Trust Company Americas

/s/ Norman F. Sprague III	April 15, 2010
Norman F. Sprague III
Individual Trustee