Form 10-Q
period 2010-04-30
MESABI TRUST
filed 2010-06-07
CIK 65172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2010

or

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

As of June 2, 2010, there were 13,120,010 Units of Beneficial Interest in Mesabi Trust outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements. (Note 1)

Mesabi Trust

Condensed Statements of Income

Three Months Ended April 30, 2010 and 2009

	Three Months Ended
	April 30,
	2010	2009
	(unaudited)	(unaudited)
A. Condensed Statements of Income

Revenues
Royalty income	$4,987,731	$1,021,712
Interest income	5,096	3,169
	4,992,827	1,024,881

Expenses	207,862	223,835

Net income	$4,784,965	$801,046

Number of units outstanding	13,120,010	13,120,010

Net income per unit (Note 2)	$0.3647	$0.0611

Distributions declared per unit (Note 3)	$0.1250	$0.3800

See Notes to Condensed Financial Statements.

Mesabi Trust

Condensed Balance Sheets

April 30, 2010 and January 31, 2010

	April 30, 2010	January 31, 2010
	(unaudited)
B. Condensed Balance Sheets

Assets

Cash and cash equivalents	$358,506	$8,444,697

U.S. Government securities, at amortized cost (which approximates market)	2,850,222	1,850,515

Accrued income receivable	3,726,547	873,938
Prepaid expenses	39,821	30,422
	6,975,096	11,199,572

Fixed property, including intangibles, at nominal values

Amended Assignment of Peters Lease	1	1

Assignment of Cloquet Lease	1	1

Certificate of beneficial interest for 13,120,010 units of land trust	1	1
	3	3

	$6,975,099	$11,199,575

Liabilities, Unallocated Reserve and Trust Corpus

Liabilities
Distribution payable	$1,640,001	$7,216,005
Accrued expenses	90,299	85,735
Deferred royalty revenue (Note 4)	972,000	2,770,000
	2,702,300	10,071,740

Unallocated Reserve (Note 5)	4,272,796	1,127,832
Trust Corpus	3	3

	$6,975,099	$11,199,575

See Notes to Condensed Financial Statements.

Mesabi Trust

Condensed Statements of Cash Flows

Three Months Ended April 30, 2010 and 2009

	Three Months Ended
	April 30,
	2010	2009
	(unaudited)	(unaudited)
C. Condensed Statements of Cash Flows

Cash flows from operating activities
Royalties received	$338,064	$5,320,949
Interest received	4,154	3,100
Expenses paid	(212,697)	(176,579)

Net cash provided by operating activities	129,521	5,147,470

Cash flows from investing activities
Maturities of U.S. Government Securities	—	—
Purchases of U.S. Government Securities	(999,707)	(717,785)

Net cash (used for) provided by investing activities	(999,707)	(717,785)

Cash flow used for financing activity
Distributions to Unitholders	(7,216,005)	(1,443,201)

Net change in cash and cash equivalents	(8,086,191)	2,986,484

Cash and cash equivalents, beginning of year	8,444,697	2,254,107

Cash and cash equivalents, end of quarter	$358,506	$5,240,591

Reconciliation of net income to net cash provided by operating activities

Net income	$4,784,965	$801,046
Decrease (increase) in accrued income receivable	(2,852,609)	1,931,198
Increase in prepaid expenses	(9,399)	(9,397)
Increase in accrued expenses	4,564	54,623
Increase (decrease) in deferred royalty revenue	(1,798,000)	2,370,000

Net cash provided by operating activities	$129,521	$5,147,470

See Notes to Condensed Financial Statements.

MESABI TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS

April 30, 2010 (Unaudited)

Note 1.         The financial statements included herein have been prepared without audit (except for the balance sheet at January 31, 2010) in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  In the opinion of the Trustees, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the results of operations for the three months ended April 30, 2010 and 2009, (b) the financial position at April 30, 2010, and (c) the cash flows for the three months ended April 30, 2010 and 2009, have been made.  For further information, refer to the financial statements and footnotes included in Mesabi Trust’s Annual Report on Form 10-K for the year ended January 31, 2010.

Note 2.         Net income per unit includes accrued income receivable.  For the three months ended April 30, 2010, the Trust recorded $3,726,547 of accrued income receivable as reflected on the Condensed Balance Sheet as of April 30, 2010 (unaudited).  Accrued income receivable is accounted for and reported for the Trust’s first fiscal quarter based on shipments during the month of April even though such accrued income receivable is not available for distribution to Unitholders until it is actually received by the Trust at the end of July 2010.  Net income per unit is based on 13,120,010 units outstanding during the period.

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

Note 4.          As previously reported, in April 2009, the Trust received its quarterly distribution payment from Northshore of approximately $5,200,000. In accordance with the Trust’s revenue recognition policy, the Trust recognized revenue related to tons of iron ore that were shipped by Northshore, but for which Northshore had indicated that final pricing was not yet known.  As a result of decreases in estimated pellet pricing subsequent to January 31, 2009, the cash proceeds received by the Trust in April 2009 exceeded the royalty revenue recognized by the Trust in fiscal 2010.  Accordingly, the Trust had estimated a $2,770,000 liability in the form of deferred royalty revenue based on pricing estimates provided by Northshore as of January 31, 2010.

In April 2010, the Trust received customary quarterly payment notification from Northshore, which indicated that the Trust was credited a royalty payment of approximately $1.9 million.  However, because of declines in the price adjustment mechanisms under the Cliffs Pellet Agreements, Northshore applied a $2.8 million negative price adjustment with respect to shipments and sales by Northshore based on estimated pellet pricing.  These negative pricing adjustments, the corresponding offset against the quarterly royalty payment and an increase in estimated pellet pricing subsequent to January 31, 2010, reduced the Trust’s deferred royalty revenue liability from $2,770,000 as of January 31, 2010 to $972,000 as of April 30, 2010.

As of April 30, 2010, the Trust’s deferred royalty revenue also reflected the receipt of $203,000 of minimum advance royalty that will be recouped by Northshore in the Trust’s next fiscal quarter.  Pricing estimates are adjusted on a quarterly basis as updated pricing information is received from Northshore.  To the extent that the Trust has recorded a deferred royalty revenue liability, such amounts will be carried forward to subsequent quarters until there are sufficient positive royalty payments and/or future positive price adjustments to fully offset any remaining negative price adjustments.

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

At April 30, 2010, the Unallocated Reserve of $4,272,796 consisted of $1,518,249 in unallocated cash and U.S. Government securities, $3,726,547 of accrued revenue primarily representing royalties not yet received by the Trust but anticipated to be received in July 2010, less estimated deferred royalty revenue of $972,000.  Pursuant to the Agreement of Trust, the Trust makes cash distributions to Unitholders based on the royalty payments it receives from Northshore when received, rather than as royalty income is recorded in accordance with the Trust’s revenue recognition policy.  Refer to Note 4 for further information.

In summary, as of April 30, 2010 and January 31, 2010, the Trust’s Unallocated Reserve was comprised of the following components:

	April 30, 2010	January 31, 2010
	(unaudited)
Cash and U.S. Government securities	$1,518,249	$3,023,894
Accrued Income Receivable	3,726,547	873,938
Deferred Royalty Revenue	(972,000)	(2,770,000)

Unallocated Reserve	$4,272,796	$1,127,832

A reconciliation of the Trust’s Unallocated Reserve from January 31, 2010 to April 30, 2010 is as follows:

Unallocated Reserve, January 31, 2010	$1,127,832

Net income	4,784,965
Distributions declared	(1,640,001)

Unallocated Reserve, April 30, 2010	$4,272,796

Item 2.   Trustees’ Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Certain information included in this Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934.  All such forward-looking statements, including those statements estimating iron ore pellet production or shipments, are based on information from the lessee/operator (and its parent corporation) of the mine located on the lands owned and held in trust for the benefit of the holders of units of beneficial interest of Mesabi Trust.  These statements may be identified by the use of forward-looking words, such as “may,” “will,” “could,” “project,” “predict, “ “intend,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “should,” “assume,” “forecast” and other similar words.  Such forward-looking statements are inherently subject to known and unknown risks and uncertainties.  Actual results and future developments could differ materially from the results or developments expressed in or implied by these forward-looking statements.  These risks and uncertainties include, but are not limited to, volatility of iron ore and steel prices, market supply and demand, competition, regulation or government action, litigation and uncertainties about estimates of reserves.  Further, substantial portions of royalties earned by Mesabi Trust are based on estimated prices that are subject to interim and final adjustments which can be positive or negative and are dependent in part on multiple price and inflation index factors under agreements to which Mesabi Trust is not a party and that are not known until after the end of a contract year.  It is possible that future negative price adjustments could partially or even completely offset royalties or royalty income that would otherwise be payable to the Trust in any particular quarter, or at year end, thereby potentially reducing cash available for distribution to the Trust’s Unitholders in future quarters.  For a discussion of the factors, including without limitation, those that could materially and adversely affect Mesabi Trust’s actual results and performance, see “Risk Factors” in Part I — Item 1A of Mesabi Trust’s Annual Report on Form 10-K for the year-ended January 31, 2010.  Mesabi Trust undertakes no obligation, other than that imposed by law, to make any revisions to the forward-looking statements contained in this filing or to update them to reflect circumstances occurring after the date of this filing.

This discussion should be read in conjunction with the condensed financial statements and notes presented in this Form 10-Q and the financial statements and notes in the last filed Annual Report on Form 10-K filed for the period ending January 31, 2010 for a full understanding of Mesabi Trust’s financial position and results of operations for the three month period ended April 30, 2010.

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

Leasehold royalty income constitutes the principal source of the Trust’s revenue.  Royalty rates are determined in accordance with the terms of the Trust’s leases and assignments of leases.  Three types of royalties, as well as royalty bonuses, comprise the Trust’s leasehold royalty income:

•              Base overriding royalties.  Base overriding royalties have historically constituted the majority of the Trust’s royalty income.  Base overriding royalties are determined by both the volume and selling price of iron ore products shipped.  Northshore is obligated to pay the Trust base overriding royalties in varying amounts, based on the volume of iron ore products shipped.  Base overriding royalties are calculated as a percentage of the gross proceeds of iron ore products produced at the Trust lands (and to a limited extent other lands) and shipped from Silver Bay, Minnesota.  The percentage ranges from 2-1/2% of the gross proceeds for the first one million tons of iron ore products so shipped annually to 6% of the gross proceeds for all iron ore products in excess of 4 million tons so shipped annually.  Base overriding royalties are subject to price adjustments under the Cliffs Pellet Agreements and, as described elsewhere in this report, such adjustments may be positive or negative.

•              Royalty bonuses.  The Trust earns royalty bonuses when iron ore products shipped from Silver Bay are sold at prices above a threshold price per ton.  The royalty bonus is based on a percentage of the gross proceeds of product shipped from Silver Bay and sold at prices above a threshold price.  The threshold price is adjusted (but not below $30.00 per ton) on an annual basis for inflation and deflation (the “Adjusted Threshold Price”).  The Adjusted Threshold Price was $48.48 per ton for calendar year 2009 and is $48.81 per ton for calendar year 2010.  The royalty bonus percentage ranges from 1/2 of 1% of the gross proceeds (on all tonnage shipped for sale at prices between the Adjusted Threshold Price and $2.00 above the Adjusted Threshold Price) to 3% of the gross proceeds (on all tonnage shipped for sale at prices $10.00 or more above the Adjusted Threshold Price).  Royalty bonuses are subject to price adjustments under the Cliffs Pellet Agreements and, as described elsewhere in this report, such adjustments may be positive or negative.

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

•              Minimum advance royalties.  Northshore’s obligation to pay base overriding royalties and royalty bonuses with respect to the sale of iron ore products generally accrues upon the shipment of those products from Silver Bay.  However, regardless of whether any shipment has occurred, under the terms of the Amended Assignment Agreements, Northshore is obligated to pay to the Trust a minimum advance royalty.  Each year, the amount of the minimum advance royalty is adjusted (but not below $500,000 per annum) for inflation and deflation in accordance with the Amended Assignment Agreements.  The minimum advance royalty was $808,177 for calendar year 2009 and is $813,729 for calendar year 2010.  Until overriding royalties (and royalty bonuses, if any) for a particular year equal or exceed the minimum advance royalty for the year, Northshore must make quarterly payments of up to 25% of the minimum advance royalty for the year.  Because minimum advance royalties are essentially prepayments of base overriding royalties and royalty bonuses earned each year, any minimum advance royalties paid in a fiscal quarter are recouped by credits against base overriding royalties and royalty bonuses earned in later fiscal quarters during the year.

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

Results of Operations

Comparison of Iron Ore Pellet Production and Shipments for the Three Months Ended April 30, 2010 and April 30, 2009

As shown in the table below, production of iron ore pellets at Northshore from Mesabi Trust lands during the fiscal quarter ended April 30, 2010 totaled 1,321,406 tons, and actual shipments over the same period totaled 1,081,930 tons.  By comparison, actual pellet production and actual shipments for the comparable prior period were 681,178 tons and 237,453 tons, respectively.  The increase in production and shipments at Northshore, as compared to the prior comparable period, is the result of increases in anticipated demand and orders from Cliffs’ customers.

Fiscal Quarter Ended	Pellets Produced from Trust Lands (tons)	Pellets Shipped from Trust Lands (tons)
April 30, 2010	1,321,406	1,081,930
April 30, 2009	681,178	237,453

In its Form 10-Q filed April 29, 2010, Cliffs reported that Northshore was operating three of its four furnaces and is expecting that the fourth furnace will be restarted in July 2010.  Northshore has not provided the Trustees with an estimate of total expected shipments of iron ore pellets for calendar year 2010.

Comparison of Royalty Income for the Three Months Ended April 30, 2010 and April 30, 2009

Total royalty income for the quarter increased $3,966,019 over the comparable prior period.  The increase in total royalty income is due to higher sales prices per ton of iron ore pellets sold and an increase in the total volume of iron ore pellets shipped during the three months ended April 30, 2010, each as compared to the three months ended April 30, 2009.  The higher sales prices per ton and the increase in the volume of iron ore pellets shipped both contributed to an increase in the base overriding royalty and the bonus royalty payments.

The table below shows that the base overriding royalties, the bonus royalties, and the fee royalties each increased by $1,705,726, $2,187,693, and $72,600 respectively, for the three months ended April 30, 2010.  The increases in the base overriding royalties and the bonus royalties are both attributable to the higher sales prices per ton of iron ore pellets and the increase in the volume of tons shipped during the three months ended April 30, 2010, each as compared to the three months ended April 30, 2009.

The table below summarizes the components of Mesabi Trust’s royalty income for the three months ended April 30, 2010 and April 30, 2009, respectively:

	Three Months Ended April 30,
	2010	2009
Base overriding royalties	$2,276,291	$570,565
Bonus royalties	2,571,454	383,761
Minimum advance royalty paid (recouped)	—	—
Fee royalties	139,986	67,386
Total royalty income	$4,987,731	$1,021,712

Comparison of Income, Expenses and Distributions for the Three Months Ended April 30, 2010 and April 30, 2009

Net income for the three months ended April 30, 2010 was $4,784,965, an increase of $3,983,919 compared to the three months ended April 30, 2009.  As with the increase in total royalty income, the increase in net income for the quarter ended April 30, 2010 is the result of higher sales prices per ton of iron ore pellets shipped and an increase in the volume of tons shipped.  The Trust’s expenses of $207,862 for the three months ended April 30, 2010 was lower than the Trust’s expenses for the three month period ended April 30, 2009 due to lower legal, accounting and other expenses related to the administration of the Trust.  The table below summarizes the Trust’s income and expenses for the three months ended April 30, 2010 and April 30, 2009, respectively.

	Three Months Ended April 30,
	2010	2009
Total Royalty Income	$4,987,731	$1,021,712
Interest Income	5,096	3,169
Gross Income	4,992,827	1,024,881
Expenses	207,862	223,835
Net income	$4,784,965	$801,046

As presented on the Trust’s Condensed Statements of Income on page 2 of this quarterly report, the Trust’s net income per unit increased $0.3037 to $0.3647 for the three months ended April 30, 2010, as compared to the three months ended April 30, 2009.  At the same time, distributions declared per unit decreased $0.2550 from $0.3800 for the three months ended April 30, 2009 to $0.1250 for the three months ended April 30, 2010.  The decrease in distributions declared despite the significant increase in net income per unit is the result of two factors.  First, with respect to the royalty payment payable to the Trust for the three months ended March 31, 2010, $1.77 million that would have been paid to the Trust as a royalty payment was offset by Northshore against $2.8 million of negative pricing adjustments for shipments of iron ore pellets by Northshore during prior years.  This offset against royalty payments decreased the cash available for distribution by the Trust in the three months ended April 30, 2010.  Second, approximately $3.73 million or $0.284 per unit of the Trust’s net income for the three months ended April 30, 2010, was recorded as accrued income receivable.  This amount relates to shipping activity for April 2010 and was not included in the royalty payment received by the Trust in the three months ended April 30, 2010.  Therefore, such amounts will not available for distribution until July, 2010.  See the paragraph below and Notes 2 and 3 to the Trust’s Condensed Financial Statements in Item 1 of this Form 10-Q for the three months ended April 30, 2010 for additional information.

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

Comparison of Unallocated Reserve as of April 30, 2010, April 30, 2009 and January 31, 2010

As set forth in the table below, Unallocated Reserve (Deficit), which is comprised of accrued income receivable, cash reserve for potential fixed or contingent future liabilities and deferred royalty revenue, increased from ($392,377) as of April 30, 2009 to $4,272,796 as of April 30, 2010.   The increase in the Unallocated Reserve is the result of increases in the Trust’s accrued income receivable and cash reserve, combined with a decrease in the Trust’s deferred royalty revenue.

	Three Months Ended April 30,
	2010	2009
Accrued Income Receivable	$3,726,547	$790,780
Deferred Royalty Revenue	(972,000)	(2,370,000)
Cash Reserve	1,518,249	1,186,843
Unallocated Reserve	$4,272,796	$(392,377)

For the three months ended April 30, 2009, Mesabi Trust received a payment of approximately $4.6 million representing positive price adjustments for 2008 shipments and sales by Northshore that were based on estimated 2008 pricing, which was subject to adjustments in the future.  Because of declines in the estimated pricing of iron ore pellets subsequent to January 31, 2009, and the application of the price adjustment mechanisms under the Cliffs Pellet Agreements, the royalty payment received by the Trust in April 2009 included approximately $2,370,000 of cash proceeds that were received by the Trust but not recognized as revenue in accordance with the Trust’s revenue recognition policy which is described in Note 2 to the Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 2010.

In April 2010, the Trust received customary quarterly payment notification from Northshore, which indicated that the Trust was credited a royalty payment of approximately $1.9 million.  However, the Trust received only the minimum advance royalty payment of approximately $203,000 on April 30, 2010, because Northshore applied negative pricing adjustments of approximately $2.8 million against the approximately $1.7 million of the $1.9 million royalty payment credited to the Trust for shipments during the three months ended March 31, 2010.  This negative pricing adjustment and corresponding offset against royalties otherwise payable to the Trust resulted in a carry forward negative pricing adjustment of approximately $1.1 million and also reduced the deferred royalty revenue component of the Unallocated Reserve.  The Trust was advised by Northshore that Northshore intends to offset the approximately $1.1 million carry forward negative price adjustment against royalties payable to the Trust in future periods, which would further reduce the deferred revenue portion of the Unallocated Reserve.  The Trust’s deferred royalty revenue liability decreased from $2,370,000 as of April 30, 2009 to $972,000 for the three months ended April 30, 2010 as a result of Northshore’s offset of approximately $1.7 million of negative pricing adjustments against royalties that were credited to the Trust in the first quarter of 2010, increases in pellet prices subsequent to April 30, 2009, and the receipt of $203,000 of minimum advance royalty.

The Trust’s cash reserve for potential fixed or contingent future liabilities, represented on the Trust’s balance sheet by unallocated cash and U.S. Government securities, increased $331,406 to $1,518,249 as of April 30, 2010 from $1,186,843 as of April 30, 2009.  The increase in the Trust’s cash reserve is due to the Trustees’ decision to add to the Trust’s cash reserve because of the Trust’s deferred royalty revenue, the use of estimates regarding pricing that is potentially subject to negative adjustment in future periods, and as a result of the continuing uncertainty in the economic environment that affects the royalties paid to the Trust by Northshore under Cliffs Pellet Agreements.  At the same time, the accrued income receivable portion of the Unallocated Reserve increased from $790,780 as of April 30, 2009 to $3,726,547 as of April 30, 2010.  The increase in the accrued income receivable portion of the Unallocated Reserve is the result of increased shipments during the month of April 2010, together with higher prices on pellets shipped by Northshore, both as compared to April 2009.

The Trust’s Unallocated Reserve as of April 30, 2010 increased by $3,144,964 as compared to the fiscal year ended January 31, 2010.  The increase in the Unallocated Reserve is due to the decrease in deferred royalty revenue and an increase in accrued income receivable due to the increased shipments from Northshore during the month of April 2010, partially offset by a decrease in the cash reserve portion of the Unallocated Reserve.  At January 31, 2010, the Unallocated Reserve consisted of $3,023,894 in unallocated cash and U.S. Government securities, $873,938 of accrued income receivable, primarily representing royalties not yet received by the Trust but anticipated to be received in fiscal 2011, less deferred royalty revenue of ($2,770,000).   It is possible that future negative price adjustments could offset, or even eliminate, royalties or royalty income that would otherwise be payable to the Trust in any particular quarter, or at year end, thereby potentially reducing cash available for distribution to the Trust’s Unitholders in future quarters.  See discussion under the heading “Risk Factors” beginning on page 3 of the Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 2010.

The Trustees have determined that the unallocated cash and U.S. Government securities portion of the Unallocated Reserve should be maintained at a prudent level, usually within the range of $500,000 to $1,000,000, to meet present or future liabilities of the Trust.  As a result of the deferred royalty revenue recorded by the Trust as a liability, the Trustees determined that it was prudent to increase the unallocated cash and U.S. Government securities portion of the Unallocated Reserve above the range of $500,000 to $1,000,000.  Although the actual amount of the Unallocated Reserve will fluctuate from time to time and may increase or decrease from its current level, it is currently intended that future distributions will be highly dependent upon royalty income as it is received and the level of Trust expenses.  The amount of future royalty income available for distribution will be subject to the volume of iron ore product shipments and the dollar level of sales by Northshore.  Shipping activity is greatly reduced during the winter months and economic conditions, particularly those affecting the steel industry, may adversely affect the amount and timing of such future shipments and sales.  The Trustees will continue to monitor the economic circumstances of the Trust to strike a responsible balance between distributions to Unitholders and the need to maintain adequate reserves at a prudent level, given the unpredictable nature of the iron ore industry, the Trust’s dependence on the actions of the lessee/operator, and the fact that the Trust essentially has no other liquid assets.

Recent Developments

Production and Shipments at Northshore.  In its Form 10-Q filed April 29, 2010, Cliffs reported that production at Northshore for the three months ended March 31, 2010 was 1.2 million tons.  Comparatively, production of iron ore pellets at Northshore for the three months ended March 31, 2009 was 1.0 million tons.  The Trust’s consultants have advised the Trust that a four week shutdown of the Northshore plant to accommodate previously scheduled repairs began on May 30, 2010. During this time, the mining operations at Northshore will cease crude ore production but will continue to strip ore.  In its Form 10-Q Cliffs also reported that three of the four furnaces at Northshore were operating during the first calendar quarter with the fourth furnace expected to be restarted in July 2010.

As discussed above under the heading “Comparison of Royalty Income for the Three Months Ended April 30, 2010 and April 30, 2009,” the Trust’s total royalty income increased $3,966,019, from $1,021,712 for the three months ended April 30, 2009 to $4,987,731 for the three months ended April 30, 2010 as a result of increases in the volume of shipments and higher sales prices.  The Trust’s consultants advised the Trust that 901,578 tons of pellets attributable to the Trust were shipped from Northshore in May 2010, though no pricing information as to these shipments is available to the Trust at this time.  Northshore has not provided the Trustees with an estimate of total expected shipments of iron ore pellets for calendar year 2010.  See the description of the uncertainty of market conditions in the iron ore and steel industry under “Important Factors Affecting Mesabi Trust” below and the information under the heading “Risk Factors” in Part I – Item 1A of the Trust’s Annual Report on Form 10-K for the year-ended January 31, 2010.

Northshore Administrative Permit Amendment.    In its Form 10-Q filed April 29, 2010, Cliffs provided an update to the matters previously reported regarding air permit amendments submitted to the Minnesota Pollution Control Agency (the “MPCA”).  As previously reported, Northshore submitted an administrative permit amendment application on December 16, 2006 to the MPCA with respect to its Title V operating permit requesting the deletion of a 30 year old “control city” monitoring requirement.  The MPCA denied Northshore’s application on February 23, 2007 and Cliffs appealed the denial to the Minnesota Court of Appeals.

Cliffs reported that on August 28, 2008 Northshore filed a major permit amendment to remove the control city requirement from its permit. Cliffs also reported that on November 25, 2008, in response to the proposed amendment, the MPCA issued an order declaring that Northshore’s request to remove the control city standard from its permit constitutes a “project” for which an Environmental Assessment Worksheet, or EAW, must be completed.  According to Cliffs’, the MPCA also stated that it was ceasing all other work on the permit, including its own efforts to create a replacement standard, until the environmental review process was complete.  Northshore filed an action to challenge the MPCA’s requirement for an EAW in Minnesota State District Court.

In its Form 10-Q filed April 29, 2010, Cliffs reported that on January 13, 2010, the Minnesota District Court ruled that Northshore was entitled to judgment in its favor as a matter of law. Cliffs reported further that the District Court specifically ruled that its request to remove the control city standard was not a project under Minnesota law and that the MPCA’s determination that Northshore’s application required an EAW was arbitrary and capricious, unsupported by substantial evidence and an error of law.  In March, 2010, the MPCA appealed the District Court’s decision to the Minnesota Court of Appeals.  Cliffs reported that the Court of Appeals for the State of Minnesota dismissed the MPCA’s appeal on April 20, 2010.

The Trustees are unable to predict what impact the proceedings discussed above will have on Northshore’s compliance with its Title V operating permit or on future royalties payable to the Trust.

ArcelorMittal Arbitration with Cliffs.  In its Form 10-Q filed April 29, 2010, Cliffs provided an update to the matters previously reported regarding Cliffs’ arbitration with its customer ArcelorMittal.  As previously reported, Northshore, along with The Cleveland-Cliffs Iron Company, Cliffs Mining Company and Cliffs Sales Company, filed two arbitration demands against ArcelorMittal USA Inc., ISG Cleveland Inc., ISG Indiana Harbor Inc. and Mittal Steel USA Weirton Inc. (collectively, “ArcelorMittal”) related to  attempts by ArcelorMittal to revise the nomination of ArcelorMittal’s pellet requirements and a corresponding shipping schedule for 2009 and to reverse an election to defer certain tonnage for 2009.  Cliffs reported that these two arbitration demands were settled on April 14, 2010.

The Trustees are unable to predict what impact, if any, the settlement of arbitration proceedings between Cliffs and ArcelorMittal will have on shipments from Northshore or future royalties payable to the Trust.

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

In accordance with the Agreement of Trust and the Amendment, the Trustees are entitled to, and in fact do, rely upon certain experts in good faith, including (i) the independent consultants with respect to monthly production and shipment reports, which include figures on crude ore production and iron ore pellet shipments, and discussions concerning the condition and accuracy of the scales and plans regarding the development of Mesabi Trust’s mining property; and (ii) the accounting firm they have contracted with for non-audit services, including reviews of financial data related to shipping and sales reports provided by Northshore and a review of the schedule of leasehold royalties payable to Mesabi Trust.  For a discussion of additional factors, including but not limited to those that could adversely affect Mesabi Trust’s actual results and performance, see “Risk Factors” in Part I — Item 1A of Mesabi Trust’s Annual Report on Form 10-K for the year-ended January 31, 2010.

Iron Ore Pricing and Contract Adjustments

During the course of its fiscal year some portion of the royalties paid to Mesabi Trust are based on estimated prices for iron ore products sold under term contracts between Cliffs and its subsidiaries and certain of their customers (the “Cliffs Pellet Agreements”). Mesabi Trust is not a party to any of the Cliffs Pellet Agreements. These prices are subject to interim and final pricing adjustments, which can be positive or negative, and which adjustments are dependent in part on a variety of price and inflation index factors, including but not limited to the international benchmark pellet price, hot band steel prices and various Producer Price Indexes. Although Northshore makes interim adjustments to the royalty payments on a quarterly basis, these price adjustments cannot be finalized until after the end of a contract year. This may result in significant and frequent variations in royalties received by Mesabi Trust (and in turn the resulting amount of funds available for distribution to Unitholders by the Trust) from quarter to quarter and on a comparative historical basis, and these variations, which can be positive or negative, cannot be predicted by Mesabi Trust.  It is possible that future negative price adjustments could partially or completely offset royalties or royalty income that would otherwise be payable to the Trust in any particular quarter, or at year end, thereby potentially reducing cash available for distribution to the Trust’s Unitholders in future quarters.

Effects of Securities Regulation

The Trust is a publicly-traded trust listed on the New York Stock Exchange (“NYSE”) and is therefore subject to extensive regulation under, among others, the Securities Act of 1933, the Securities Exchange Act of 1934, the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and the rules and regulations of the NYSE.  Issuers failing to comply with such authorities risk serious consequences, including criminal as well as civil and administrative penalties.  In most instances, these laws, rules and regulations do not specifically address their applicability to publicly-traded trusts such as Mesabi Trust.  In particular, Sarbanes-Oxley mandated the adoption by the Securities and Exchange Commission (the “SEC”) and NYSE of certain rules and regulations that are impossible for the Trust to literally satisfy because of its nature as a pass-through trust.  Pursuant to NYSE rules currently in effect the Trust is exempt from many of the corporate governance requirements that apply to publicly traded corporations.  The Trust does not have, nor does the Agreement of Trust provide for, a board of directors, an audit committee, a corporate governance committee or a compensation committee.  The Trustees intend to closely monitor the SEC’s and the NYSE’s rulemaking activity and will attempt to comply with such rules and regulations where applicable.

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

The Trust did not have any changes in critical accounting policies or in significant accounting estimates during the three months ended April 30, 2010.  For a complete description of the Trust’s significant accounting policies, please see Note 2 to the financial statements included in the Trust’s Annual Report on Form 10-K for the year ended January 31, 2010.

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

PART II - OTHER INFORMATION

Item 1A.                 Risk Factors

There have been no material changes in the Trust’s risk factors as described in Part I Item 1A, “Risk Factors” in the Trust’s Annual Report on Form 10-K for the year ended January 31, 2010.

Item 6.                     Exhibits.

31	Certification of Corporate Trustee of Mesabi Trust pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Corporate Trustee of Mesabi Trust pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Report of Wipfli LLP, dated June 4, 2010 regarding its review of the un-audited interim financial statements of Mesabi Trust as of and for the quarter ended April 30, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MESABI TRUST
(Registrant)

By:	DEUTSCHE BANK TRUST COMPANY AMERICAS
Corporate Trustee
Principal Administrative Officer and duly authorized signatory:*

	By:	Deutsche Bank National Trust Company

Date: June 7, 2010	By:	/s/ Kenneth R. Ring
Name: Kenneth R. Ring
Title: Vice President

*              There are no principal executive officers or principal financial officers of the registrant.