Form 10-Q
period 2010-07-31
MESABI TRUST
filed 2010-09-03
CIK 65172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2010

or

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

As of September 1, 2010, there were 13,120,010 Units of Beneficial Interest in Mesabi Trust outstanding.

PART I - FINANCIAL INFORMATION

Item 1.                     Financial Statements.  (Note 1)

Mesabi Trust

Condensed Statements of Income

Three and Six Months Ended July 31, 2010 and 2009

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
A. Condensed Statements of Income

Revenues
Royalty income	$11,228,415	$419,135	$16,216,146	$1,440,847
Interest income	5,565	3,802	10,661	6,971
	11,233,980	422,937	16,226,807	1,447,818

Expenses	224,686	201,925	432,548	425,760

Net income	$11,009,294	$221,012	$15,794,259	$1,022,058

Number of units outstanding	13,120,010	13,120,010	13,120,010	13,120,010

Net income per unit (Note 2)	$0.8391	$0.0168	$1.2038	$0.0779

Distributions declared per unit (Note 3)	$0.8000	$—	$0.9250	$0.3800

See Notes to Condensed Financial Statements.

Mesabi Trust

Condensed Balance Sheets

July 31, 2010 and January 31, 2010

	July 31, 2010	January 31, 2010
	(unaudited)
B. Condensed Balance Sheets

Assets

Cash and cash equivalents	$10,074,143	$8,444,697

U.S. Government securities, at amortized cost (which approximates market)	1,309,376	1,850,515

Accrued income receivable	3,958,383	873,938
Prepaid expenses	16,033	30,422
	15,357,935	11,199,572

Fixed property, including intangibles, at nominal values

Amended Assignment of Peters Lease	1	1

Assignment of Cloquet Lease	1	1

Certificate of beneficial interest for 13,120,010 units of land trust	1	1
	3	3

	$15,357,938	$11,199,575

Liabilities, Unallocated Reserve and Trust Corpus

Liabilities
Distribution payable	$10,496,008	$7,216,005
Accrued expenses	75,846	85,735
Deferred royalty revenue (Note 4)	—	2,770,000
	10,571,854	10,071,740

Unallocated Reserve (Note 5)	4,786,081	1,127,832
Trust Corpus	3	3

	$15,357,938	$11,199,575

See Notes to Condensed Financial Statements.

Mesabi Trust

Condensed Statements of Cash Flows

Six Months Ended July 31, 2010 and 2009

	Six Months Ended
	July 31,
	2010	2009
	(unaudited)	(unaudited)
C. Condensed Statements of Cash Flows

Cash flows from operating activities
Royalties received	$10,361,187	$6,173,965
Interest received	11,175	8,205
Expenses paid	(428,048)	(432,334)

Net cash provided by operating activities	9,944,314	5,749,836

Cash flows from investing activities
Maturities of U.S. Government Securities	1,540,000	53,000
Purchases of U.S. Government Securities	(998,861)	(769,920)

Net cash provided by (used for) investing activities	541,139	(716,920)

Cash flows from financing activities
Distributions to Unitholders	(8,856,007)	(6,428,805)

Net change in cash and cash equivalents	1,629,446	(1,395,889)

Cash and cash equivalents, beginning of year	8,444,697	2,254,107

Cash and cash equivalents, end of period	$10,074,143	$858,218

Reconciliation of net income to net cash provided by operating activities

Net income	$15,794,259	$1,022,058
Decrease (increase) in accrued income receivable	(3,084,445)	2,167,877
Decrease in prepaid expenses	14,389	14,390
Decrease in accrued expenses	(9,889)	(24,489)
(Decrease) Increase in deferred royalty revenue	(2,770,000)	2,570,000

Net cash provided by operating activities	$9,944,314	$5,749,836

See Notes to Condensed Financial Statements.

Mesabi Trust

Notes to Condensed Financial Statements

July 31, 2010 (unaudited)

Note 1.                            The financial statements included herein have been prepared without audit (except for the balance sheet at January 31, 2010) in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  In the opinion of the Trustees, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the results of operations for the three months and six months ended July 31, 2010 and 2009, (b) the financial position at July 31, 2010 and (c) the cash flows for the six months ended July 31, 2010 and 2009, have been made.  For further information, refer to the financial statements and footnotes included in Mesabi Trust’s Annual Report on Form 10-K for the year ended January 31, 2010.

Note 2.                            Net income per unit includes accrued income receivable.  For the three months ended July 31, 2010 the Trust recorded $3,958,383  of accrued income receivable as reflected on the Condensed Balance Sheet as of July 31, 2010 (unaudited).  Accrued income receivable includes accruals for anticipated positive pricing adjustments and shipments during the month of July.   Accrued income receivable is accounted for and reported for the Trust’s second fiscal quarter even though such accrued income receivable is not available for distribution to Unitholders until it is actually received by the Trust.  Net income per unit is based on 13,120,010 units outstanding during the period.

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

In July 2010, the Trust received a quarterly royalty payment notification from Northshore, which indicated that the Trust was credited a royalty payment of approximately $10.024 million.  The amount of the royalty payment was reduced by the application of $1.068 million of negative price adjustments with respect to shipments and sales by Northshore based on estimated pellet pricing.  These negative pricing adjustments, the corresponding offset against the most recent quarterly royalty payment and an increase in estimated pellet pricing subsequent to January 31, 2010, together reduced the Trust’s deferred royalty revenue liability from $2,770,000 as of January 31, 2010 to $0 as of July 31, 2010.  Pricing estimates are adjusted on a quarterly basis as updated pricing information is received from Northshore.  To the extent that the Trust has recorded a deferred royalty revenue liability, it is anticipated that such amounts would be carried forward to subsequent quarters until there are sufficient positive royalty payments and/or future positive price adjustments to fully offset any negative price adjustments.

Note 5.                            The Trustees have determined that the unallocated cash and U.S. Government securities portion of the Unallocated Reserve should be maintained at a prudent level, usually within the range of $500,000 to $1,000,000, to meet present or future liabilities of the Trust.  Accordingly, although the actual amount of the Unallocated Reserve will fluctuate from time to time, and may increase or decrease from its current level, it is currently intended that future distributions will be highly dependent upon royalty payments received quarterly and the level of Trust expenses that the Trustees anticipate the Trust will incur in subsequent quarters.

As of July 31, 2010, the Unallocated Reserve consisted of $827,698 in unallocated cash and U.S. Government securities and $3,958,383 of accrued income receivable primarily representing royalties not yet received by the Trust but anticipated to be received in future periods.  Pursuant to the Agreement of Trust, the Trust makes decisions on cash distributions to Unitholders primarily based on the royalty payments it receives from Northshore when received, rather than as royalty income is recorded in accordance with the Trust’s revenue recognition policy.  Refer to Note 4 for further information.

As of July 31, 2010 and January 31, 2010, the Trust’s Unallocated Reserve was comprised of the following components:

	July 31, 2010	January 31, 2010
	(unaudited)	(audited)
Cash and U.S. Government securities	$827,698	$3,023,894
Accrued income receivable	3,958,383	873,938
Deferred royalty revenue	—	(2,770,000)

Unallocated Reserve	$4,786,081	$1,127,832

A reconciliation of the Trust’s Unallocated Reserve from January 31, 2010 to July 31, 2010 is as follows:

Unallocated Reserve, January 31, 2010	$1,127,832

Net income	15,794,259
Distributions declared	(12,136,010)

Unallocated Reserve, July 31, 2010	$4,786,081

Item 2.    Trustees’ Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Certain information included in this Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933.  All such forward-looking statements, including those statements estimating iron ore pellet production, shipments or pricing, are based on information from the lessee/operator (and its parent corporation) of the mine located on the lands owned and held in trust for the benefit of the holders of units of beneficial interest of Mesabi Trust.  These statements may be identified by the use of forward-looking words, such as “may,” “will,” “could,” “project,” “predict,” “intend,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “should,” “assume,” “forecast” and other similar words.  Such forward-looking statements are inherently subject to known and unknown risks and uncertainties.  Actual results and future developments could differ materially from the results or developments expressed in or implied by these forward-looking statements.  These risks and uncertainties include volatility of iron ore and steel prices, product supply and demand, competition, environmental hazards, health and safety conditions, regulation or government action, litigation and uncertainties about estimates of reserves.  Further, substantial portions of royalties earned by Mesabi Trust are based on estimated prices that are subject to interim and final adjustments, which can be positive or negative, and are dependent in part on multiple price and inflation index factors under agreements to which Mesabi Trust is not a party and that are not known until after the end of a contract year.  It is possible that future negative price adjustments could partially or even completely offset royalties or royalty income that would otherwise be payable to the Trust in any particular quarter, or at year-end, thereby potentially reducing cash available for distribution to the Trust’s Unitholders in future quarters.  For a discussion of the factors, including without limitation, those that could materially and adversely affect Mesabi Trust’s actual results and performance, see “Risk Factors” in Part I — Item 1A of Mesabi Trust’s Annual Report on Form 10-K for the year ended January 31, 2010.  Mesabi Trust undertakes no obligation, other than that imposed by law, to make any revisions to the forward-looking statements contained in this filing or to update them to reflect circumstances occurring after the date of this filing.

This discussion should be read in conjunction with the condensed financial statements and notes presented in this Form 10-Q and the financial statements and notes in the last filed Annual Report on Form 10-K filed for the period ending January 31, 2010 for a full understanding of Mesabi Trust’s financial position and results of operations for the six month period ended July 31, 2010.

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

Leasehold royalty income constitutes the principal source of the Trust’s revenue.  The income of the Trust is highly dependent upon the activities and operations of Northshore.  Royalty rates and the resulting royalty payments received by the Trust are determined in accordance with the terms of the Trust’s leases and assignments of leases.

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

Under the relevant documents, Northshore may mine and ship iron ore products from lands other than Mesabi Trust lands.  Northshore is obligated to make quarterly royalty payments in January, April, July and October of each year based on shipments of iron ore products from Silver Bay, Minnesota during each calendar quarter.  In the case of base overriding royalties and royalty bonuses, these quarterly royalty payments are to be made whether or not the related proceeds of sale have been received by Northshore by the time such payments become due.  Northshore alone determines whether to mine off Trust and/or such other lands, based on its current mining and engineering plan.  The Trustees do not exert any influence over mining operational decisions.  To encourage the mining of iron ore products from Mesabi Trust lands, Mesabi Trust receives royalties on stated percentages of iron ore shipped from Silver Bay, whether or not the iron ore products that are shipped are actually mined from Mesabi Trust lands.  Mesabi Trust receives royalties based on the greater of following two methods of calculating royalty payments (i) the aggregate quantity of iron ore products shipped that were produced using iron ore mined from Mesabi Trust lands, and (ii) a portion of the aggregate quantity of all iron ore products shipped from Silver Bay that were mined from any lands, such portion being 90% of the first four million tons shipped from Silver Bay during the calendar year, 85% of the next two million tons shipped during the calendar year, and 25% of all tonnage shipped from Silver Bay during such year in excess of six million tons.

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

Results of Operations

Comparison of Iron Ore Pellet Production and Shipments for the Three and Six Months Ended July 31, 2010 and July 31, 2009

As shown in the table below, production of iron ore pellets at Northshore from Mesabi Trust lands during the fiscal quarter ended July 31, 2010 totaled approximately 930,000 tons, and actual shipments over the same period totaled approximately 1,936,000 tons.  By comparison, actual pellet production and actual shipments for the comparable period in 2009 were approximately 279,000 tons and 278,000 tons, respectively. The increase in production and shipments at Northshore is the result of a significant increase in orders from Cliffs’ customers.

Fiscal Quarter Ended	Pellets Produced from Trust Lands (tons)	Pellets Shipped from Trust Lands (tons)
July 31, 2010	929,634	1,936,164
July 31, 2009	278,887	278,444

As shown in the table below, during the six months ended July 31, 2010, production of iron ore pellets at Northshore from Mesabi Trust lands totaled approximately 2,251,000 tons, and actual shipments over the same period totaled approximately 3,018,000 tons.  By comparison, actual pellet production and actual shipments for the comparable period in 2009 were approximately 960,000 tons and 516,000 tons, respectively.   The increase in production and shipments at Northshore for the sixth months ended July 31, 2010 is the result of a significant increase in orders from Cliffs’ customers.

Six Months Ended	Pellets Produced from Trust Lands (tons)	Pellets Shipped from Trust Lands (tons)
July 31, 2010	2,251,040	3,018,094
July 31, 2009	960,065	515,897

Comparison of Royalty Income for the Three and Six Months Ended July 31, 2010 and July 31, 2009

Total royalty income for the quarter increased $10,809,280 over the comparable prior period.  The increase in total royalty income is due to higher sales prices per ton of iron ore pellets sold and an increase in the total volume of iron ore pellets shipped during the three months ended July 31, 2010, each as compared to the three months ended July 31, 2009.  The higher sales prices per ton and the increase in the volume of iron ore pellets shipped both contributed to an increase in the base overriding royalty and the bonus royalty payments.

The table below shows that the base overriding royalties, the bonus royalties, and the fee royalties increased by $6,702,732, $4,022,906, and $83,642 respectively, for the three months ended July 31, 2010.  The increases in the base overriding royalties and the bonus royalties are both attributable to the higher sales prices per ton of iron ore pellets and the increase in the volume of tons shipped during the three months ended July 31, 2010, each as compared to the three months ended July 31, 2009.

The table below summarizes the components of Mesabi Trust’s royalty income for the three months ended July 31, 2010 and July 31, 2009, respectively:

	Three Months Ended July 31,
	2010	2009
Base overriding royalties	$6,761,523	$58,791
Bonus royalties	4,363,816	340,910
Minimum advance royalty paid (recouped)	—	—
Fee royalties	103,076	19,434
Total royalty income	$11,228,415	$419,135

The Trust’s total royalty income for the six months ended July 31, 2010 increased $14,775,299 as compared to the six months ended July 31, 2009.  The increase is the result of higher realized sales prices per ton of iron ore pellets and a 485% increase in the total volume of iron ore pellets shipped during the six months ended July 31, 2010, each as compared to the six months ended July 31, 2009.  The higher sales prices per ton and the increase in the volume of iron ore pellets shipped both contributed to an increase in the base overriding royalty and the bonus royalty payments.

The table below shows that the base overriding royalties, the bonus royalties, and the fee royalties increased $8,408,459, $6,210,598 and $156,242 respectively, for the six months ended July 31, 2010, from the comparable period in 2009.  The increases in the base overriding royalties and the bonus royalties are both attributable to the higher sales prices per ton of iron ore pellets and the increase in the volume of tons shipped during the six months ended July 31, 2010, each as compared to the six months ended July 31, 2009.

The table below summarizes the components of Mesabi Trust’s royalty income for the six months ended July 31, 2010 and July 31, 2009:

	Six Months Ended July 31,
	2010	2009
Base overriding royalties	$9,037,815	$629,356
Bonus royalties	6,935,269	724,671
Minimum advance royalty paid (recouped)	—	—
Fee royalties	243,062	86,820
Total royalty income	$16,216,146	$1,440,847

Comparison of Net Income, Expenses and Distributions for the Three and Six Months Ended July 31, 2010 and July 31, 2009

Net income for the three months ended July 31, 2010 was $11,009,294, an increase of $10,788,282 compared to the three months ended July 31, 2009.  As with the increase in total royalty income, the increase in net income for the quarter ended July 31, 2010 was the result of higher sales prices per ton of iron ore pellets shipped and an increase in the volume of tons shipped.  The Trust’s expenses increased $22,761 for the three months ended July 31, 2010, as compared to the three month period ended July 31, 2009, as a result of slightly higher expenses related to the administration of the Trust.  The table below summarizes the Trust’s income and expenses for the three months ended July 31, 2010 and July 31, 2009, respectively.

	Three Months Ended July 31,
	2010	2009
Total Royalty Income	$11,228,415	$419,135
Interest Income	5,565	3,802
Gross Income	11,233,980	422,937
Expenses	224,686	201,925
Net income	$11,009,294	$221,012

Net income for the six months ended July 31, 2010 was $15,794,259, an increase of $14,772,201  as compared to the six months ended July 31, 2009.  As with the increase in total royalty income, the increase in net income for the six months ended July 31, 2010 was the result of higher sales prices per ton of iron ore pellets shipped and an increase in the volume of tons shipped. The Trust’s expenses of

$432,548 for the six months ended July 31, 2010 were consistent with the Trust’s expenses for the six month period ended July 31, 2009.  The table below summarizes the Trust’s income and expenses for the six months ended July 31, 2010 and July 31, 2009, respectively

	Six Months Ended July 31,
	2010	2009
Total royalty income	$16,216,146	$1,440,847
Interest income	10,661	6,971
Gross income	16,226,807	1,447,818

Expenses	432,548	425,760
Net income	$15,794,259	$1,022,058

As presented on the Trust’s Condensed Statements of Income on page 2 of this quarterly report, the Trust’s net income per unit increased $0.8223 per unit to $0.8391 per unit for the three months ended July 31, 2010.  For the six months ended July 31, 2010, the Trust’s net income per unit increased $1.1259 per unit to $1.2038 per unit, as compared to the prior year period. On July 15, 2010, the Trust declared a distribution of $0.80 per unit payable to Unitholders of record on July 30, 2010.  Comparatively, the Trust did not declare any distributions to Unitholders in July 2009.  During the six months ended July 31, 2010 and July 31, 2009, the Trust had declared total distributions per unit of $0.925 and $0.38, respectively.

Distributions, if any, are declared after receiving notification from Northshore Mining Company as to the amount of royalty income that is expected to be paid to the Trust based on shipments through the end of each calendar quarter and such royalty payments may include pricing adjustments with respect to shipments during prior periods.  The Trust accounts for and reports accrued income receivable based on shipments during the last month of the Trust’s fiscal quarter (April, July, October and January) and price adjustments under the Cliffs Pellet Agreements (which can be positive or negative and can result in significant variations in royalties received by Mesabi Trust and cash available for distribution to Unitholders).  The Trust accounts for these amounts by using estimated prices and reports such amounts even though accrued income receivable is not available for distribution to Unitholders until it is received by the Trust.  Accordingly, distributions declared by the Trust are not equivalent to the Trust’s Net Income during the periods reported in this quarterly report on Form 10-Q.

Comparison of Unallocated Reserve (Deficit) as of July 31, 2010, July 31, 2009 and January 31, 2010

As set forth in the table below, Unallocated Reserve (Deficit), which is comprised of accrued income receivable, cash reserve for potential fixed or contingent future liabilities and deferred royalty revenue, increased from ($171,365) as of July 31, 2009 to $4,786,081 as of July 31, 2010.  The increase in Unallocated Reserve as of July 31, 2010, as compared to July 31, 2009, is the result of an increase of approximately $3,400,000 of accrued income receivable, which resulted from an increase in shipments during July 2010.  Additionally, the Trust’s deferred royalty revenue liability, which was ($2,570,000) as of July 31, 2009, has been eliminated due to Northshore’s offsetting of negative pricing adjustments against the Trust’s quarterly royalty payments received during 2010.  The Trust’s cash reserve for potential fixed or contingent future liabilities decreased from $1,844,534 as of July 31, 2009 to $827,698 as of July 31, 2010.  The decrease in the cash reserve for potential fixed or contingent future liabilities is due to the Trustee’s decision to use a portion of the cash reserve to pay distributions to Unitholders during the six months ended July 31, 2010, as the Trust’s deferred royalty revenue liability was reduced and then eliminated.

	Three Months Ended July 31,
	2010	2009
Accrued Income Receivable	$3,958,383	$554,101
Deferred Royalty Revenue	—	(2,570,000)
Cash Reserve	827,698	1,844,534
Unallocated Reserve (Deficit)	$4,786,081	$(171,365)

As stated in the preceding paragraph, the remaining balance of the Trust’s deferred royalty revenue was eliminated during the most recent fiscal quarter, as Northshore offset $1,068,000 of royalty payments.  Although the Trust does not currently have any deferred revenue liability, it is possible that future negative price adjustments could offset, or even eliminate, royalties or royalty income that would otherwise be payable to the Trust in any particular quarter, or at year end, thereby potentially reducing cash available for distribution to the Trust’s Unitholders in future quarters.  See the discussion under the heading “Risk Factors” beginning on page 3 of the Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 2010.

The Trust’s Unallocated Reserve as of July 31, 2010 increased $3,658,249 as compared to the fiscal year ended January 31, 2010.  The increase in the Unallocated Reserve is due to the decrease in deferred royalty revenue and an increase in accrued income receivable due to the increased shipments from Northshore during the month of July 2010, offset by a decrease in the cash reserve portion of the Unallocated Reserve.  At January 31, 2010, the Unallocated Reserve consisted of $3,023,894 in unallocated cash and U.S. Government securities, $873,938 of accrued income receivable, primarily representing royalties not yet received by the Trust but anticipated to be received in fiscal 2011, less deferred royalty revenue of ($2,770,000).

The Trustees have determined that the unallocated cash and U.S. Government securities portion of the Unallocated Reserve should be maintained at a prudent level, usually within the range of $500,000 to $1,000,000, to meet present or future liabilities of the Trust.  The actual amount of the Unallocated Reserve will fluctuate from time to time and may increase or decrease from its current level. Future distributions will be highly dependent upon royalty income as it is received, changes in estimated pricing, potential for future price adjustments and the level of Trust expenses.  The amount of future royalty income available for distribution will be subject to the volume of iron ore product shipments and the dollar level of sales by Northshore.  Shipping activity is greatly reduced during the winter months and economic conditions, particularly those affecting the steel industry, may adversely affect the amount and timing of such future shipments and sales.  The Trustees will continue to monitor the economic and other circumstances of the Trust to strike a responsible balance between distributions to Unitholders and the need to maintain reserve for unexpected loss contingencies at a prudent level, given the unpredictable nature of the iron ore industry, the Trust’s dependence on the actions of the lessee/operator, and the fact that the Trust essentially has no other liquid assets.

Recent Developments

Production and Shipments.  In its Form 10-Q filed July 29, 2010, Cliffs reported that production at Northshore for the six months ended June 30, 2010 was 2.1 million tons of iron ore pellets, and production for the three months ended June 30, 2010 was 0.9 million tons of iron ore pellets.  Cliffs reported that Northshore was operating three of its four furnaces with the fourth expected to restart in October 2010.  Comparatively, production of iron ore pellets at Northshore for the six months ended June 30, 2009 was 1.0 million tons, and there was no production for the three months ended June 30, 2009, as Northshore was idled due to economic conditions.  Northshore has not provided the Trustees with an estimate of total expected shipments of iron ore pellets for calendar year 2010.  See the description of the uncertainty of market conditions in the iron ore and steel industry under “Important Factors Affecting Mesabi Trust” below and the information under the heading “Risk Factors” in Part I — Item 1A of the Trust’s Annual Report on Form 10-K for the year-ended January 31, 2010.

Arbitration between Cliffs and ArcelorMittal.  In its Form 10-Q filed July 29, 2010, Cliffs provided an update to the matters previously reported regarding Cliffs’ arbitration with its customer ArcelorMittal.  As previously reported, Northshore, along with The Cleveland-Cliffs Iron Company, Cliffs Mining Company and Cliffs Sales Company, filed two arbitration demands against ArcelorMittal USA Inc., ISG Cleveland Inc., ISG Indiana Harbor Inc. and Mittal Steel USA Weirton Inc. (collectively, “ArcelorMittal”) related to attempts by ArcelorMittal to revise the nomination of ArcelorMittal’s pellet requirements and a corresponding shipping schedule for 2009 and to reverse an election to defer certain tonnage for 2009.  Cliffs reported that these two arbitration demands were settled on April 14, 2010.  Under the settlement, Cliffs reached an agreement with ArcelorMittal as to the final nomination for 2009 and the binding nomination for 2010. Cliffs also reported that on June 7, 2010, ArcelorMittal filed a complaint in the Circuit Court of Cook County, Illinois seeking a declaratory judgment that Cliffs must permit it to change the amounts and types of pellets to be shipped to its Indiana Harbor East facility in 2010 from the amounts and types set forth in the settlement agreement as part of ArcelorMittal’s 2010 nomination. Cliffs also reported that on June 25, 2010, it filed a motion to stay the case and to compel arbitration and on July 9, 2010, Cliffs filed an amended demand seeking a declaration that Cliffs is entitled to a price reopener for 2010.

The Trustees are unable to predict what impact, if any, the proceedings between Cliffs and ArcelorMittal described above will have on shipments from Northshore or future royalties payable to the Trust.

Important Factors Affecting Mesabi Trust

The Agreement of Trust specifically prohibits the Trustees from entering into or engaging in any business.  This prohibition seemingly applies even to business activities the Trustees deem necessary or proper for the preservation and protection of the Trust’s assets.  Accordingly, the Trustees’ activities in connection with the administration of Trust assets are limited to collecting income, paying expenses and liabilities, distributing net income to Mesabi Trust’s Unitholders after the payment of, or provision for, such expenses and liabilities, and protecting and conserving the assets held.

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

The Trust did not have any changes in critical accounting policies or in significant accounting estimates during the three months ended July 31, 2010.  For a complete description of the Trust’s significant accounting policies, please see Note 2 to the financial statements included in the Trust’s Annual Report on Form 10-K for the year ended January 31, 2010.

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

Item 6.       Exhibits.

31	Certification of Corporate Trustee of Mesabi Trust pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Corporate Trustee of Mesabi Trust pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Report of Wipfli LLP, dated September 3, 2010 regarding its review of the unaudited interim financial statements of Mesabi Trust as of and for the three and six months ended July 31, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MESABI TRUST
(Registrant)

	By:	DEUTSCHE BANK TRUST COMPANY AMERICAS
Corporate Trustee
Principal Administrative Officer and duly authorized signatory:*

	By:	DEUTSCHE BANK NATIONAL TRUST COMPANY

September 3, 2010		By:	/s/ Kenneth R. Ring
		Name:	Kenneth R. Ring
		Title:	Vice President

* There are no principal executive officers or principal financial officers of the registrant.