Form 10-Q
period 2010-10-31
MESABI TRUST
filed 2010-12-03
CIK 65172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2010

or

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

As of December 1, 2010, there were 13,120,010 Units of Beneficial Interest in Mesabi Trust outstanding.

PART I - FINANCIAL INFORMATION

Item 1.                     Financial Statements.  (Note 1)

Mesabi Trust

Condensed Statements of Income

Three and Nine Months Ended October 31, 2010 and 2009

		Three Months Ended		Nine Months Ended
		October 31,		October 31,
		2010	2009	2010	2009
		(unaudited)	(unaudited)	(unaudited)	(unaudited)
A.	Condensed Statements of Income

	Revenues
	Royalty income	$11,574,496	$5,041,525	$27,790,642	$6,482,372
	Interest income	1,817	1,214	12,478	8,185
		11,576,313	5,042,739	27,803,120	6,490,557

	Expenses	179,747	141,870	612,295	567,629

	Net income	$11,396,566	$4,900,869	$27,190,825	$5,922,928

	Number of units outstanding	13,120,010	13,120,010	13,120,010	13,120,010

	Net income per unit (Note 2)	$0.8686	$0.3735	$2.0725	$0.4514

	Distributions declared per unit (Note 3)	$0.9100	$0.2200	$1.8350	$0.6000

See Notes to Condensed Financial Statements.

Mesabi Trust

Condensed Balance Sheets

October 31, 2010 and January 31, 2010

		October 31, 2010	January 31, 2010
		(unaudited)
B.	Condensed Balance Sheets

	Assets

	Cash and cash equivalents	$12,211,251	$8,444,697

	U.S. Government securities, at amortized cost (which approximates market)	668,888	1,850,515

	Accrued income receivable	3,320,776	873,938
	Prepaid expenses	53,637	30,422
		16,254,552	11,199,572

	Fixed property, including intangibles, at nominal values

	Amended Assignment of Peters Lease	1	1

	Assignment of Cloquet Lease	1	1

	Certificate of beneficial interest for 13,120,010 units of land trust	1	1
		3	3

		$16,254,555	$11,199,575

	Liabilities, Unallocated Reserve and Trust Corpus

	Liabilities
	Distribution payable	$11,939,209	$7,216,005
	Accrued expenses	71,905	85,735
	Deferred royalty revenue (Note 4)	—	2,770,000
		12,011,114	10,071,740

	Unallocated Reserve (Note 5)	4,243,438	1,127,832
	Trust Corpus	3	3

		$16,254,555	$11,199,575

See Notes to Condensed Financial Statements.

Mesabi Trust

Condensed Statements of Cash Flows

Nine Months Ended October 31, 2010 and 2009

		Nine Months Ended
		October 31,
		2010	2009
		(unaudited)	(unaudited)
C.	Condensed Statements of Cash Flows

	Cash flows from operating activities
	Royalties received	$22,570,769	$9,422,228
	Interest received	15,513	15,779
	Expenses paid	(649,340)	(637,965)

	Net cash provided by operating activities	21,936,942	8,800,042

	Cash flows from investing activities
	Maturities of U.S. Government Securities	2,180,000	208,000
	Purchases of U.S. Government Securities	(998,373)	(921,193)

	Net cash provided by (used for) investing activities	1,181,627	(713,193)

	Cash flow used for financing activities
	Distributions to Unitholders	(19,352,015)	(6,428,805)

	Net change in cash and cash equivalents	3,766,554	1,658,044

	Cash, beginning of year	8,444,697	2,254,107

	Cash, end of period	$12,211,251	$3,912,151

	Reconciliation of net income to net cash provided by operating activities

	Net income	$27,190,825	$5,922,928
	(Increase) decrease in accrued income receivable	(2,446,838)	697,450
	Increase in prepaid expenses	(23,215)	(23,214)
	Decrease in accrued expenses	(13,830)	(47,122)
	(Decrease) Increase in deferred royalty revenue	(2,770,000)	2,250,000

	Net cash provided by operating activities	$21,936,942	$8,800,042

See Notes to Condensed Financial Statements.

MESABI TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS

October 31, 2010 (Unaudited)

Note 1.                            The financial statements included herein have been prepared without audit (except for the balance sheet at January 31, 2010) in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  In the opinion of the Trustees, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the results of operations for the three months and nine months ended October 31, 2010 and 2009, (b) the financial position at October 31, 2010 and (c) the cash flows for the nine months ended October 31, 2010 and 2009, have been made.  For further information, refer to the financial statements and footnotes included in Mesabi Trust’s Annual Report on Form 10-K for the year ended January 31, 2010.

Note 2.                            Net income per unit includes accrued income receivable.  As of October 31, 2010, the Trust recorded $3,320,776 of accrued income receivable as reflected on the Condensed Balance Sheet.  Accrued income receivable includes accruals for anticipated positive pricing adjustments and shipments during the month of October.  Accrued income receivable is accounted for and reported for the Trust’s third fiscal quarter even though such accrued income receivable is not available for distribution to Unitholders until it is actually received by the Trust.  Net income per unit is based on 13,120,010 units outstanding during the period.

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

In April 2010, the Trust received customary quarterly payment notification from Northshore, which indicated that the Trust was credited with a royalty payment of approximately $1.9 million.  However, because of declines in the price adjustment mechanisms under the Cliffs Pellet Agreements, Northshore applied a $2.8 million negative price adjustment with respect to shipments and sales by Northshore based on estimated pellet pricing.  These negative pricing adjustments, the corresponding offset against the quarterly royalty payment and an increase in estimated pellet pricing subsequent to January 31, 2010, reduced the Trust’s deferred royalty revenue liability from $2,770,000 as of January 31, 2010 to $972,000 as of April 30, 2010.

In July 2010, the Trust received a quarterly royalty payment notification from Northshore, which indicated that the Trust was credited a royalty payment of approximately $10.024 million.  The amount of the royalty payment was reduced by the application of $1.068 million of negative price adjustments with respect to shipments and sales by Northshore based on estimated pellet pricing.  These negative pricing adjustments, the corresponding offset against the quarterly royalty payment made in the second fiscal quarter of 2010 and an increase in estimated pellet pricing subsequent to January 31, 2010, together reduced the Trust’s deferred royalty revenue liability from $2,770,000 as of January 31, 2010 to $0 as of October 31, 2010.  Pricing estimates are adjusted on a quarterly basis as updated pricing information is received from Northshore.  To the extent that the Trust has recorded a deferred royalty revenue liability, it is anticipated that such amounts would be carried forward to subsequent quarters until there are sufficient positive royalty payments and/or future positive price adjustments to fully offset any negative price adjustments.

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

As of October 31, 2010, the Unallocated Reserve consisted of $922,662 in unallocated cash and U.S. Government securities and $3,320,776 of accrued income receivable primarily representing royalties not yet received by the Trust but anticipated to be received in future periods.  Pursuant to the Agreement of Trust, the Trust makes decisions on cash distributions to Unitholders primarily based on the royalty payments actually received from Northshore after considering any historical and potential future pricing adjustments, rather than as royalty income is recorded in accordance with the Trust’s revenue recognition policy.  Refer to Note 3 for further information.  As of October 31, 2010 and January 31, 2010, the Trust’s Unallocated Reserve was comprised of the following components:

	October 31, 2010 (unaudited)	January 31, 2010 (audited)
Cash and U.S. Government securities	$922,662	$3,023,894
Accrued income receivable	3,320,776	873,938
Deferred royalty revenue	—	(2,770,000)

Unallocated Reserve	$4,243,438	$1,127,832

A reconciliation of the Trust’s Unallocated Reserve from January 31, 2010 to October 31, 2010 is as follows:

Unallocated Reserve, January 31, 2010	$1,127,832

Net income	27,190,825
Distributions declared	(24,075,219)

Unallocated Reserve, October 31, 2010	$4,243,438

Item 2.  Trustees’ Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Certain information included in this Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933.  All such forward-looking statements, including those statements estimating iron ore pellet production, shipments or pricing, are based on information from the lessee/operator (and its parent corporation) of the mine located on the lands owned and held in trust for the benefit of the holders of units of beneficial interest of Mesabi Trust.  These statements may be identified by the use of forward-looking words, such as “may,” “will,” “could,” “project,” “predict,” “intend,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “should,” “assume,” “forecast” and other similar words.  Such forward-looking statements are inherently subject to known and unknown risks and uncertainties.  Actual results and future developments could differ materially from the results or developments expressed in or implied by these forward-looking statements.  These risks and uncertainties include volatility of iron ore and steel prices, product supply and demand, competition, environmental hazards, health and safety conditions, regulation or government action, litigation and uncertainties about estimates of reserves.  Further, substantial portions of royalties earned by Mesabi Trust are based on estimated prices that are subject to interim and final adjustments, which can be positive or negative, and are dependent in part on multiple price and inflation index factors under agreements to which Mesabi Trust is not a party and that are not known until after the end of a contract year.  It is possible that future negative price adjustments could partially or even completely offset royalties or royalty income that would otherwise be payable to the Trust in any particular quarter, or at year-end, thereby potentially reducing cash available for distribution to the Trust’s Unitholders in future quarters.  For a discussion of the factors, including without limitation, those that could materially and adversely affect Mesabi Trust’s actual results and performance, see “Risk Factors” in Part I — Item 1A of Mesabi Trust’s Annual Report on Form 10-K for the year ended January 31, 2010, as updated by Part II, Item 1A of this Quarterly Report on Form 10-Q.  Mesabi Trust undertakes no obligation, other than that imposed by law, to make any revisions to the forward-looking statements contained in this filing or to update them to reflect circumstances occurring after the date of this filing.

This discussion should be read in conjunction with the condensed financial statements and notes presented in this Form 10-Q and the financial statements and notes in the last filed Annual Report on Form 10-K filed for the period ending January 31, 2010 for a full understanding of Mesabi Trust’s financial position and results of operations for the nine month period ended October 31, 2010.

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

Results of Operations

Comparison of Iron Ore Pellet Production and Shipments for the Three and Nine Months Ended October 31, 2010 and October 31, 2009

As shown in the table below, production of iron ore pellets at Northshore from Mesabi Trust lands during the fiscal quarter ended October 31, 2010 totaled approximately 1,257,479 tons, and actual shipments over the same period totaled approximately 1,702,938 tons.  By comparison, actual pellet production and actual shipments for the comparable period in 2009 were approximately 1,122,020 tons and 1,307,915 tons, respectively.  The increase in production and shipments at Northshore are the result of an increase in orders from Cliffs’ customers.

Fiscal Quarter Ended	Pellets Produced from Trust Lands (tons)	Pellets Shipped from Trust Lands (tons)
October 31, 2010	1,257,479	1,702,938
October 31, 2009	1,122,020	1,307,915

As shown in the table below, during the nine months ended October 31, 2010, production of iron ore pellets at Northshore from Mesabi Trust lands totaled approximately 3,508,519 tons, and actual shipments over the same period totaled approximately 4,721,032 tons.  By comparison, actual pellet production and actual shipments for the comparable period in 2009 were approximately 2,082,085 tons and 1,823,812 tons, respectively.  The increase in production and shipments at Northshore for the nine months ended October 31, 2010 is the result of a significant increase in orders from Cliffs’ customers.

Nine Months Ended	Pellets Produced from Trust Lands (tons)	Pellets Shipped from Trust Lands (tons)
October 31, 2010	3,508,519	4,721,032
October 31, 2009	2,082,085	1,823,812

Comparison of Royalty Income for the Three and Nine Months Ended October 31, 2010 and October 31, 2009

Total royalty income for the quarter increased $6,532,971 over the comparable prior period.  The increase in total royalty income is due to higher sales prices per ton of iron ore pellets sold and an increase in the total volume of iron ore pellets shipped during the three months ended October 31, 2010, each as compared to the three months ended October 31, 2009.  The higher sales prices per ton and the increase in the volume of iron ore pellets shipped both contributed to an increase in the base overriding royalty and the bonus royalty payments.

The table below shows that the base overriding royalties, the bonus royalties, and the fee royalties increased by $5,092,859, $1,413,722, and $26,390 respectively, for the three months ended October 31, 2010.  The increases in the base overriding royalties and the bonus royalties are both attributable to the higher sales prices per ton of iron ore pellets and the increase in the volume of tons shipped during the three months ended October 31, 2010, each as compared to the three months ended October 31, 2009.

The table below summarizes the components of Mesabi Trust’s royalty income for the three months ended October 31, 2010 and October 31, 2009.

	Three Months Ended October 31,
	2010	2009
Base overriding royalties	$7,721,172	$2,628,313
Bonus royalties	3,721,330	2,307,608
Minimum advance royalty paid (recouped)	—	—
Fee royalties	131,994	105,604
Total royalty income	$11,574,496	$5,041,525

The Trust’s total royalty income for the nine months ended October 31, 2010 increased $21,308,270 as compared to the nine months ended October 31, 2009.  The increase is the result of higher realized sales prices per ton of iron ore pellets and a 159% increase in the total volume of iron ore pellets shipped during the nine months ended October 31, 2010, each as compared to the nine months ended October 31, 2009.  The higher sales prices per ton and the increase in the volume of iron ore pellets shipped both contributed to an increase in the base overriding royalty and the bonus royalty payments.

The table below shows that the base overriding royalties, the bonus royalties, and the fee royalties increased $13,501,318, $7,624,321 and $182,631 respectively, for the nine months ended October 31, 2010, from the comparable period in 2009.  The increases in the base overriding royalties and the bonus royalties are both attributable to the higher sales prices per ton of iron ore pellets and the increase in the volume of tons shipped during the nine months ended October 31, 2010, each as compared to the nine months ended October 31, 2009.

The table below summarizes the components of Mesabi Trust’s royalty income for the nine months ended October 31, 2010 and October 31, 2009.

	Nine Months Ended October 31,
	2010	2009
Base overriding royalties	$16,758,987	$3,257,669
Bonus royalties	10,656,599	3,032,278
Minimum advance royalty paid (recouped)	—	—
Fee royalties	375,056	192,425
Total royalty income	$27,790,642	$6,482,372

Comparison of Net Income, Expenses and Distributions for the Three and Nine Months Ended October 31, 2010 and October 31, 2009

Net income for the three months ended October 31, 2010 was $11,396,566, an increase of $6,495,697 compared to the three months ended October 31, 2009.  As with the increase in total royalty income, the increase in net income for the quarter ended October 31, 2010 was the result of higher sales prices per ton of iron ore pellets shipped and an increase in the volume of tons shipped.  The Trust’s expenses increased $37,877 for the three months ended October 31, 2010, as compared to the three month period ended October 31, 2009, as a result of higher expenses incurred in connection with the administration of the Trust primarily related to compliance with the SEC’s XBRL filing mandate and the recently enacted Dodd-Frank Act. The table below summarizes the Trust’s income and expenses for the three months ended October 31, 2010 and October 31, 2009.

	Three Months Ended October 31,
	2010	2009
Total royalty income	$11,574,496	$5,041,525
Interest income	1,817	1,214
Gross income	11,576,313	5,042,739

Expenses	179,747	141,870
Net income	$11,396,566	$4,900,869

Net income for the nine months ended October 31, 2010 was $27,190,825, an increase of $21,267,897 as compared to the nine months ended October 31, 2009.  As with the increase in total royalty income, the increase in net income for the nine months ended October 31, 2010 was the result of higher sales prices per ton of iron ore pellets shipped and an increase in the volume of tons shipped. The Trust’s expenses increased $44,666 for the nine months ended October 31, 2010, as compared to the nine months ended October 31, 2009, as a result of higher expenses incurred in connection with the administration of the Trust primarily related to compliance with the SEC’s XBRL filing mandate and the recently enacted Dodd-Frank Act. The table below summarizes the Trust’s income and expenses for the nine months ended October 31, 2010 and October 31, 2009.

	Nine Months Ended October 31,
	2010	2009
Total royalty income	$27,790,642	$6,482,372
Interest income	12,478	8,185
Gross income	27,803,120	6,490,557

Expenses	612,295	567,629
Net income	$27,190,825	$5,922,928

As presented on the Trust’s Condensed Statements of Income on page 2 of this quarterly report, the Trust’s net income per unit increased $0.4951 per unit to $0.8686 per unit for the three months ended October 31, 2010 as compared to October 31, 2009.  For the nine months ended October 31, 2010, the Trust’s net income per unit increased $1.621 per unit to $2.0725 per unit, as compared to the prior year period. On October 15, 2010, the Trust declared a distribution of $0.91 per unit payable to Unitholders of record on October 30, 2010.  Comparatively, the Trust declared a distribution of $0.22 per unit in October 2009.  During the nine months ended October 31, 2010 and October 31, 2009, the Trust had declared total distributions per unit of $1.835 and $0.60, respectively.

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

Comparison of Unallocated Reserve as of October 31, 2010, October 31, 2009 and January 31, 2010

As set forth in the table below, the Trust’s Unallocated Reserve, which is comprised of accrued income receivable, cash reserve for potential fixed or contingent future liabilities and deferred royalty revenue, increased from $1,843,102 as of October 31, 2009 to $4,243,438 as of October 31, 2010.  The increase in Unallocated Reserve as of October 31, 2010, as compared to October 31, 2009, is the result of an increase of approximately $1,296,249 of accrued income receivable, which resulted from an increase in shipments during October 2010 as compared to shipments during October 2009.  Additionally, the Trust’s deferred royalty revenue liability, which was ($2,250,000) as of October 31, 2009, has been eliminated due to Northshore’s offsetting of negative pricing adjustments against the Trust’s quarterly royalty payments received during 2010.  The Trust’s cash reserve for potential fixed or contingent future liabilities decreased from $2,068,574 as of October 31, 2009 to $922,662 as of October 31, 2010.  The decrease in the cash reserve for potential fixed or contingent future liabilities is due to the Trustee’s decision to use a portion of the cash reserve to pay distributions to Unitholders during the nine months ended October 31, 2010, as the Trust’s deferred royalty revenue liability was reduced and then eliminated.

	October 31, 2010	October 31, 2009
Accrued Income Receivable	$3,320,776	$2,024,528
Deferred Royalty Revenue	—	(2,250,000)
Cash Reserve	922,662	2,068,574
Unallocated Reserve (Deficit)	$4,243,438	$1,843,102

As stated in the preceding paragraph, the remaining balance of the Trust’s deferred royalty revenue was eliminated during the second fiscal quarter of 2010, as Northshore offset $1,068,000 of royalty payments.  Although the Trust does not currently have any deferred revenue liability, it is possible that future negative price adjustments could offset, or even eliminate, royalties or royalty income that would otherwise be payable to the Trust in any particular quarter, or at year end, thereby potentially reducing cash available for distribution to the Trust’s Unitholders in future quarters.  See the discussion under the heading “Risk Factors” beginning on page 3 of the Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 2010, as updated by Part II, Item 1A of this Quarterly Report on Form 10-Q.

The Trust’s Unallocated Reserve as of October 31, 2010 increased $3,115,606 as compared to the fiscal year ended January 31, 2010.  The increase in the Unallocated Reserve is due to the decrease in deferred royalty revenue and an increase in accrued income receivable due to the increased shipments from Northshore during the month of October 2010, offset by a decrease in the cash reserve portion of the Unallocated Reserve.  At January 31, 2010, the Unallocated Reserve consisted of $3,023,894 in unallocated cash and U.S. Government securities, $873,938 of accrued income receivable, primarily representing royalties not yet received by the Trust but anticipated to be received in fiscal 2011, less deferred royalty revenue of ($2,770,000).

The Trustees have determined that the unallocated cash and U.S. Government securities portion of the Unallocated Reserve should be maintained at a prudent level, usually within the range of $500,000 to $1,000,000, to meet present or future liabilities of the Trust.  The actual amount of the Unallocated Reserve will fluctuate from time to time and may increase or decrease from its current level. Future distributions will be highly dependent upon royalty income as it is received, changes in estimated pricing, potential for future price adjustments and the level of Trust expenses.  The amount of future royalty income available for distribution will be subject to the volume of iron ore product shipments and the dollar level of sales by Northshore.  Shipping activity is greatly reduced during the winter months and economic conditions, particularly those affecting the steel industry, may adversely affect the amount and timing of such future shipments and sales.  The Trustees will continue to monitor the economic and other circumstances of the Trust to strike a responsible balance between distributions to Unitholders and the need to maintain a reserve for unexpected loss contingencies at a prudent level, given the unpredictable nature of the iron ore industry, the Trust’s dependence on the actions of the lessee/operator, and the fact that the Trust essentially has no other liquid assets.

Recent Developments

Production and Shipments.  In its Form 10-Q filed October 29, 2010, Cliffs reported that Northshore was operating three of its four furnaces during the first nine months of calendar year 2010 with the fourth restarted in September 2010. In its Form 10-Q, Cliffs did not separately report the amount of iron ore produced at Northshore for the three months ended September 30, 2010.  Northshore has not provided the Trustees with an estimate of total expected shipments of iron ore pellets for calendar year 2010.  See the description of the uncertainty of market conditions in the iron ore and steel industry under “Important Factors Affecting Mesabi Trust” below and the information under the heading “Risk Factors” in Part I — Item 1A of the Trust’s Annual Report on Form 10-K for the year-ended January 31, 2010, as updated by Part II, Item 1A of this Quarterly Report on Form 10-Q.

Arbitration between Cliffs and ArcelorMittal.  In its Form 10-Q filed October 29, 2010, Cliffs provided an update to the matters previously reported regarding Cliffs’ arbitration with its customer ArcelorMittal.  As previously reported, Northshore, along with The Cleveland-Cliffs Iron Company, Cliffs Mining Company and Cliffs Sales Company, filed two arbitration demands against ArcelorMittal USA Inc., ISG Cleveland Inc., ISG Indiana Harbor Inc. and Mittal Steel USA Weirton Inc. (collectively, “ArcelorMittal”) related to attempts by ArcelorMittal to revise the nomination of ArcelorMittal’s pellet requirements and a corresponding shipping schedule for 2009 and to reverse an election to defer certain tonnage for 2009.  Cliffs reported that these two arbitration demands were settled on April 14, 2010.  Under the settlement, Cliffs reached an agreement with ArcelorMittal as to the final nomination for 2009 and the binding nomination for 2010. Cliffs also reported that on June 7, 2010, ArcelorMittal filed a complaint in the Circuit Court of Cook County, Illinois seeking a declaratory judgment that Cliffs must permit it to change the amounts and types of pellets to be shipped to its Indiana Harbor East facility in 2010 from the amounts and types set forth in the settlement agreement as part of ArcelorMittal’s 2010 nomination. Cliffs also reported that on June 25, 2010, it filed a motion to stay the case and to compel arbitration and on July 9, 2010, Cliffs filed an amended demand seeking a declaration that Cliffs is entitled to a price reopener for 2010.  In its Form 10-Q filed October 29, 2010, Cliffs reported that ArcelorMittal dismissed the Cook County lawsuit and commenced arbitration for which Cliffs filed an answering statement on September 10, 2010.

The Trustees are unable to predict what impact, if any, the proceedings between Cliffs and ArcelorMittal described above will have on shipments from Northshore or future royalties payable to the Trust.  However, the royalties received by the Trust could be affected, negatively or positively, to the extent such proceedings result in a negative or positive pricing adjustment for iron ore shipped from Trust lands.  The Trustees have not been informed what portion, if any, of the iron ore tonnage subject to these proceedings was shipped from Trust lands.

Arbitration and Application between Cliffs and Essar Algoma Steel.  In its Form 10-Q filed October 29, 2010, Cliffs reported that Essar Algoma Steel (“Essar”) filed an Application for Emergency Relief in the Ontario Superior Court of Justice in Ontario, Canada requesting that the court order Northshore, The Cleveland-Cliffs Iron Company and Cliffs Mining Company to ship pellets to an Essar facility in Sault Ste. Marie, Ontario pursuant to a Pellet Sale and Purchase Agreement dated January 31, 2002.  According to Cliffs, Essar disputed a mid-year adjustment to the price it pays for pellets under that agreement leading Cliffs to suspend performance due to Essar’s failure to pay amounts due to Cliffs.  According to Cliffs, the court granted the application and ordered Cliffs to resume shipping pellets at the December 2009 price though this injunction expired on October 1, 2010, following an agreement between the parties on an interim price to be paid by Essar pending the outcome of a related arbitration.

Cliffs also reported that simultaneously with the Application for Emergency Relief, Essar filed an arbitration demand pursuant to the agreement requesting that the arbitration panel determine a price adjustment and declare the May 2010 adjustment by Cliffs invalid and ineffective. Cliffs reported that it filed an answer and counterclaim on June 18, 2010 and an amended answer and counterclaim in the arbitration on July 16, 2010. Cliffs reported that the amended counterclaim asserts that published annual prices used to adjust the price of the pellets sold to Essar under the agreement have ceased to be published and asks the arbitration panel to either amend the agreement in this regard or require Essar to enter into negotiations with Cliffs to amend the agreement.

The Trustees are unable to predict what impact, if any, the proceedings between Cliffs and Essar described above will have on shipments from Northshore or future royalties payable to the Trust.  However, the royalties received by the Trust could be affected, negatively or positively, to the extent such proceedings result in a negative or positive pricing adjustment for iron ore shipped from Trust lands.  The Trustees have not been informed what portion, if any, of the iron ore tonnage subject to these proceedings was shipped from Trust lands.

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

For a discussion of additional factors, including but not limited to those that could adversely affect Mesabi Trust’s actual results and performance, see “Risk Factors” in Part I — Item 1A of Mesabi Trust’s Annual Report on Form 10-K for the year-ended January 31, 2010, as updated by Part II, Item 1A of this Quarterly Report on Form 10-Q.

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

For a discussion of additional factors, including but not limited to those that could adversely affect Mesabi Trust’s actual results and performance, see “Risk Factors” in Part I — Item 1A of Mesabi Trust’s Annual Report on Form 10-K for the year-ended January 31, 2010, as updated by Part II, Item 1A of this Quarterly Report on Form 10-Q.

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

The Trust did not have any changes in critical accounting policies or in significant accounting estimates during the three months ended October 31, 2010.  For a complete description of the Trust’s significant accounting policies, please see Note 2 to the financial statements included in the Trust’s Annual Report on Form 10-K for the year ended January 31, 2010.

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

PART II - OTHER INFORMATION

Item 1A. Risk Factors

The information presented below amends, updates and should be read in conjunction with the risk factors and information disclosed here and in the Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 2010. The risk factors disclosed here and in the Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 2010, in addition to the other information set forth in this quarterly report, could have a material adverse effect on the royalties received by Mesabi Trust. You should carefully consider such risks in addition to other information contained in this report before engaging in any transaction involving units of beneficial interest of Mesabi Trust. Additional risks and uncertainties not currently known to the Trust or that have been deemed to be immaterial as of the filing of this Quarterly Report could also materially adversely affect the Trust’s results of operations.

The Trust’s risk factors are hereby updated as follows:

The stability of Cliffs’ North American iron ore operations and the price adjustment provisions in the North American iron ore supply agreements with Cliffs’ customers could have a significant effect on the amounts available for distribution to the Trust’s Unitholders.

In Cliffs’ Form 10-K filed February 18, 2010, Cliffs reported that in 2009 five customers together accounted for more than 80 percent of its North American iron ore sales revenues.  According to the Form 10-K filed by Cliffs, sales volume under these agreements is largely dependent on customer requirements, and in some cases, Cliffs is the sole supplier of iron ore pellets to its customers.   In its Form 10-Q filed October 29, 2010, Cliffs reported that in 2010 virtually all of its North American iron ore sales volume will be sold under term supply agreements to a limited number of customers.  Contractual disputes with any of Cliffs’ significant customers or failure to renew or replace such agreements with similar agreements could result in lower sales volume and lower sales prices, which could adversely affect the royalties received by the Trust.

Cliffs has also reported that its North American term supply agreements contain a number of adjustment provisions, including adjustments based on general industrial inflation rates, the price of steel and the international price of iron ore pellets, among other factors, that allow Cliffs to adjust the prices under those agreements generally on an interim and annual basis.  These market prices are dependent upon supply and demand relationships and a variety of other factors over which the Trust has no control.  Cliffs’ price adjustment provisions are weighted and some are subject to annual collars, which limit Cliffs’ ability to raise prices to match international levels and fully capitalize on strong demand for iron ore.

Additionally, Cliffs has reported that during the first quarter of 2010, the world’s largest iron ore producers began to move away from the annual international benchmark pricing mechanism in favor of a shorter-term, more flexible pricing system. According to the most recent Form 10-Q filed by Cliffs, in addition to increased volatility of pricing, the change in the international pricing system will, in most instances, require that Cliffs’ sales contracts be modified to take into account the new international pricing methodology. Cliffs reports that it has reached final pricing settlement with the majority of its North American iron ore customers. However, negotiations with certain of its largest North American iron ore customers are still ongoing and some of Cliffs’ customers have filed arbitration demands related to the price adjustment provisions of their supply agreements.  Cliffs has not reported their assessment of the impact a change to the historical annual pricing mechanism will have on their existing supply agreements with such customers. Cliffs noted that these discussions and arbitrations may result in changes to the pricing mechanisms used with Cliffs’ various customers and could impact sales prices realized in current and future periods.  As discussed elsewhere in this Form 10-Q, the price adjustments mechanisms under Cliffs’ North American term supply agreements may result in significant variations in royalties received by Mesabi Trust from quarter to quarter and year to year.  These variations could adversely affect the royalties received by the Trust and, in turn, the resulting cash available for distribution to Unitholders.

Item 5. Other Information.

Mine Safety and Health Administration Safety Data.  Pursuant to §1503(a) of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act, Cliffs started reporting information related to certain mine safety results at Northshore.  This information is available in Part II, Item V of Cliffs Form 10-Q filed October 29, 2010.

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

99.1                 Report of Wipfli LLP, dated December 3, 2010 regarding its review of the unaudited interim financial statements of Mesabi Trust as of and for the three and nine months ended October 31, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MESABI TRUST
(Registrant)

	By:	DEUTSCHE BANK TRUST COMPANY AMERICAS
Corporate Trustee
Principal Administrative Officer and duly authorized signatory:*

	By:	DEUTSCHE BANK NATIONAL TRUST COMPANY

December 3, 2010		By:	/s/ Kenneth R. Ring
Name: Kenneth R. Ring
Title: Vice President

* There are no principal executive officers or principal financial officers of the registrant.