Form 10-K
period 2011-01-31
MESABI TRUST
filed 2011-04-11
CIK 65172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2011

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

(904) 271-2520

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    No   ☒   Yes ☐

As of July 30, 2010, the aggregate market value of the Units of Beneficial Interest in the registrant held by non-affiliates of the registrant was $318,307,699* based on the closing sale price as reported on the New York Stock Exchange.  As of April 1, 2011, there were 13,120,010 Units of Beneficial Interest in Mesabi Trust outstanding.

*Includes approximately $243,200 representing the market value, as of July 30, 2010, of 10,000 Units of Beneficial Interest the beneficial ownership of which is disclaimed by affiliates (see Item 12 herein).

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Annual Report of the Trustees for the Fiscal Year Ended January 31, 2011 (Annual Report)	Parts I, II, and IV

PART I

ITEM 1.                                                 BUSINESS.

(a)                                  General Development of Business.

The information under the headings “Trustees’ Discussion and Analysis of Financial Condition and Results of Operations,” “The Trust Estate,” “Leasehold Royalties,” and “Land Trust and Fee Royalties” beginning on pages 11, 22, 29 and 32, respectively, of the Annual Report of the Trustees of Mesabi Trust for the fiscal year ended January 31, 2011 (the “Annual Report”) is incorporated herein by reference.

(b)                                  Financial Information About Segments.

Substantially all of the revenue, operating profits and assets of Mesabi Trust (“Mesabi Trust” or the “Trust”) relate to one business segment—iron ore mining.  The information under the heading “Selected Financial Data” set forth on page 11 of the Annual Report is incorporated herein by reference.

(c)                                  Narrative Description of Business.

The information under the headings “Overview,” “Trustees’ Discussion and Analysis of Financial Condition and Results of Operations,” “The Trust Estate,” and “Leasehold Royalties” beginning on pages 2, 11, 22 and 29, respectively, of the Annual Report is incorporated herein by reference.

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

ITEM 1B.                                        UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.                                                 PROPERTIES.

The information under the heading “The Trust Estate” beginning on page 22 of the Annual Report is incorporated herein by reference.

ITEM 3.                                                     LEGAL PROCEEDINGS.

None.

ITEM 4.                                                     RESERVED.

PART II

ITEM 5.                                                     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The information under the headings “Unallocated Reserve” and “Certificates of Beneficial Interest” set forth on pages 33 and 34, respectively, of the Annual Report is incorporated herein by reference.

ITEM 6.                                                     SELECTED FINANCIAL DATA.

The information under the heading “Selected Financial Data” set forth on page 11 of the Annual Report is incorporated herein by reference.

ITEM 7.                                                     TRUSTEES’ DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information under the headings “Trustees’ Discussion and Analysis of Financial Condition and Results of Operations,” “Leasehold Royalties,” “Trust Expenses,” and “Unallocated Reserve” beginning on pages 11, 29, 32 and 33 respectively, of the Annual Report is incorporated herein by reference.

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

ITEM 9.                                                     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.                                            CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.  The Trust maintains a system of  disclosure controls and procedures designed to ensure that information required to be disclosed by Mesabi Trust in the reports that it furnishes or files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and regulations of the Securities and Exchange Commission.  Due to the pass-through nature of the Trust, the Trust’s disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by Mesabi Trust is received from Cliffs Natural Resources Inc. (“Cliffs”) and its wholly-owned subsidiary,

Northshore Mining Company (“Northshore”).  In order to help ensure the accuracy and completeness of the information required to be disclosed in the Trust’s periodic and annual reports, the Trust employs certified public accountants, geological consultants, and attorneys.  These outside professionals advise the Trust in its review and compilation of the information in this Form 10-K and the other periodic reports filed by the Trust with the SEC.

As part of their evaluation of Mesabi Trust’s disclosure controls and procedures, the Trustees rely on quarterly shipment and royalty calculations provided by Northshore and Cliffs.  Because Northshore has declined to provide a written certification attesting to whether Northshore has established disclosure controls and procedures and internal controls sufficient to enable it to verify that the information furnished to the Trustees is accurate and complete, the Trustees also rely on (a) an annual certification from Northshore and Northshore’s parent, Cliffs Natural Resources Inc. (“Cliffs”), certifying as to the accuracy of the royalty calculations, and (b) the related due diligence review performed by the Trust’s accountants.  In addition, Mesabi Trust’s consultants review the schedule of leasehold royalties payable and shipping and sales reports provided by Northshore against production and shipment reports prepared by Eveleth Fee Office, Inc., an independent consultant to Mesabi Trust (“Eveleth Fee Office”). Eveleth Fee Office performs inspections of the Northshore mine and its pelletizing operations, observes production and shipping activities, gathers production and shipping information from Northshore and prepares monthly production and shipment reports for the Trustees. Furthermore, as part of its engagement by Mesabi Trust, Eveleth Fee Office also attends Northshore’s calibration and testing of its crude ore scales and boat loader scales which are conducted on a periodic basis.

As of the end of the period covered by this report, the Trustees carried out an evaluation of Mesabi Trust’s disclosure controls and procedures.  The Trustees have concluded that such disclosure controls and procedures are effective.

Trustees’ Report on Internal Control over Financial Reporting.  The Trustees’ Report on Internal Control over Financial Reporting is set forth on page F-2 of the Annual Report.  The attestation report of the Trust’s independent registered public accounting firm on their assessment of the Trust’s internal control over financial reporting is set forth on pages F-3 of the Annual Report.

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

To carry out the Trustees’ duties under the Agreement of Trust, the Trustees meet on a quarterly basis to discuss information and circumstances relevant to the Trust.  The Trustees also conduct telephone conferences from time to time between the quarterly meetings to address developments that require more timely attention.  The Trust held twelve meetings either in person or via teleconference in fiscal 2011.  All of the Trustees were present at all of the meetings held in fiscal 2011.

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

Age: 64

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

Age: 68

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

Age: 82

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

Age: 64

Year Appointed as Individual Trustee: 1981

Orthopedic Surgeon

Dr. Sprague, appointed as a Mesabi Trustee in 1981, is the longest serving member of the Mesabi Trustees.  Dr. Sprague received a B.S. in Geology from the University of California, Santa Barbara and a M.D. from UCLA.  Dr. Sprague also has investment experience as a general partner in two private investment partnerships.  Dr. Sprague’s thirty years experience as a Trustee makes him an important part of the institutional memory of the Mesabi Trust.

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

Pursuant to the Amendment, each Individual Trustee receives at least $20,000 in annual compensation for services as Trustee.  Each year, annual Trustee compensation is adjusted up or down (but not below $20,000) in accordance with changes from the November 1981 level of 295.5 (the “1981 Escalation Level”) in the All Commodities Producer Price Index (with 1967 = 100 as a base).  The All Commodities Producer Price Index is published by the U.S. Department of Labor, Bureau of Labor Statistics.  The adjustment is made at the end of each fiscal year and is calculated on the basis of the proportion between (a) the level of such index for the November preceding the end of such fiscal year, and (b) the 1981 Escalation Level.  Any action to modify or otherwise vary the compensation of the Individual Trustees as provided by the Amendment must be approved by the affirmative vote of 66 2/3% of the outstanding units of beneficial interest.  The Individual Trustees each received total compensation of $38,082 during fiscal 2011.

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

Additionally, each year the Corporate Trustee receives $62,500 to cover clerical and administrative services to Mesabi Trust, other than services customarily performed by a registrar or transfer agent for which the Corporate Trustee is paid additional service fees.  The Corporate Trustee earned $133,983 in cash compensation for the fiscal year ended January 31, 2011. The Corporate Trustee also received $11,798 for its services as registrar and transfer agent for the year ended January 31, 2011.  The Corporate Trustee earned $145,781 in total compensation for the fiscal year ended January 31, 2011.

Under the Amendment, the Individual Trustees may, in extraordinary circumstances, pay additional compensation to the Corporate Trustee.  The decision to pay such compensation must be unanimously approved by the Individual Trustees.  The Corporate Trustee did not receive any compensation for extraordinary services with respect to the year ended January 31, 2011.

Trustees’ Compensation Report

The Trustees have not designated a compensation committee and are not required to do so by applicable law or regulation.  The Trustees, as a group, have reviewed and discussed the Compensation Discussion and Analysis (“CD&A”) and based on such review and discussion have recommended that the CD&A be included in this Annual Report on Form 10-K.

MESABI TRUST

Deutsche Bank Trust Company Americas

Robert C. Berglund

James A. Ehrenberg

Richard G. Lareau

Norman F. Sprague III

Trustee Compensation

Summary Compensation Table

The table below summarizes the total compensation earned by each of the Individual Trustees and the Corporate Trustee in the fiscal year ended January 31, 2011.

Name	Trustee Fees Earned ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)

Deutsche Bank Trust Company Americas, Corporate Trustee	$133,983	N/A	N/A	N/A	N/A	$11,798	(1)	$145,781

Robert C. Berglund	$38,082	N/A	N/A	N/A	N/A	N/A		$38,082

James A. Ehrenberg	$38,082	N/A	N/A	N/A	N/A	N/A		$38,082

Richard G. Lareau	$38,082	N/A	N/A	N/A	N/A	N/A		$38,082

Norman F. Sprague III	$38,082	N/A	N/A	N/A	N/A	N/A		$38,082

(1)          Represents fees and disbursements paid to Deutsche Bank Trust Company Americas for its services as registrar and transfer agent of the Units.

ITEM 12.                                              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND TRUSTEES.

Based on information that has been obtained from Mesabi Trust’s records and a review of statements of beneficial ownership filed with Mesabi Trust pursuant to Rule 13d-102 under the Securities Exchange Act of 1934, as amended, no person known to Mesabi Trust beneficially owns more than 5% of the Trust’s Units outstanding as of April 1, 2011

The table below sets forth information as to the Units of Beneficial Interest in Mesabi Trust beneficially owned as of April 1, 2011 by the Trustees individually and as a group. Except as otherwise indicated and subject to applicable community property laws, each Trustee has sole voting and investment powers with respect to the securities listed. There were no Certificates of Beneficial Interest of Mesabi Trust owned or pledged by the Trustees as of January 31, 2011. The Trust does not have any compensation plans under which securities of the Trust are authorized for issuance.

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

ITEM 13.                                              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Mr. Richard G. Lareau, who became a Trustee on March 7, 1990, is a senior partner in the law firm of Oppenheimer Wolff & Donnelly LLP, of Minneapolis, Minnesota.  That firm has been retained by Mesabi Trust since 1961 to act with respect to matters of Minnesota law, and was retained in 1991 by the Trustees other than Mr. Lareau to act as general legal counsel.  Mesabi Trust paid Oppenheimer Wolff & Donnelly LLP (“Oppenheimer”) fees totaling $238,023 for legal services provided to the Trust during the fiscal year ended January 31, 2011 compared with fees totaling $224,796 for legal services provided to the Trust during fiscal year ended January 31, 2010.  Please see the disclosure under the heading “Trust Expenses” beginning on page 32 of the Annual Report for additional information regarding the fees paid to Oppenheimer for the Trust’s legal expenses.

Related Person Transaction Policy

During the fiscal year ended January 31, 2011, the Trustees met on a quarterly basis and reviewed and approved or ratified certain transactions that occurred during the prior fiscal quarter.  In connection with their review of the Trust’s transactions, the Trustees consider whether there have been any related person transactions.  In determining whether to approve a related person transaction, the Trustees consider the following factors, in addition to any other factors they deem necessary or appropriate:

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

Based on their review of the Trust’s transactions during the fiscal year ended January 31, 2011, the Trustees concluded that there were no related person transactions required to be disclosed in this Annual Report on Form 10-K.

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

ITEM 14.                                              PRINCIPAL ACCOUNTANT FEES AND SERVICES.

 (a)                     Audit Fees.

The aggregate fees paid during fiscal 2011 for professional services rendered by Wipfli LLP (“Wipfli”) for the audit of the Trust’s annual financial statements, the audit of the Trustees’ assessment of internal control over financial reporting and review of the financial statements included in the Trust’s quarterly reports on Form 10-Q were $48,734,which amount excludes fees incurred by the Trust for professional services rendered by Wipfli after January 31, 2011 and not yet billed to the Trust.

The aggregate fees paid during fiscal 2010 for professional services rendered by Wipfli for the audit of the Trust’s annual financial statements, the audit of the Trustees’ assessment of internal control over financial reporting and review of the financial statements included in the Trust’s quarterly reports on Form 10-Q were $52,660.

(b)                        Audit-Related Fees.

No fees were paid to Wipfli for assurance and related services that were not reasonably related to the performance of the audit or review of the Trust’s financial statements for fiscal 2011 or fiscal 2010.

(c)                        Tax Fees.

No fees were paid to Wipfli for tax compliance, tax advice and tax planning for Mesabi Trust for fiscal 2011 or fiscal 2010.

(d)                        All Other Fees.

No other fees were paid to Wipfli for services provided to Mesabi Trust, other than those described in item (a), for fiscal 2011 or fiscal 2010.

Before the independent auditor is engaged to perform audit and review services for the Trust, the Trustees approve the engagement.

PART IV

ITEM 15.                                              EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) 1.                     Financial Statements:

The following Financial Statements are incorporated in this Report by reference from the following pages of the Annual Report:

Report of Independent Registered Public Accounting Firm	Page F-3

Balance Sheets as of January 31, 2011 and 2010	Page F-4

Statements of Income for the years ended January 31, 2011, 2010, and 2009	Page F-5

Statements of Unallocated Reserve and Trust Corpus for the years ended January 31, 2011, 2010, and 2009	Page F-6

Statements of Cash Flows for the years ended January 31, 2011, 2010, and 2009	Page F-7

Notes to Financial Statements	Pages F-8 - F-14

    (a) 3.      Exhibits:

Item No.	Item	Filing Method

3	Agreement of Trust dated as of July 18, 1961	Incorporated by reference from Exhibit 3 to Mesabi Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 1987.

3(a)	Amendment to the Agreement of Trust dated as of October 25, 1982	Incorporated by reference from Exhibit 3(a) to Mesabi Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 1988.

4	Instruments defining the rights of Trust Certificate Holders	Incorporated by reference from Exhibit 4 to Mesabi Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 1987.

10(a)	Peters Lease	Incorporated by reference from Exhibits 10(a) - 10(d) to Mesabi Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 1987.

10(b)	Amendment of Assignment of Peters Lease	Incorporated by reference from Exhibits 10(a) - 10(d) to Mesabi Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 1987.

10(c)	Cloquet Lease	Incorporated by reference from Exhibits 10(a) - 10(d) to Mesabi Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 1987.

10(d)	Assignment of Cloquet Lease	Incorporated by reference from Exhibits 10(a) - 10(d) to Mesabi Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 1987.

10(e)	Modification of Lease and Consent to Assignment dated as of October 22, 1982	Incorporated by reference from Exhibit 10(e) to Mesabi Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 1988.

Item No.	Item	Filing Method
10(f)	Amendment of Assignment, Assumption and Further Assignment of Peters Lease	Incorporated by reference from Exhibit A to Mesabi Trust’s Report on Form 8-K dated August 17, 1989.

10(g)	Amendment of Assignment, Assumption and Further Assignments of Cloquet Lease	Incorporated by reference from Exhibit B to Mesabi Trust’s Report on Form 8-K dated August 17, 1989.

10(h)	Summary Description of Trustees’ Compensation	Filed herewith.

13	Annual Report of the Trustees of Mesabi Trust for the fiscal year ended January 31, 2011	Filed herewith.

14	Trustees Code of Ethics	Incorporated by reference from Exhibit 13 to Mesabi Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004.

31	Certification of Corporate Trustee of Mesabi Trust pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32	Certification of Corporate Trustee of Mesabi Trust pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 11, 2011

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

/s/ Robert C. Berglund	April 11, 2011
Robert C. Berglund
Individual Trustee

/s/ James A. Ehrenberg	April 11, 2011
James A. Ehrenberg
Individual Trustee

/s/ Richard G. Lareau	April 11, 2011
Richard G. Lareau
Individual Trustee

/s/ Kenneth R. Ring	April 11, 2011
Kenneth R. Ring
Vice President
Deutsche Bank Trust Company Americas

/s/ Norman F. Sprague III	April 11, 2011
Norman F. Sprague III
Individual Trustee