Form 10-Q
period 2011-04-30
MESABI TRUST
filed 2011-06-03
CIK 65172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2011

or

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

As of June 2, 2011, there were 13,120,010 Units of Beneficial Interest in Mesabi Trust outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements. (Note 1)

Mesabi Trust

Condensed Statements of Income

Three Months Ended April 30, 2011 and 2010

		Three Months Ended
		April 30,
		2011	2010
		(unaudited)	(unaudited)
A.	Condensed Statements of Income

	Revenues
	Royalty income	$3,276,589	$4,987,731
	Interest income	1,459	5,096
		3,278,048	4,992,827

	Expenses	214,787	207,862

	Net income	$3,063,261	$4,784,965

	Number of units outstanding	13,120,010	13,120,010

	Net income per unit (Note 2)	$0.2335	$0.3647

	Distributions declared per unit (Note 3)	$0.0500	$0.1250

See Notes to Condensed Financial Statements.

Mesabi Trust

Condensed Balance Sheets

April 30, 2011 and January 31, 2011

		April 30, 2011	January 31, 2011
		(unaudited)
B.	Condensed Balance Sheets

	Assets

	Cash and cash equivalents	$741,052	$8,693,691

	U.S. Government securities, at amortized cost (which approximates market)	451,104	668,889

	Accrued income receivable	2,666,600	232,786
	Prepaid expenses	49,061	50,207
		3,907,817	9,645,573

	U.S. Government securities, at amortized cost (which approximates market)	217,889	—

	Fixed property, including intangibles, at nominal values

	Amended Assignment of Peters Lease	1	1

	Assignment of Cloquet Lease	1	1

	Certificate of beneficial interest for 13,120,010 units of land trust	1	1
		3	3

		$4,125,709	$9,645,576

	Liabilities, Unallocated Reserve and Trust Corpus

	Liabilities
	Distribution payable	$656,001	$8,528,006
	Accrued expenses	74,643	129,765
		730,644	8,657,771

	Unallocated Reserve (Note 4)	3,395,062	987,802
	Trust Corpus	3	3

		$4,125,709	$9,645,576

See Notes to Condensed Financial Statements.

Mesabi Trust

Condensed Statements of Cash Flows

Three Months Ended April 30, 2011 and 2010

		Three Months Ended
		April 30,
		2011	2010
		(unaudited)	(unaudited)
C.	Condensed Statements of Cash Flows

	Cash flows from operating activities
	Royalties received	$842,499	$338,064
	Interest received	1,735	4,154
	Expenses paid	(268,763)	(212,697)

	Net cash provided by operating activities	575,471	129,521

	Cash flows from investing activities
	Maturities of U.S. Government Securities	217,000	—
	Purchases of U.S. Government Securities	(217,104)	(999,707)

	Net cash (used for) investing activities	(104)	(999,707)

	Cash flow used for financing activity
	Distributions to Unitholders	(8,528,006)	(7,216,005)

	Net change in cash and cash equivalents	(7,952,639)	(8,086,191)

	Cash and cash equivalents, beginning of year	8,693,691	8,444,697

	Cash and cash equivalents, end of quarter	$741,052	$358,506

	Reconciliation of net income to net cash provided by operating activities

	Net income	$3,063,261	$4,784,965
	Decrease (increase) in accrued income receivable	(2,433,814)	(2,852,609)
	Decrease (increase) in prepaid expenses	1,146	(9,399)
	Increase (decrease) in accrued expenses	(55,122)	4,564
	Increase (decrease) in deferred royalty revenue	—	(1,798,000)

	Net cash provided by operating activities	$575,471	$129,521

	Non Cash Financing Activity

	Distributions declared	$656,001	$1,640,001

See Notes to Condensed Financial Statements.

MESABI TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS

April 30, 2011 (Unaudited)

Note 1.         The financial statements included herein have been prepared without audit (except for the balance sheet at January 31, 2011) in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  In the opinion of the Trustees, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the results of operations for the three months ended April 30, 2011 and 2010, (b) the financial position at April 30, 2011, and (c) the cash flows for the three months ended April 30, 2011 and 2010, have been made.  For further information, refer to the financial statements and footnotes included in Mesabi Trust’s Annual Report on Form 10-K for the year ended January 31, 2011.

Note 2.         Net income per unit includes accrued income receivable.  For the three months ended April 30, 2011, the Trust recorded $2,666,600 of accrued income receivable as reflected on the Condensed Balance Sheet as of April 30, 2011 (unaudited).  Accrued income receivable is accounted for and reported for the Trust’s first fiscal quarter based on shipments during the month of April even though such accrued income receivable is not available for distribution to Unitholders until it is actually received by the Trust at the end of July 2011.  Net income per unit is based on 13,120,010 units outstanding during the period.

Note 3.         The Trust declares distributions each year in April, July, October and January.  Distributions are declared after receiving notification from Northshore Mining Company (“Northshore”) as to the amount of royalty that is expected to be paid to the Trust in cash based on shipments through the end of each calendar quarter.  The Trust’s financial statements are prepared on an accrual basis and present the Trust’s results of operations based on each fiscal quarter which ends one month after the close of each calendar quarter.  Because distributions are declared based on the royalty payment that is payable as of the end of each calendar quarter and the Trust’s Net Income is calculated as of the end of each fiscal quarter, the distributions declared by the Trust are not equivalent to the Trust’s Net Income during the periods reported in this quarterly report on Form 10-Q.

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

As of April 30, 2011 and January 31, 2011, the Trust’s Unallocated Reserve was comprised of the following components:

	April 30, 2011 (unaudited)	January 31, 2011
Cash and U.S. Government securities	$728,462	$755,016
Accrued Income Receivable	2,666,600	232,786

Unallocated Reserve	$3,395,062	$987,802

A reconciliation of the Trust’s Unallocated Reserve from January 31, 2011 to April 30, 2011 is as follows:

Unallocated Reserve, January 31, 2011	$987,802

Net income	3,063,261
Distributions declared	656,001

Unallocated Reserve, April 30, 2011	$3,395,062

Item 2.    Trustees’ Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Certain information included in this Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934.  All such forward-looking statements, including those statements estimating iron ore pellet production, shipments or pricing, are based on information from the lessee/operator (and its parent corporation) of the mine located on the lands owned and held in trust for the benefit of the holders of units of beneficial interest of Mesabi Trust.  These statements may be identified by the use of forward-looking words, such as “may,” “will,” “could,” “project,” “predict, “ “intend,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “should,” “assume,” “forecast” and other similar words.  Such forward-looking statements are inherently subject to known and unknown risks and uncertainties.  Actual results and future developments could differ materially from the results or developments expressed in or implied by these forward-looking statements.  These risks and uncertainties include, but are not limited to, volatility of iron ore and steel prices, market supply and demand, competition, environmental hazards, health and safety conditions, regulation or government action, litigation and uncertainties about estimates of reserves.  Further, substantial portions of royalties earned by Mesabi Trust are based on estimated prices that are subject to interim and final adjustments which can be positive or negative and are dependent in part on multiple price and inflation index factors under agreements to which Mesabi Trust is not a party and that are not known until after the end of a contract year.  It is possible that future negative price adjustments could partially or even completely offset royalties or royalty income that would otherwise be payable to the Trust in any particular quarter, or at year end, thereby potentially reducing cash available for distribution to the Trust’s Unitholders in future quarters.  For a discussion of the factors, including without limitation, those that could materially and adversely affect Mesabi Trust’s actual results and performance, see “Risk Factors” in Part I — Item 1A of Mesabi Trust’s Annual Report on Form 10-K for the year-ended January 31, 2011.  Mesabi Trust undertakes no obligation, other than that imposed by law, to make any revisions to the forward-looking statements contained in this filing or to update them to reflect circumstances occurring after the date of this filing.

This discussion should be read in conjunction with the condensed financial statements and notes presented in this Form 10-Q and the financial statements and notes in the last filed Annual Report on

Form 10-K filed for the period ending January 31, 2011 for a full understanding of Mesabi Trust’s financial position and results of operations for the three month period ended April 30, 2011.

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

Three types of royalties, as well as royalty bonuses, comprise the Trust’s leasehold royalty income:

•              Base overriding royalties.  Base overriding royalties have historically constituted the majority of the Trust’s royalty income.  Base overriding royalties are determined by both the volume and selling price of iron ore products shipped.  Northshore is obligated to pay the Trust base overriding royalties in varying amounts, based on the volume of iron ore products shipped.  Base overriding royalties are calculated as a percentage of the gross proceeds of iron ore products produced at the Trust lands (and to a limited extent other lands) and shipped from Silver Bay, Minnesota.  The percentage ranges from 2-1/2% of the gross proceeds for the first one million tons of iron ore products so shipped annually to 6% of the gross proceeds for all iron ore products in excess of 4 million tons so shipped annually.  Base overriding royalties are impacted by, among other things, price adjustments under the Cliffs Pellet Agreements and, as described elsewhere in this report, such adjustments may be positive or negative.

•              Royalty bonuses.  The Trust earns royalty bonuses when iron ore products shipped from Silver Bay are sold at prices above a threshold price per ton.  The royalty bonus is based on a percentage of the gross proceeds of product shipped from Silver Bay and sold at prices above a threshold price.  The threshold price is adjusted (but not below $30.00 per ton) on an annual basis for inflation and deflation (the “Adjusted Threshold Price”).  The Adjusted Threshold Price was $48.81 per ton for calendar year 2010 and is $49.35 per ton for calendar year 2011.  The royalty bonus percentage ranges from 1/2 of 1% of the gross proceeds (on all tonnage shipped for sale at prices between the Adjusted Threshold Price and $2.00 above the Adjusted Threshold Price) to 3% of the gross proceeds (on all tonnage shipped for sale at prices $10.00 or more above the Adjusted Threshold Price).  Royalty bonuses are subject to price adjustments under the Cliffs Pellet Agreements and, as described elsewhere in this report, such adjustments may be positive or negative.

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

•              Minimum advance royalties.  Northshore’s obligation to pay base overriding royalties and royalty bonuses with respect to the sale of iron ore products generally accrues upon the shipment of those products from Silver Bay.  However, regardless of whether any shipment has occurred, under the terms of the Amended Assignment Agreements, Northshore is obligated to pay to the Trust a minimum advance royalty.  Each year, the amount of the minimum advance royalty is adjusted (but not below $500,000 per annum) for inflation and deflation in accordance with the Amended Assignment Agreements.  The minimum advance royalty was $813,729 for calendar year 2010 and is $822,783 for calendar year 2011.  Until overriding royalties (and royalty bonuses, if any) for a particular year equal or exceed the minimum advance royalty for the year, Northshore must make quarterly payments of up to 25% of the minimum advance royalty for the year.  Because minimum advance royalties are essentially prepayments of base overriding royalties and royalty bonuses earned each year, any minimum advance royalties paid in a fiscal quarter are recouped by credits against base overriding royalties and royalty bonuses earned in later fiscal quarters during the year.

Under the relevant documents, Northshore may mine and ship iron ore products from lands other than Mesabi Trust lands.  Northshore is obligated to make quarterly royalty payments to the Trust in January, April, July and October of each year based on shipments of iron ore products from Silver Bay, Minnesota during each calendar quarter.  In the case of base overriding royalties and royalty bonuses, these quarterly royalty payments are to be made whether or not the related proceeds of sale have been received by Northshore by the time such payments become due.  Northshore alone determines whether to mine off Trust and/or such other lands, based on its current mining and engineering plan.  The Trustees do not exert any influence over mining operational decisions.  To encourage the mining of iron ore products from Mesabi Trust lands, Mesabi Trust receives royalties on stated percentages of iron ore shipped from Silver Bay, whether or not the iron ore products that are shipped are actually mined from Mesabi Trust lands.  Mesabi Trust receives royalties based on the greater of following two methods of calculating royalty payments (i) the aggregate quantity of iron ore products shipped that were produced using iron ore mined from Mesabi Trust lands, and (ii) a portion of the aggregate quantity of all iron ore products shipped from Silver Bay that were mined from any lands, such portion being 90% of the first four million tons shipped from Silver Bay during the calendar year, 85% of the next two million tons shipped during the calendar year, and 25% of all tonnage shipped from Silver Bay during such year in excess of six million tons.

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

Results of Operations

Comparison of Iron Ore Pellet Production and Shipments for the Three Months Ended April 30, 2011 and April 30, 2010

As shown in the table below, production of iron ore pellets at Northshore from Mesabi Trust lands during the fiscal quarter ended April 30, 2011 totaled  1,137,298 tons, and actual shipments over the same period totaled 470,528 tons.  By comparison, actual pellet production and actual shipments for the comparable prior period were 1,321,406 tons and 1,081,930 tons, respectively.  The decrease in production and shipments at Northshore, as compared to the prior comparable period, is the result of decreases in anticipated demand and actual orders from Cliffs’ customers.

Fiscal Quarter Ended	Pellets Produced from Trust Lands (tons)	Pellets Shipped from Trust Lands (tons)
April 30, 2011	1,137,298	470,528
April 30, 2010	1,321,406	1,081,930

Comparison of Royalty Income for the Three Months Ended April 30, 2011 and April 30, 2010

Total royalty income for the quarter decreased $1,711,142 over the comparable prior period.  The decrease in total royalty income is due to the decrease in the total volume of iron ore pellets shipped during the three months ended April 30, 2011, as compared to the three months ended April 30, 2010.  The decrease in the volume of iron ore pellets shipped contributed to a decrease in the base overriding royalty and the bonus royalty payments even though the average sales price per ton for the three months ended April 30, 2011 was higher than the average sales price per ton for the three months ended April 30, 2010.

The table below shows that the base overriding royalties and the bonus royalties decreased $808,508 and $907,935, respectively, for the three months ended April 30, 2011, as compared to the three months ended April 30, 2010.  The fee royalties increased $5,301 for the three months ended April 30, 2011, as compared to the three months ended April 30, 2010.  The decreases in the base overriding royalties and the bonus royalties are attributable to the decrease in the volume of tons shipped during the three months ended April 30, 2011, each as compared to the three months ended April 30, 2010.

The table below summarizes the components of Mesabi Trust’s royalty income for the three months ended April 30, 2011 and April 30, 2010, respectively:

	Three Months Ended April 30,
	2011	2010
Base overriding royalties	$1,467,783	$2,276,291
Bonus royalties	1,663,519	2,571,454
Minimum advance royalty paid (recouped)	—	—
Fee royalties	145,287	139,986
Total royalty income	$3,276,589	$4,987,731

Comparison of Income, Expenses and Distributions for the Three Months Ended April 30, 2011 and April 30, 2010

Net income for the three months ended April 30, 2011 was $3,063,261 a decrease of $1,721,704 compared to the three months ended April 30, 2010.  As with the decrease in total royalty income, the decrease in net income for the quarter ended April 30, 2011 is the result of a  decrease in the volume of tons shipped.  The Trust’s expenses of $214,787 for the three months ended April 30, 2011 was comparable to the Trust’s expenses for the three month period ended April 30, 2010.  The table below summarizes the Trust’s income and expenses for the three months ended April 30, 2011 and April 30, 2010, respectively.

	Three Months Ended April 30,
	2011	2010
Total Royalty Income	$3,276,589	$4,987,731
Interest Income	1,459	5,096
Gross Income	3,278,048	4,992,827
Expenses	214,787	207,862
Net income	$3,063,261	$4,784,965

As presented on the Trust’s Condensed Statements of Income on page 2 of this quarterly report, the Trust’s net income per unit decreased $0.1312 to $0.2335 for the three months ended April 30, 2011, as compared to the three months ended April 30, 2010.  At the same time, distributions declared per unit decreased $0.075 from $0.125 for the three months ended April 30, 2010 to $0.05 for the three months ended April 30, 2011.

Distributions are declared after receiving notification from Northshore as to the amount of royalty income that is expected to be paid to the Trust based on shipments through the end of each calendar quarter, and such royalty payments may include pricing adjustments with respect to shipments during prior periods.  The Trust accounts for and reports accrued income receivable based on shipments during the last month of the Trust’s fiscal quarter (April, July, October and January) and price adjustments under the Cliffs Pellet Agreements (which can be positive or negative and can result in significant variations in royalties received by Mesabi Trust and cash available for distribution to Unitholders).  The Trust accounts for these amounts by using estimated prices and reports such amounts even though accrued income receivable is not available for distribution to Unitholders until it is received by the Trust.  Accordingly, distributions declared by the Trust are not equivalent to the Trust’s Net Income during the periods reported in this quarterly report on Form 10-Q.

Comparison of Unallocated Reserve as of April 30, 2011, April 30, 2010 and January 31, 2011

As set forth in the table below, Unallocated Reserve, which is comprised of accrued income receivable, cash reserve for potential fixed or contingent future liabilities and deferred royalty revenue, decreased from $4,272,796 as of April 30, 2010 to $3,395,062 as of April 30, 2011.  The decrease in the Unallocated Reserve is the result of decreases in the Trust’s accrued income receivable and cash reserve, partially offset by the elimination of the Trust’s deferred royalty revenue liability.  The Trust’s deferred royalty revenue liability, which was ($972,000) as of April 30, 2010, has been eliminated due to Northshore’s offsetting of negative pricing adjustments against the Trust’s quarterly royalty payments received during calendar year 2010.  The Trust’s cash reserve for potential fixed or contingent future liabilities decreased from $1,518,249 as of April 30, 2010 to $728,462 as of April 30, 2011.  The decrease in the cash reserve for potential fixed or contingent future liabilities is due to the Trustee’s decision to use a portion of the cash reserve to pay distributions to Unitholders during calendar year 2010, as the Trust’s deferred royalty revenue liability was reduced and then eliminated.  At the same time, the accrued income receivable portion of the Unallocated Reserve decreased from $3,726,547 as of April 30, 2010 to $2,666,600 as of April 30, 2011.  The decrease in the accrued income receivable portion of the Unallocated Reserve is the result of a lower volume of shipments during the month of April 2011, as compared to April 2010.

	Three Months Ended April 30,
	2011	2010
Accrued Income Receivable	$2,666,600	$3,726,547
Deferred Royalty Revenue	—	(972,000)
Cash Reserve	728,462	1,518,249
Unallocated Reserve	$3,395,062	$4,272,796

As stated in the preceding paragraph, the remaining balance of the Trust’s deferred royalty revenue was eliminated during 2010.  Although the Trust does not currently have any deferred revenue royalty liability, it is possible that future negative price adjustments could offset, or even eliminate, future royalties or royalty income that would otherwise be payable to the Trust in any particular quarter, or at year end, thereby potentially reducing cash available for distribution to the Trust’s Unitholders in future quarters.  See the discussion under the heading “Risk Factors” beginning on page 3 of the Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 2011.

The Trust’s Unallocated Reserve as of April 30, 2011 increased by $2,407,260 as compared to the fiscal year ended January 31, 2011.  The increase in the Unallocated Reserve is due primarily to an increase in accrued income receivable.  At January 31, 2011, the Unallocated Reserve consisted of $755,016 in unallocated cash and U.S. Government securities and $232,786 of accrued income receivable, primarily representing royalties not yet received by the Trust but anticipated to be received in fiscal 2012.

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

Recent Developments

Production and Shipments at Northshore.  In its Form 10-Q filed April 29, 2011, Cliffs reported that all four furnaces at Northshore were operating during the first calendar quarter.  In the same Form 10-Q, Cliffs did not separately report the amount of iron ore produced at Northshore for the three months ended March 31, 2011.  Cliffs has not provided the Trustees with an estimate of total expected shipments of iron ore pellets from Northshore for calendar year 2011.  See the description of the uncertainty of market conditions in the iron ore and steel industry under “Important Factors Affecting Mesabi Trust” below and the information under the heading “Risk Factors” in Part I — Item 1A of the Trust’s Annual Report on Form 10-K for the year-ended January 31, 2011.

ArcelorMittal Settlement.  As previously reported in the Trust’s Form 10-K for the fiscal year ended January 31, 2011, Cliffs reported in a news release and in its Form 10-Q filed April 29, 2011, that it reached a negotiated settlement with ArcelorMittal USA Inc., and related parties, with respect to multiple arbitration and litigation proceedings.  Cliffs announced that as part of the settlement, it received a cash payment of approximately $275 million as a pricing “true-up” for pellet volumes delivered to certain ArcelorMittal steelmaking facilities in North America during 2009 and 2010. Cliffs also announced, as part of the settlement, that it and ArcelorMittal have agreed to replace the previous pricing mechanism with a world market-based pricing mechanism beginning in 2011 and through the remainder of the contract for one of the iron ore supply agreements that Cliffs has with ArcelorMittal.

The Trustees are unable to predict what impact, if any, the negotiated settlement between Cliffs and ArcelorMittal described above will have on shipments from Northshore or future royalties payable to the Trust.  The Trustees have not yet been informed what portion, if any, of the iron ore tonnage subject to the negotiated settlement was mined from Trust lands and shipped from Silver Bay, MN, or if the Trust will receive any adjustments to royalties previously received as a result of the negotiated settlement.

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

In accordance with the Agreement of Trust and the Amendment, the Trustees are entitled to, and in fact do, rely upon certain experts in good faith, including (i) the independent consultants with respect to monthly production and shipment reports, which include figures on crude ore production and iron ore pellet shipments, and discussions concerning the condition and accuracy of the scales and plans regarding the development of Mesabi Trust’s mining property; and (ii) the accounting firm they have contracted with for non-audit services, including reviews of financial data related to shipping and sales reports provided by Northshore and a review of the schedule of leasehold royalties payable to Mesabi Trust.  For a discussion of additional factors, including but not limited to those that could adversely affect Mesabi Trust’s actual results and performance, see “Risk Factors” in Part I — Item 1A of Mesabi Trust’s Annual Report on Form 10-K for the year-ended January 31, 2011.

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

Effects of Securities Regulation

The Trust is a publicly-traded trust with Units of Beneficial Interest that are listed on the New York Stock Exchange (“NYSE”) and is therefore subject to extensive regulation under, among others, the Securities Act of 1933, the Securities Exchange Act of 1934, the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and the rules and regulations of the NYSE.  Issuers failing to comply with such authorities risk serious consequences, including criminal as well as civil and administrative penalties.  In most instances, these laws, rules and regulations do not specifically address their applicability to publicly-traded trusts such as Mesabi Trust.  In particular, Sarbanes-Oxley and the Dodd-Frank Wall Street Reform and Consumer Protection Act have mandated the adoption by the Securities and Exchange Commission (the “SEC”) and, in some instances, the NYSE of certain rules and regulations that are impossible for the Trust to satisfy because of its nature as a pass-through trust that has no officers or employees.  Pursuant to NYSE rules currently in effect the Trust is exempt from many of the corporate governance requirements that apply to publicly traded corporations listed on the NYSE.  The Trust does not have, nor does the Agreement of Trust provide for, a board of directors, an audit committee, a corporate governance committee or a compensation committee.  The Trustees intend to closely monitor the SEC’s and the NYSE’s rulemaking activity and will attempt to comply with such rules and regulations where applicable.

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

The Trust did not have any changes in critical accounting policies or in significant accounting estimates during the three months ended April 30, 2011.  For a complete description of the Trust’s significant accounting policies, please see Note 2 to the financial statements included in the Trust’s Annual Report on Form 10-K for the year ended January 31, 2011.

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

PART II - OTHER INFORMATION

Item 1A.                 Risk Factors

There have been no material changes in the Trust’s risk factors as described in Part I Item 1A, “Risk Factors” in the Trust’s Annual Report on Form 10-K for the year ended January 31, 2011.

Item 5.                    Other Information

Mine Safety and Health Administration Safety Data.  Pursuant to §1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, Cliffs started reporting information related to certain mine safety results at Northshore.  This information is available in Part II, Item V of Cliffs’ Form 10-Q filed April 29, 2011.

Item 6.                    Exhibits

31	Certification of Corporate Trustee of Mesabi Trust pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Corporate Trustee of Mesabi Trust pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Report of Wipfli LLP, dated June 3, 2011 regarding its review of the un-audited interim financial statements of Mesabi Trust as of and for the quarter ended April 30, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MESABI TRUST
(Registrant)

	By:	DEUTSCHE BANK TRUST COMPANY AMERICAS
Corporate Trustee
Principal Administrative Officer and duly authorized signatory:*

	By:	Deutsche Bank National Trust Company

Date: June 3, 2011		By:	/s/ Kenneth R. Ring
		Name:	Kenneth R. Ring
		Title:	Vice President

*              There are no principal executive officers or principal financial officers of the registrant.