Form 10-Q
period 2011-07-31
MESABI TRUST
filed 2011-09-08
CIK 65172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2011

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                    to

Commission File Number:  1-4488

MESABI TRUST

(Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	13-6022277 (I.R.S. Employer Identification No.)

c/o Deutsche Bank Trust Company Americas Trust & Securities Services – GDS 60 Wall Street 27th Floor New York, New York (Address of principal executive offices)	10005 (Zip code)

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

As of September 6, 2011, there were 13,120,010 Units of Beneficial Interest in Mesabi Trust outstanding.

PART I - FINANCIAL INFORMATION

Item 1.                     Financial Statements.  (Note 1)

Mesabi Trust

Condensed Statements of Income

Three and Six Months Ended July 31, 2011 and 2010

		Three Months Ended		Six Months Ended
		July 31,		July 31,
		2011	2010	2011	2010
		(unaudited)	(unaudited)	(unaudited)	(unaudited)
A.	Condensed Statements of Income

	Revenues
	Royalty income	$10,332,035	$11,228,415	$13,608,623	$16,216,146
	Interest income	1,231	5,565	2,690	10,661
		10,333,266	11,233,980	13,611,313	16,226,807

	Expenses	200,981	224,686	415,768	432,548

	Net income	$10,132,285	$11,009,294	$13,195,545	$15,794,259

	Number of units outstanding	13,120,010	13,120,010	13,120,010	13,120,010

	Net income per unit (Note 2)	$0.7723	$0.8391	$1.0058	$1.2038

	Distributions declared per unit (Note 3)	$0.6000	$0.8000	$0.6500	$0.9250

See Notes to Condensed Financial Statements.

Mesabi Trust

Condensed Balance Sheets

July 31, 2011 and January 31, 2011

		July 31, 2011	January 31, 2011
		(unaudited)
B.	Condensed Balance Sheets

	Assets

	Cash and cash equivalents	$7,869,297	$8,693,691

	U.S. Government securities, at amortized cost (which approximates market)	336,098	668,889

	Accrued income receivable	6,025,023	232,786
	Prepaid expenses	143,883	50,207
		14,374,301	9,645,573

	U.S. Government securities, at amortized cost (which approximates market)	217,889	—

	Fixed property, including intangibles, at nominal values

	Amended Assignment of Peters Lease	1	1

	Assignment of Cloquet Lease	1	1

	Certificate of beneficial interest for 13,120,010 units of land trust	1	1
		3	3

		$14,592,193	$9,645,576

	Liabilities, Unallocated Reserve and Trust Corpus

	Liabilities
	Distribution payable	$7,872,006	$8,528,006
	Accrued expenses	73,844	129,765
	Deferred royalty revenue (Note 4)	991,000	—
		8,936,850	8,657,771

	Unallocated Reserve (Note 5)	5,655,340	987,802
	Trust Corpus	3	3

		$14,592,193	$9,645,576

See Notes to Condensed Financial Statements.

Mesabi Trust

Condensed Statements of Cash Flows

Six Months Ended July 31, 2011 and 2010

		Six Months Ended
		July 31,
		2011	2010
		(unaudited)	(unaudited)
C.	Condensed Statements of Cash Flows

	Cash flows from operating activities
	Royalties received	$8,807,077	$10,361,187
	Interest received	2,999	11,175
	Expenses paid	(565,365)	(428,048)

	Net cash provided by operating activities	8,244,711	9,944,314

	Cash flows from investing activities
	Maturities of U.S. Government Securities	332,000	1,540,000
	Purchases of U.S. Government Securities	(217,098)	(998,861)

	Net cash provided by investing activities	114,902	541,139

	Cash flows used for financing activities
	Distributions to Unitholders	(9,184,007)	(8,856,007)

	Net change in cash and cash equivalents	(824,394)	1,629,446

	Cash and cash equivalents, beginning of year	8,693,691	8,444,697

	Cash and cash equivalents, end of period	$7,869,297	$10,074,143

	Reconciliation of net income to net cash provided by operating activities

	Net income	$13,195,545	$15,794,259
	Increase in accrued income receivable	(5,792,237)	(3,084,445)
	Decrease (increase) in prepaid expenses	(93,676)	14,389
	Decrease in accrued expenses	(55,921)	(9,889)
	(Decrease) Increase in deferred royalty revenue	991,000	(2,770,000)

	Net cash provided by operating activities	$8,244,711	$9,944,314

	Non Cash Financing Activity

	Distributions declared	$7,872,006	$10,496,008

See Notes to Condensed Financial Statements.

Mesabi Trust

Notes to Condensed Financial Statements

July 31, 2011 (unaudited)

Note 1.                          The financial statements included herein have been prepared without audit (except for the balance sheet at January 31, 2011) in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  In the opinion of the Trustees, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the results of operations for the three months and six months ended July 31, 2011 and 2010, (b) the financial position at July 31, 2011 and (c) the cash flows for the six months ended July 31, 2011 and 2010, have been made.  For further information, refer to the financial statements and footnotes included in Mesabi Trust’s Annual Report on Form 10-K for the year ended January 31, 2011.

Note 2.                          Net income per unit includes accrued income receivable.  For the three months ended July 31, 2011 the Trust recorded $6,025,023 of accrued income receivable as reflected on the Condensed Balance Sheet as of July 31, 2011 (unaudited).  Accrued income receivable includes accruals for anticipated positive pricing adjustments and shipments during the month of July.   Accrued income receivable is accounted for and reported for the Trust’s second fiscal quarter even though such accrued income receivable is not available for distribution to Unitholders until it is actually received by the Trust.  Net income per unit is based on 13,120,010 units outstanding during the period.

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

Note 4.                          Mesabi Trust receives royalties based on (i) the aggregate quantity of iron ore products shipped that were produced using iron ore mined from Mesabi Trust lands, or (ii) if greater, a portion of the aggregate quantity of all iron ore products shipped from Silver Bay that were mined from any lands, such portion being 90% of the first four million tons shipped from Silver Bay during the calendar year, 85% of the next two million tons shipped during the calendar year, and 25% of all tonnage shipped from Silver Bay during such year in excess of six million tons. As of July 31, 2011, the percentage of iron ore shipped from Mesabi Trust lands was less than 90% of the total tons shipped from Silver Bay for the year to date.  The deferred royalty revenue of $991,000 represents royalty payments received from Northshore to fulfill the 90% minimum quarterly and annual threshold required under the royalty agreement.  If future shipments of iron ore products from Mesabi Trust lands during the remainder of the current calendar year exceed the thresholds described above, royalty payments made to Mesabi Trust based on the stated 90% minimum quarterly and annual threshold, to the extent such credited shipments exceed actual shipments, may be used by Northshore to offset royalties to be received by the Trust in the fourth quarter of the current calendar year.

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

As of July 31, 2011, the Unallocated Reserve consisted of $621,317 in unallocated cash and U.S. Government securities and $6,025,023 of accrued income receivable primarily representing royalties not yet received by the Trust but anticipated to be received in future periods based primarily on shipments during July 2011, less the estimated deferred royalty revenue of $991,000. See Note 4 for further information regarding the deferred royalty revenue.  Pursuant to the Agreement of Trust, the Trust makes decisions on cash distributions to Unitholders based on the royalty payments actually received from Northshore after considering any historical and potential future pricing adjustments, rather than as royalty income is recorded in accordance with the Trust’s revenue recognition policy.

As of July 31, 2011 and January 31, 2011, the Trust’s Unallocated Reserve was comprised of the following components:

	July 31, 2011	January 31, 2011
	(unaudited)
Cash and U.S. Government securities	$621,317	$755,016
Accrued income receivable	6,025,023	232,786
Deferred royalty revenue	(991,000)

Unallocated Reserve	$5,655,340	$987,802

A reconciliation of the Trust’s Unallocated Reserve from January 31, 2011 to July 31, 2011 is as follows:

Unallocated Reserve, January 31, 2011	$987,802

Net income	13,195,545
Distributions declared	(8,528,007)

Unallocated Reserve, July 31, 2011	$5,655,340

Item 2.           Trustees’ Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Certain information included in this Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934.  All such forward-looking statements, including those statements estimating iron ore pellet production, shipments or pricing, are based on information from the lessee/operator (and its parent corporation) of the mine located on the lands owned and held in trust for the benefit of the holders of units of beneficial interest of Mesabi Trust.  These statements may be identified by the use of forward-looking words, such as “may,” “will,” “could,” “project,” “predict,” “intend,” “believe,” “anticipate,” “expect,” “estimate,” “continue,”

“potential,” “plan,” “should,” “assume,” “forecast” and other similar words.  Such forward-looking statements are inherently subject to known and unknown risks and uncertainties.  Actual results and future developments could differ materially from the results or developments expressed in or implied by these forward-looking statements.  These risks and uncertainties include, but are not limited to, volatility of iron ore and steel prices, market supply and demand, competition, environmental hazards, health and safety conditions, regulation or government action, litigation and uncertainties about estimates of reserves.  Further, substantial portions of royalties earned by Mesabi Trust are based on estimated prices that are subject to interim and final adjustments, which can be positive or negative, and are dependent in part on multiple price and inflation index factors under Cliffs’ customer agreements to which Mesabi Trust is not a party and that are not known until after the end of a contract year.  It is possible that future negative price adjustments could partially or even completely offset royalties or royalty income that would otherwise be payable to the Trust in any particular quarter, or at year-end, thereby potentially reducing cash available for distribution to the Trust’s Unitholders in future quarters.  For a discussion of the factors, including without limitation, those that could materially and adversely affect Mesabi Trust’s actual results and performance, see “Risk Factors” in Part I — Item 1A of Mesabi Trust’s Annual Report on Form 10-K for the year ended January 31, 2011, as updated by Part II, Item 1A of this Quarterly Report on Form 10-Q.  Mesabi Trust undertakes no obligation, other than that imposed by law, to make any revisions to the forward-looking statements contained in this filing or to update them to reflect circumstances occurring after the date of this filing.

This discussion should be read in conjunction with the condensed financial statements and notes presented in this Form 10-Q and the financial statements and notes in the last filed Annual Report on Form 10-K filed for the period ending January 31, 2011 for a full understanding of Mesabi Trust’s financial position and results of operations for the six month period ended July 31, 2011.

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

Under the relevant documents, Northshore may mine and ship iron ore products from lands other than Mesabi Trust lands.  Northshore is obligated to make quarterly royalty payments to the Trust in January, April, July and October of each year based on shipments of iron ore products from Silver Bay, Minnesota during each calendar quarter.  In the case of base overriding royalties and royalty bonuses, these quarterly royalty payments are to be made whether or not the related proceeds of sale have been received by Northshore by the time such payments become due.  Northshore alone determines whether to mine off Trust and/or such other lands, based on its current mining and engineering plan.  The Trustees do not exert any influence over mining operational decisions.  To encourage the mining of iron ore products from Mesabi Trust lands, Mesabi Trust receives royalties on stated percentages of iron ore shipped from Silver Bay, whether or not the iron ore products that are shipped are actually mined from Mesabi Trust lands.  Mesabi Trust receives royalties based on the greater of following two methods of calculating royalty payments (i) the aggregate quantity of iron ore products shipped that were produced using iron ore mined from Mesabi Trust lands, and (ii) a portion of the aggregate quantity of all iron ore products shipped from Silver Bay that were mined from any lands, such portion being 90% of the first four million tons shipped from Silver Bay during the calendar year, 85% of the next two million tons shipped during the calendar year, and 25% of all tonnage shipped from Silver Bay during such year in excess of six million tons. If, in any calendar year, Mesabi Trust is credited with shipments in excess of the quantity actually shipped during the first three calendar quarters, Northshore may reduce the royalties to be paid to Mesabi Trust in the fourth calendar quarter of the same calendar year.

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

Results of Operations

Comparison of Iron Ore Pellet Production and Shipments for the Three and Six Months Ended July 31, 2011 and July 31, 2010

As shown in the table below, production of iron ore pellets at Northshore from Mesabi Trust lands during the three months ended July 31, 2011 totaled 1,530,182 tons, and shipments over the same period totaled 1,756,594 tons.  By comparison, pellet production and shipments for the comparable period in 2010 were 929,634 tons and 1,936,164 tons, respectively. The decrease in shipping is attributable to decreases in orders from Cliffs’ customers.

Three Months Ended	Pellets Produced from Mesabi Trust Lands (tons)	Pellets Shipped from Mesabi Trust Lands (tons)
July 31, 2011	1,530,182	1,756,594
July 31, 2010	929,634	1,936,164

As shown in the table below, during the six months ended July 31, 2011, production of iron ore pellets at Northshore from Mesabi Trust lands totaled 2,667,480 tons, and shipments over the same period totaled 2,227,122 tons.  By comparison, pellet production and shipments for the comparable period in 2010 were 2,251,040 tons and 3,018,094 tons, respectively.   The decrease in shipments at Northshore for

the six months ended July 31, 2011 is the result of a decrease in orders from Cliffs’ customers and a decrease in the percentage of pellets shipped from Silver Bay, Minnesota originating from Trust lands, both as compared to the six months ended July 31, 2010.  For the six months ended July 31, 2011, approximately 84.5% of shipments from Silver Bay, Minnesota originated from Trust lands, whereas during the same period in 2010 approximately 93.9% of shipments originated from Trust lands

Six Months Ended	Pellets Produced from Mesabi Trust Lands (tons)	Pellets Shipped from Mesabi Trust Lands (tons)
July 31, 2011	2,667,480	2,227,122
July 31, 2010	2,251,040	3,018,094

Comparison of Royalty Income for the Three and Six Months Ended July 31, 2011 and July 31, 2010

Total royalty income for the three months ended July 31, 2011 decreased $896,380 as compared to the three months ended July 31, 2010.  The decrease in total royalty income is due to a decrease in the total volume of iron ore pellets shipped during the three months ended July 31, 2011 as compared to the three months ended July 31, 2010.  The decrease in the volume of iron ore pellets shipped contributed to a decrease in the base overriding royalty and the bonus royalty payments even though the average sales price per ton for the three months ended July 31, 2011 was slightly higher than the average sales price per ton for the three months ended July 31, 2010.

The table below shows that the base overriding royalties and the bonus royalties for the three months ended July 31, 2011, as compared to the three months ended July 31, 2010, decreased by $813,566, and $205,126, respectively.  Fee royalties increased by $122,312 over the same period.  The decreases in the base overriding royalties and the bonus royalties are both attributable to the decrease in the volume of tons shipped during the three months ended July 31, 2011 as compared to the three months ended July 31, 2010.

The table below summarizes the components of Mesabi Trust’s royalty income for the three months ended July 31, 2011 and July 31, 2010, respectively:

	Three Months Ended July 31,
	2011	2010
Base overriding royalties	$5,947,957	$6,761,523
Bonus royalties	4,158,690	4,363,816
Minimum advance royalty paid (recouped)	—	—
Fee royalties	225,388	103,076
Total royalty income	$10,332,035	$11,228,415

The Trust’s total royalty income for the six months ended July 31, 2011 decreased $2,607,523 as compared to the six months ended July 31, 2010.  The decrease is the result of a decrease in the total volume of iron ore pellets shipped during the six months ended July 31, 2011 as compared to the six months ended July 31, 2010.  The decrease in the volume of iron ore pellets shipped both contributed to a decrease in the base overriding royalty and the bonus royalty payments even though the average sales price per ton for the six months ended July 31, 2011 was slightly higher than the average sales price per ton for the six months ended July 31, 2010.

The table below shows that the base overriding royalties, and the bonus royalties decreased $1,622,075, and $1,113,061 respectively, and the fee royalties increased $127,613 for the six months ended July 31, 2011, from the comparable period in 2010.  The decreases in the base overriding royalties and the bonus royalties are attributable to the decrease in the volume of tons shipped during the six months ended July 31, 2011 as compared to the six months ended July 31, 2010.

The table below summarizes the components of Mesabi Trust’s royalty income for the six months ended July 31, 2011 and July 31, 2010:

	Six Months Ended July 31,
	2011	2010
Base overriding royalties	$7,415,740	$9,037,815
Bonus royalties	5,822,208	6,935,269
Minimum advance royalty paid (recouped)	—	—
Fee royalties	370,675	243,062
Total royalty income	$13,608,623	$16,216,146

Comparison of Net Income, Expenses and Distributions for the Three and Six Months Ended July 31, 2011 and July 31, 2010

Net income for the three months ended July 31, 2011 was $10,132,285, a decrease of $877,009 compared to the three months ended July 31, 2010.  As with the decrease in total royalty income, the decrease in net income for the quarter ended July 31, 2011 was the result of a decrease in the volume of tons shipped.  The Trust’s expenses decreased $23,705 for the three months ended July 31, 2011, as compared to the three month period ended July 31, 2010, as a result of slightly lower expenses related to the administration of the Trust.  The table below summarizes the Trust’s income and expenses for the three months ended July 31, 2011 and July 31, 2010, respectively.

	Three Months Ended July 31,
	2011	2010
Total Royalty Income	$10,332,035	$11,228,415
Interest Income	1,231	5,565
Gross Income	10,333,266	11,233,980
Expenses	200,981	224,686
Net income	$10,132,285	$11,009,294

Net income for the six months ended July 31, 2011 was $13,195,545, a decrease of $2,598,714 as compared to the six months ended July 31, 2010.  As with the decrease in total royalty income, the decrease in net income for the six months ended July 31, 2010 was the result of a decrease in the volume of tons shipped. The Trust’s expenses of $415,768 for the six months ended July 31, 2011 were consistent with the Trust’s expenses for the six month period ended July 31, 2010.  The table below summarizes the Trust’s income and expenses for the six months ended July 31, 2011 and July 31, 2010, respectively.

	Six Months Ended July 31,
	2011	2010
Total royalty income	$13,608,623	$16,216,146
Interest income	2,690	10,661
Gross income	13,611,313	16,226,807

Expenses	415,768	432,548
Net income	$13,195,545	$15,794,259

As presented on the Trust’s Condensed Statements of Income on page 2 of this quarterly report, the Trust’s net income per unit decreased $0.0668 per unit to $0.7723 per unit for the three months ended July 31, 2011.  For the six months ended July 31, 2011, the Trust’s net income per unit decreased $0.1980 per unit to $1.0058 per unit, as compared to the prior year period. On July 15, 2011, the Trust declared a distribution of $0.60 per unit payable to Unitholders of record on July 30, 2011.  Comparatively, the Trust declared a distribution of $0.80 per unit to Unitholders in July 2010.  During the six months ended July 31, 2011 and July 31, 2010, the Trust had declared total distributions per unit of $0.65 and $0.925, respectively.

Distributions are declared after receiving notification from Northshore as to the amount of royalty income that is expected to be paid to the Trust based on shipments through the end of each calendar quarter and such royalty payments may include pricing adjustments with respect to shipments during prior periods.  The Trust accounts for and reports accrued income receivable based on shipments during the last month of each of the Trust’s fiscal quarters (April, July, October and January) and price adjustments under the Cliffs Pellet Agreements (which can be positive or negative and can result in significant variations in royalties received by Mesabi Trust and cash available for distribution to Unitholders) as reported to the Trust by Northshore.  The Trust accounts for these amounts by using estimated prices and reports such amounts even though accrued income receivable is not available for distribution to Unitholders until it is received by the Trust.  Accordingly, distributions declared by the Trust are not equivalent to the Trust’s Net Income during the periods reported in this quarterly report on Form 10-Q.

Comparison of Unallocated Reserve as of July 31, 2011, July 31, 2010 and January 31, 2011

As set forth in the table below, Unallocated Reserve, which is comprised of accrued income receivable, cash reserve for potential fixed or contingent future liabilities and deferred royalty revenue, increased from $4,786,081 as of July 31, 2010 to $5,655,340 as of July 31, 2011.   The increase in Unallocated Reserve as of July 31, 2011, as compared to July 31, 2010, is the result of an increase of approximately $2 million of accrued income receivable from an increase in shipments during July 2011, offset in part by the increase in deferred royalty revenue of $991,000 as of July 31, 2011.

The increase in deferred royalty revenue as of July 31, 2011 is due to the receipt of royalties by the Trust based on shipments of iron ore pellets that were produced from iron ore mined outside of Mesabi Trust lands.    The Trust receives royalties based on (i) the aggregate quantity of iron ore products shipped that were produced using iron ore mined from Mesabi Trust lands, or (ii) if greater, a portion of the aggregate quantity of all iron ore products shipped from Silver Bay that were mined from any lands, such portion being 90% of the first four million tons shipped from Silver Bay during the calendar year, 85% of the next two million tons shipped during the calendar year, and 25% of all tonnage shipped from Silver Bay during such year in excess of six million tons. As of July 31, 2011, the percentage of iron ore shipped from Mesabi Trust lands was less than 90% of the total tons shipped from Silver Bay for the year to date.  The deferred royalty revenue of $991,000 represents royalty payments received from Northshore to fulfill the 90% minimum quarterly and annual threshold required under the royalty agreement.  If future shipments of iron ore products from Mesabi Trust lands during the remainder of the current calendar year exceed the thresholds described above, royalty payments made to Mesabi Trust based on the stated 90% minimum quarterly and annual threshold, to the extent such credited shipments exceed actual shipments, may be used by Northshore to offset royalties to be received in the fourth quarter of the current calendar year.

As set forth in the table below, the Trust’s cash reserve for potential fixed or contingent future liabilities decreased from $827,698 as of July 31, 2010 to $621,317 as of July 31, 2011.  The decrease in the cash reserve for potential fixed or contingent future liabilities is due to the Trustee’s decision to use a portion of the available cash reserve to pay distributions to Unitholders during the six months ended July 31, 2011.

	July 31,
	2011	2010
Accrued Income Receivable	$6,025,023	$3,958,383
Deferred Royalty Revenue	(991,000)	—
Cash Reserve	621,317	827,698
Unallocated Reserve	$5,655,340	$4,786,081

As set forth in the table below, the Trust’s Unallocated Reserve as of July 31, 2011 increased $4,667,538 as compared to the fiscal year ended January 31, 2011.  The increase in the Unallocated Reserve is due to an increase in accrued income receivable due to the increased shipments from Northshore during the month of July 2011, offset by a decrease in the cash reserve portion of the Unallocated Reserve and the deferred royalty revenue.  At January 31, 2011, the Unallocated Reserve consisted of $755,016 in unallocated cash and U.S. Government securities and $232,786 of accrued income receivable, primarily representing royalties not yet received by the Trust but anticipated to be received in fiscal 2011.

	July 31, 2011	January 31, 2011
Accrued Income Receivable	$6,025,023	$232,786
Deferred Royalty Revenue	(991,000)	—
Cash Reserve	621,317	755,016
Unallocated Reserve	$5,655,340	$987,802

The Trustees have determined that the unallocated cash and U.S. Government securities portion of the Unallocated Reserve should be maintained at a prudent level, usually within the range of $500,000 to $1,000,000, to meet present or future liabilities of the Trust.    The actual amount of the Unallocated Reserve will fluctuate from time to time and may increase or decrease from its current level. Future distributions will be highly dependent upon royalty income as it is received, changes in estimated pricing, potential for future price adjustments and the level of Trust expenses.  The amount of future royalty income available for distribution will be subject to the volume of iron ore product shipments and the dollar level of sales by Northshore and Cliffs.  Shipping activity is greatly reduced during the winter months and economic conditions, particularly those affecting the steel industry, may adversely affect the amount and timing of such future shipments and sales.  The Trustees will continue to monitor the economic and other circumstances of the Trust to strike a responsible balance between distributions to Unitholders and the need to maintain reserve for unexpected loss contingencies at a prudent level, given the unpredictable nature of the iron ore industry, the Trust’s dependence on the actions of the lessee/operator, and the fact that the Trust essentially has no other liquid assets.

Recent Developments

Iron Ore Pricing and Contract Adjustments.  During the course of its fiscal year, some portion of the royalties paid to Mesabi Trust are based on estimated prices for iron ore products sold under term contracts between Cliffs and its subsidiaries and certain of their customers (the “Cliffs Pellet Agreements”).  Mesabi Trust is not a party to any of the Cliffs Pellet Agreements.  These prices are subject to interim and final pricing adjustments, which can be positive or negative, and which adjustments are dependent in part on a variety of price and inflation index factors, including but not limited to the international benchmark pellet price, hot band steel prices and various producer price indexes.

In its Form 10-Q filed July 28, 2011, Cliffs reported that during calendar year 2010, the world’s largest iron ore producers began to move away from the annual international benchmark pricing mechanism in favor of a shorter-term, more flexible pricing system. According to Cliffs, in addition to increased volatility of pricing, the change in the international pricing system has impacted some of its customer supply agreements for 2011 some of which have been modified to take into account the new international pricing methodology.  Cliffs previously reported in its Form 10-K filed February 17, 2011 that negotiations and arbitrations related to the price adjustment provisions of the Cliffs agreements with its customers could result in changes to the pricing mechanisms used with its various customers, impact sales prices realized in current and future periods and result in retroactive revised pricing.

As reported elsewhere in this Form 10-Q, Northshore makes interim adjustments to the royalty payments on a quarterly basis but, in many cases, these price adjustments cannot be finalized until after the end of a contract year, or, in the case of pricing subject to arbitration or negotiation, much later. This may result in significant and frequent variations in royalties received by Mesabi Trust (and in turn the resulting amount of funds available for distribution to Unitholders by the Trust) from quarter to quarter and on a comparative historical basis, and these variations, which can be positive or negative, cannot be predicted by Mesabi Trust.  See the description of pricing adjustments in Cliffs’ contracts under the heading “Risk Factors” at page 2 of the Trust’s annual report on Form 10-K for the year ended January 31, 2011, as updated by Part II, Item 1A of this Quarterly Report on Form 10-Q.

Production and Shipments at Northshore.  In its Form 10-Q filed July 28, 2011, Cliffs reported that Northshore operated all of its four furnaces for the six months ended June 30, 2011, as compared to three furnaces during the same period in 2010.  Northshore has not provided the Trustees with an estimate of total expected shipments of iron ore pellets for calendar year 2011.  See the description of the uncertainty of market conditions in the iron ore and steel industry under “Important Factors Affecting Mesabi Trust” below and the information under the heading “Risk Factors” in Part I — Item 1A of the Trust’s Annual Report on Form 10-K for the year-ended January 31, 2011, as updated by Part II, Item 1A of this Quarterly Report on Form 10-Q.

Cliffs Settlement Agreement with ArcelorMittal.  As previously reported in the Trust’s Form 10-Q filed June 3, 2011, Cliffs reported in a news release and in its Form 10-Q filed April 29, 2011, that it reached a negotiated settlement with ArcelorMittal USA Inc., and related parties, with respect to multiple arbitration and litigation proceedings.  In its Form 10-Q, Cliffs announced that as part of the settlement, it received a cash payment of approximately $275 million as a pricing “true-up” for pellet volumes delivered to certain ArcelorMittal steelmaking facilities in North America during 2009 and 2010. Cliffs also announced, as part of the settlement, that it and ArcelorMittal have agreed to replace the previous pricing mechanism with a world market-based pricing mechanism beginning in 2011 and through the remainder of the contract for one of the iron ore supply agreements that Cliffs has with ArcelorMittal.

Based on information received by Mesabi Trust from Cliffs, the Trust believes that during the fiscal years ended January 31, 2011 and January 31, 2010, approximately 2.5% and 10.4%, respectively, of total shipments of iron ore products from Silver Bay attributable to Mesabi Trust, were made to ArcelorMittal’s steelmaking facilities involved in the Cliffs-ArcelorMittal negotiated settlement.  As of the date of this filing, the Trust has not received any increase in previous royalty payments or any new royalty payments as a result of the Cliffs-ArcelorMittal negotiated settlement.  Although the Trust continues to evaluate the effect of the Cliffs-ArcelorMittal negotiated settlement on shipments from Trust lands, the Trustees are unable to predict what impact, if any, the Cliffs-ArcelorMittal negotiated settlement will have on royalties previously paid to the Trust, future shipments by the Trust, or royalties payable to the Trust based on future shipments from Trust lands.

Silver Bay Power Station. In its Form 10-Q filed July 28, 2011, Cliffs reported on the impact to Northshore’s Silver Bay Power Station of the Cross State Air Pollution Rule (“CSAP”) that was promulgated by the United States Environmental Protection Agency on July 6, 2011.  According to Cliffs, Northshore’s Silver Bay Power Station is subject to sulfur dioxide and nitrogen oxide emission reductions under this rule and must meet the allocations for such emissions through emission reductions to be achieved by installing additional controls or fuel switching and/or acquiring additional allocations through an allowance trading program authorized by the CSAP but not yet established. In its Form 10-Q filed July 28, 2011, Cliffs reported that it was in the process of analyzing the options available to the Silver Bay Power Station for complying with the CSAP.

The Trustees are unable to predict what impact, if any, the CSAP will have on production and shipments from Northshore or future royalties payable to the Trust.

Elevated Levels of PM-10 at Northshore Mining Silver Bay Plant Site. In its Form 10-Q filed July 28, 2011, Cliffs reported that for the period from November 2010 to June 2011, Northshore disclosed five elevated measurements of the particulate matter (PM-10) at an internal air monitor.  Cliffs also reported that during the spring of 2011, Northshore received external comments regarding a perceived increase in dust fallout from the facility and that a complaint was reported to the Minnesota Pollution Control Agency (“MPCA”) in early June 2011 to the same effect. According to Cliffs, the MPCA has notified Northshore that it intends to pursue enforcement with respect to the elevated levels and that a penalty will be proposed as part of the enforcement action.  Cliffs also reported that Northshore discovered tentative information related to the discoloration of leaves on Northshore’s property that may be related to air emission from the facility and notified the Minnesota Duty Officer of the information on July 13, 2011 as a precautionary measure.

The Trustees are unable to predict what impact, if any, the air quality matters described above will have on production and shipments from Northshore or future royalties payable to the Trust.

Important Factors Affecting Mesabi Trust

The Agreement of Trust specifically prohibits the Trustees from entering into or engaging in any business.  This prohibition seemingly applies even to business activities the Trustees deem necessary or proper for the preservation and protection of the Trust’s assets.  Accordingly, the Trustees’ activities in connection with the administration of Trust assets are limited to collecting income, paying expenses and liabilities, distributing net income to Mesabi Trust’s Unitholders after the payment of, or provision for, such expenses and liabilities, and protecting and conserving the Trust’s assets.

Neither Mesabi Trust nor the Trustees have any control over the operations and activities of Northshore, except within the framework of the Amended Assignment Agreements.  Cliffs alone controls (i) historical operating data, including iron ore production volumes, marketing of iron ore products, operating and capital expenditures as they relate to Northshore, environmental and other liabilities and the effects of regulatory changes; (ii) plans for Northshore’s future operating and capital expenditures; (iii) geological data relating to ore reserves (iv) projected production of iron ore products; (v) contracts between Cliffs and Northshore with their customers; and (vi) the decision to mine off Mesabi Trust and/or state lands, based on Cliffs’ current mining and engineering plan.  The Trustees do not exert any influence over mining operational decisions at Northshore, nor do the Trustees provide any input regarding the ore reserve estimated at Northshore as reported by Cliffs.  While the Trustees request material information from Cliffs and Northshore for use in periodic reports as part of their evaluation of Mesabi Trust’s disclosure controls and procedures, the Trustees do not control this information and they rely on, among other things, the information in Cliffs’ periodic and current filings with the SEC to provide accurate and timely information in Mesabi Trust’s reports filed with the SEC.

In accordance with the Agreement of Trust and the Amendment, the Trustees are entitled to, and in fact do, rely upon certain experts in good faith, including (i) the independent consultants with respect to Northshore’s monthly production and shipment reports, which include figures on crude ore production and iron ore pellet shipments, and discussions concerning the condition and accuracy of the scales and plans regarding the development of Mesabi Trust’s mining property; and (ii) the accounting firm they have contracted with for non-audit services, including reviews of financial data related to shipping and sales reports provided by Northshore and Cliffs and a review of the schedule of leasehold royalties payable to Mesabi Trust.  For a discussion of additional factors, including but not limited to those that could adversely affect Mesabi Trust’s actual results and performance, see “Risk Factors” in Part I — Item 1A of Mesabi Trust’s Annual Report on Form 10-K for the year-ended January 31, 2011, as updated by Part II, Item 1A of this Quarterly Report on Form 10-Q.

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

The Trust did not have any changes in critical accounting policies or in significant accounting estimates during the three months ended July 31, 2011.  For a complete description of the Trust’s significant accounting policies, please see Note 2 to the financial statements included in the Trust’s Annual Report on Form 10-K for the year ended January 31, 2011.

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

PART II - OTHER INFORMATION

Item 1A.            Risk Factors

The information presented below amends, updates and should be read in conjunction with the risk factors and information disclosed here and in the Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 2011. The risk factors disclosed here and in the Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 2011, in addition to the other information set forth in this quarterly report, could have a material adverse effect on the royalties received by Mesabi Trust. You should carefully consider such risks in addition to other information contained in this report before engaging in any transaction involving units of beneficial interest of Mesabi Trust. Additional risks and uncertainties not currently known to the Trust or that have been deemed to be immaterial as of the filing of this Quarterly Report could also materially adversely affect the Trust’s results of operations.

The Trust’s risk factors are hereby updated as follows:

The operations at Northshore are largely dependent on a single-source energy supplier and a substantial interruption of operations could adversely affect royalties received by the Trust.

The operations at Northshore are largely dependent on the Silver Bay Power Station, a 115 megawatt power plant, for its electrical supply.  The Silver Bay Power Station is operated by Silver Bay Power Company, which is wholly owned by Cliffs.  In its Form 10-Q filed July 28, 2011, Cliffs disclosed that the operations of the Silver Bay Power Station will be impacted by the Cross State Air Pollution Rule (“CSAP”) that was promulgated by the United States Environmental Protection Agency on July 6, 2011.  Silver Bay Power Station is subject to sulfur dioxide and nitrogen oxide emission reductions under this rule and must meet the allocations for such emissions through emission reductions to be achieved by installing additional controls or fuel switching and/or acquiring additional allocations through an allowance trading program authorized by the CSAP but not yet established.  In addition, Silver Bay Power Company has an interconnection agreement with Minnesota Power, Inc. for backup power, and sells 40 megawatts of excess power capacity to Xcel Energy under a contract that extends to 2011.  In March 2008, Northshore reactivated one of its furnaces, resulting in a shortage of electrical power of approximately 10 megawatts.  As a result, supplemental electric power is purchased by Northshore from Minnesota Power under an agreement that is renewable yearly with one-year termination notice required. The contract with Minnesota Power was set to expire on June 30, 2011, which coincides with the expiration of Silver Bay Power’s 40 megawatt sales agreement with Xcel Energy.  A significant interruption in service from Silver Bay Power Company due to vandalism, terrorism, weather conditions, natural disasters, regulatory changes or any other cause could cause a decrease in production capacity or require a shutdown of Northshore’s operations.  In addition, one natural gas pipeline serves all of Cliffs’ Minnesota mines, and a pipeline failure could idle or substantially impair the operations at Northshore.  Any substantial interruption of, or material reduction in, the operations of Northshore or Silver Bay Power Company could adversely affect the royalties received by the Trust.

The operations of Northshore and Silver Bay Power Company are subject to extensive governmental regulation and Northshore and Silver Bay Power Company are subject to risks related to their compliance with federal and state environmental regulations.

Northshore, as the owner/operator of the Peter Mitchell Mine, and Silver Bay Power Company, as the owner of the Silver Bay Power Station, are subject to various federal, state and local laws and regulations on matters such as employee health and safety, air quality, water pollution, plant and wildlife protection, reclamation and restoration of mining properties, the discharge of materials into the environment, and the effects that mining has on groundwater quality and availability.  Northshore is required to maintain permits and approvals issued by federal and state regulatory agencies and its mining operations are subject to inspection and regulation by the Mine Safety and Health Administration of the United States Department of Labor (“MSHA”) under the provisions of the Mine Safety and Health Act of

1977.  The Occupational Safety and Health Administration (“OSHA”) also has jurisdiction over safety and health standards not covered by MSHA and the Minnesota Pollution Control Agency (“MPCA”) regulates various aspects of Northshore’s operations.  In its Form 10-Q filed July 28, 2011, Cliffs reported that the Cross State Air Pollution Rule (“CSAP”), promulgated by the United States Environmental Protection Agency on July 6, 2011 is applicable to the Silver Bay Power Station.  Northshore is, from time to time, involved in litigation with the MPCA over certain air quality permitting matters.  Both Northshore and Silver Bay Power Company must at all times operate in compliance with all applicable federal, state and local laws and regulations.   Because the Trust has no control over Northshore’s operations, the potential impact of any proceedings between Northshore and any governmental authority cannot be determined.  Moreover, Northshore and Silver Bay Power Company are individually responsible for compliance with any laws, regulations or permits applicable to their respective operations and therefore the Trust cannot determine whether they have been or will continue to be in compliance with such laws and regulations.  If Northshore or Silver Bay Power Company fails to comply with these laws, regulations or permits, it could be subject to fines, orders to suspend or curtail operations, or other sanctions, any of which could have an adverse effect on its operations and its ability to ship iron ore products from Silver Bay, Minnesota, which could, in turn, have an adverse effect on the royalties received by the Trust.

Item 5.                                                           Other Information

Mine Safety and Health Administration Safety Data.  Pursuant to §1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, Cliffs started reporting information related to certain mine safety results at Northshore.  This information is available in Part II, Item V of Cliffs’ Form 10-Q filed July 28, 2011.

Item 6.                     Exhibits.

3	Agreement of Trust dated as of July 18, 1961

3(a)	Amendment to the Agreement of Trust dated as of October 25, 1982

4	Instruments defining the rights of Trust Certificate Holders

31	Certification of Corporate Trustee of Mesabi Trust pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Corporate Trustee of Mesabi Trust pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Report of Wipfli LLP, dated September 8, 2011 regarding its review of the unaudited interim financial statements of Mesabi Trust as of and for the three and six months ended July 31, 2011.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Users of the XBRL data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under that section.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MESABI TRUST
(Registrant)

	By:	DEUTSCHE BANK TRUST COMPANY AMERICAS
Corporate Trustee
Principal Administrative Officer and duly authorized signatory:*

	By:	DEUTSCHE BANK NATIONAL TRUST COMPANY

September 8, 2011		By:	/s/ Jeffrey Schoenfeld
Name: Jeffrey Schoenfeld*
Title: Associate

* There are no principal executive officers or principal financial officers of the registrant.

EXHIBIT INDEX

Item No.	Item	Filing Method

3	Agreement of Trust dated as of July 18, 1961	Incorporated by reference from Exhibit 3 to Mesabi Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 1987.

3(a)	Amendment to the Agreement of Trust dated as of October 25, 1982	Incorporated by reference from Exhibit 3(a) to Mesabi Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 1988.

4	Instruments defining the rights of Trust Certificate Holders	Incorporated by reference from Exhibit 4 to Mesabi Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 1987.

Item No.	Item	Filing Method
31	Certification of Corporate Trustee of Mesabi Trust pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certification of Corporate Trustee of Mesabi Trust pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
99.1	Report of Wipfli LLP, dated September 8, 2011 regarding its review of the unaudited interim financial statements of Mesabi Trust as of and for the three and six months ended July 31, 2011.	Filed herewith
101.INS*	XBRL Instance Document (Interactive Data File)	Filed herewith
101.SCH*	XBRL Taxonomy Extension Schema (Interactive Data File)	Filed herewith
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase (Interactive Data File)	Filed herewith
101.DEF*	XBRL Taxonomy Extension Definition Linkbase (Interactive Data File)	Filed herewith
101.LAB*	XBRL Taxonomy Extension Label Linkbase (Interactive Data File)	Filed herewith
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase (Interactive Data File)	Filed herewith

* Users of the XBRL data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under that section.