Form 10-Q
period 2011-10-31
MESABI TRUST
filed 2011-12-07
CIK 65172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2011

or

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

As of December 6, 2011, there were 13,120,010 Units of Beneficial Interest in Mesabi Trust outstanding.

PART I - FINANCIAL INFORMATION

Item 1.                     Financial Statements.  (Note 1)

Mesabi Trust

Condensed Statements of Income

Three and Nine Months Ended October 31, 2011 and 2010

	Three Months Ended		Nine Months Ended
	October 31,		October 31,

	2011	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
A. Condensed Statements of Income

Revenues
Royalty income	$13,967,426	$11,574,496	$27,576,049	$27,790,642
Interest income	979	1,817	3,669	12,478
	13,968,405	11,576,313	27,579,718	27,803,120

Expenses	212,068	179,747	627,836	612,295

Net income	$13,756,337	$11,396,566	$26,951,882	$27,190,825

Number of units outstanding	13,120,010	13,120,010	13,120,010	13,120,010

Net income per unit (Note 2)	$1.0485	$0.8686	$2.0543	$2.0725

Distributions declared per unit (Note 3)	$1.1200	$0.9100	$1.7700	$1.8350

See Notes to Condensed Financial Statements.

Mesabi Trust

Condensed Balance Sheets

October 31, 2011 and January 31, 2011

	October 31, 2011	January 31, 2011
	(unaudited)
B. Condensed Balance Sheets

Assets

Cash and cash equivalents	$58,577	$8,693,691

U.S. Government securities, at amortized cost (which approximates market)	178,381	668,889

Accrued income receivable (Note 2)	19,268,209	232,786
Prepaid expenses	89,842	50,207
	19,595,009	9,645,573

U.S. Government securities, at amortized cost (which approximates market)	374,840	—

Fixed property, including intangibles, at nominal values

Amended Assignment of Peters Lease	1	1

Assignment of Cloquet Lease	1	1

Certificate of beneficial interest for 13,120,010 units of land trust	1	1
	3	3

	$19,969,852	$9,645,576

Liabilities, Unallocated Reserve and Trust Corpus

Liabilities
Distribution payable	$14,694,411	$8,528,006
Accrued expenses	91,172	129,765
Deferred royalty revenue (Note 4)	467,000	—
	15,252,583	8,657,771

Unallocated Reserve (Note 5)	4,717,266	987,802
Trust Corpus	3	3

	$19,969,852	$9,645,576

See Notes to Condensed Financial Statements.

Mesabi Trust

Condensed Statements of Cash Flows

Nine Months Ended October 31, 2011 and 2010

	Nine Months Ended
	October 31,

	2011	2010
	(unaudited)	(unaudited)
C. Condensed Statements of Cash Flows

Cash flows from operating activities
Royalties received	$9,006,698	$22,570,769
Interest received	4,597	15,513
Expenses paid	(706,064)	(649,340)

Net cash provided by operating activities	8,305,231	21,936,942

Cash flows from investing activities
Maturities of U.S. Government Securities	489,000	2,180,000
Purchases of U.S. Government Securities	(373,332)	(998,373)

Net cash provided by investing activities	115,668	1,181,627

Cash flows used for financing activities Distributions to Unitholders	(17,056,013)	(19,352,015)

Net change in cash and cash equivalents	(8,635,114)	3,766,554

Cash and cash equivalents, beginning of year	8,693,691	8,444,697

Cash and cash equivalents, end of period	$58,577	$12,211,251

Reconciliation of net income to net cash provided by operating activities

Net income	$26,951,882	$27,190,825
Increase in accrued income receivable	(19,035,423)	(2,446,838)
Increase in prepaid expenses	(39,635)	(23,215)
Decrease in accrued expenses	(38,593)	(13,830)
Increase (Decrease) in deferred royalty revenue	467,000	(2,770,000)

Net cash provided by operating activities	$8,305,231	$21,936,942

Non Cash Financing Activity

Distributions declared	$14,694,411	$11,939,209

See Notes to Condensed Financial Statements.

MESABI TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS

October 31, 2011 (Unaudited)

Note 1.                            The financial statements included herein have been prepared without audit (except for the balance sheet at January 31, 2011) in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  In the opinion of the Trustees, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the results of operations for the three months and nine months ended October 31, 2011 and 2010, (b) the financial position at October 31, 2011 and (c) the cash flows for the nine months ended October 31, 2011 and 2010, have been made.  For further information, refer to the financial statements and footnotes included in Mesabi Trust’s Annual Report on Form 10-K for the year ended January 31, 2011.

Note 2.                            Net income per unit includes accrued income receivable.   The Trust recorded $19,268,209 of accrued income receivable as reflected on the Condensed Balance Sheet as of October 31, 2011 (unaudited).  Accrued income receivable includes accruals for anticipated positive pricing adjustments, royalties related to shipments during the month of October, and approximately $14,739,694 of royalties earned during July, August, and September 2011. The Trust typically receives payments from Northshore in the month following the end of each calendar quarter. However, during the fiscal quarter ended October 31, 2011, payment anticipated to be received by October 31, 2011, was not received until November 2, 2011. Therefore, the amount is included in accrued income receivable. These funds were used to pay distributions of $14,694,411 declared by the Trustees on October 14, 2011 and payable on November 20, 2011.  Net income per unit is based on 13,120,010 units outstanding during the period.

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

Note 4.                            Mesabi Trust receives royalties based on (i) the aggregate quantity of iron ore products shipped that were produced using iron ore mined from Mesabi Trust lands, or (ii) if greater, a portion of the aggregate quantity of all iron ore products shipped from Silver Bay that were mined from any lands, such portion being 90% of the first four million tons shipped from Silver Bay during the calendar year, 85% of the next two million tons shipped during the calendar year, and 25% of all tonnage shipped from Silver Bay during such year in excess of six million tons. For the year to date through October 31, 2011, the percentage of iron ore shipped from Silver Bay that came from Mesabi Trust lands was less than 90% of the total tons shipped from Silver Bay.  As a result of this shortfall, the Trust accrued $467,000 of deferred royalty revenue that represents royalty payments received from Northshore to fulfill the minimum quarterly threshold percentages required under the royalty agreement.  If future shipments of iron ore products credited to Mesabi Trust during the remainder of the current calendar year are in excess of the thresholds described above, royalty payments made to Mesabi Trust based on the stated minimum quarterly and annual threshold percentages, to the extent such credited shipments exceed actual shipments, may be used by Northshore to offset royalties to be received by the Trust in the fourth quarter of the current calendar year.

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

As of October 31, 2011 and January 31, 2011, the cash and U.S. Government securities portion of the Unallocated Reserve totaled $610,468 and $755,016, respectively. Pursuant to the Agreement of Trust, the Trust makes decisions on cash distributions to Unitholders based on the royalty payments actually received from Northshore, taking into account the Trust’s expenses and any historical and potential future pricing adjustments, rather than as royalty income is recorded in accordance with the Trust’s revenue recognition policy.

A reconciliation of the Trust’s Unallocated Reserve from January 31, 2011 to October 31, 2011 is as follows:

Unallocated Reserve, January 31, 2011	$987,802

Net income	26,951,882
Distributions declared	(23,222,418)

Unallocated Reserve, October 31, 2011	$4,717,266

Item 2.  Trustees’ Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Certain information included in this Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933.  All such forward-looking statements, including those statements estimating iron ore pellet production, shipments or pricing, are based on information from the lessee/operator (and its parent corporation) of the mine located on the lands owned and held in trust for the benefit of the holders of units of beneficial interest of Mesabi Trust.  These statements may be identified by the use of forward-looking words, such as “may,” “will,” “could,” “project,” “predict,” “intend,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “should,” “assume,” “forecast” and other similar words.  Such forward-looking statements are inherently subject to known and unknown risks and uncertainties.  Actual results and future developments could differ materially from the results or developments expressed in or implied by these forward-looking statements.  These risks and uncertainties include, but are not limited to, volatility of iron ore and steel prices, market supply and demand, competition, environmental hazards, health and safety conditions, regulation or government action, litigation and uncertainties about estimates of reserves.  Further, substantial portions of royalties earned by Mesabi Trust are based on estimated prices that are subject to interim and final adjustments, which can be positive or negative, and are dependent in part on multiple price and inflation index factors under Cliffs customer agreements to which Mesabi Trust is not a party and that are not known until after the end of a contract year.  It is possible that future negative price adjustments could partially or even completely offset royalties or royalty income that would otherwise be payable to the Trust in any particular quarter, or at year-end, thereby potentially reducing cash available for distribution to the Trust’s Unitholders in future quarters.  For a discussion of the factors, including without limitation, those that could materially and adversely affect Mesabi Trust’s actual results and performance, see “Risk Factors” in Part I — Item 1A of Mesabi Trust’s Annual Report on Form 10-K for the year ended January 31, 2011, as updated by Part II, Item 1A of the Quarterly Report on Form 10-Q for the three months ended July 31, 2011.  Mesabi Trust undertakes no obligation, other than that imposed by law, to make any revisions to the forward-looking statements contained in this filing or to update them to reflect circumstances occurring after the date of this filing.

This discussion should be read in conjunction with the condensed financial statements and notes presented in this Form 10-Q and the financial statements and notes in the last filed Annual Report on Form 10-K filed for the period ending January 31, 2011 for a full understanding of Mesabi Trust’s financial position and results of operations for the nine month period ended October 31, 2011.

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

Results of Operations

Comparison of Iron Ore Pellet Production and Shipments for the Three and Nine Months Ended October 31, 2011 and October 31, 2010

As shown in the table below, production of iron ore pellets at Northshore from Mesabi Trust lands during the fiscal quarter ended October 31, 2011 totaled 1,355,086 tons, and shipments over the same period totaled 1,629,955 tons.  By comparison, pellet production and shipments for the comparable period in 2010 were approximately 1,257,479 tons and 1,702,938 tons, respectively, and thus consistent with production and shipments for the three months ended October 31, 2011.

Three Months Ended	Pellets Produced from Mesabi Trust Lands (tons)	Pellets Shipped from Mesabi Trust Lands (tons)
October 31, 2011	1,355,086	1,629,955
October 31, 2010	1,257,479	1,702,938

As shown in the table below, during the nine months ended October 31, 2011, production of iron ore pellets at Northshore from Mesabi Trust lands totaled 4,022,566 tons, and shipments over the same period totaled 3,857,077 tons.  By comparison, pellet production and shipments for the comparable period in 2010 were 3,508,519 tons and 4,721,032 tons, respectively.  The decrease in shipments at Northshore for the nine months ended October 31, 2011 is the result of a decrease in demand from Cliffs’ customers and a decrease in the percentage of pellets shipped from Silver Bay, Minnesota originating from Trust lands, both as compared to the nine months ended October 31, 2010.

Nine Months Ended	Pellets Produced from Mesabi Trust Lands (tons)	Pellets Shipped from Mesabi Trust Lands (tons)
October 31, 2011	4,022,566	3,857,077
October 31, 2010	3,508,519	4,721,032

Comparison of Royalty Income for the Three and Nine Months Ended October 31, 2011 and October 31, 2010

Total royalty income for the three months ended October 31, 2011 increased by $2,392,930 to $13,967,426, as compared to the three months ended October 31, 2010.  The increase in total royalty income, despite the fact that total shipments during the period decreased from the prior comparable period, is due to an increase in the average sales price per ton during the three months ended October 31, 2011 as compared to the three months ended October 31, 2010.

The table below shows that the base overriding royalties and the bonus royalties for the three months ended October 31, 2011, as compared to the three months ended October 31, 2010, increased by $847,708, and $1,494,636, respectively.  Fee royalties increased by $50,586 over the same period.  The increases in the base overriding royalties and the bonus royalties are both attributable to higher realized sales prices per ton, as compared to the three months ended October 31, 2010.

The table below summarizes the components of Mesabi Trust’s royalty income for the three months ended October 31, 2011 and October 31, 2010.

	Three Months Ended October 31,
	2011	2010
Base overriding royalties	$8,568,880	$7,721,172
Bonus royalties	5,215,966	3,721,330
Minimum advance royalty paid (recouped)	—	—
Fee royalties	182,580	131,994
Total royalty income	$13,967,426	$11,574,496

The Trust’s total royalty income for the nine months ended October 31, 2011 decreased $214,593 as compared to the nine months ended October 31, 2010.  The decrease is the result of an 18% decrease in the total volume of iron ore pellets shipped during the nine months ended October 31, 2011, offset by higher realized sales prices per ton of iron ore pellets, each as compared to the nine months ended October 31, 2010.

The table below shows that the bonus royalties, and the fee royalties increased $381,576, and $178,198 respectively, and the base overriding royalties decreased $774,367 for the nine months ended October 31, 2011, from the comparable period in 2010.  The increase in the bonus royalties is attributable to the higher sales prices per ton of iron ore pellets during the nine months ended October 31, 2011, as compared to the nine months ended October 31, 2010. The decrease in the base overriding royalties is attributable to lower volume of total shipments of iron ore products from Mesabi Trust lands during the nine months ended October 31, 2011, as compared to the nine months ended October 31, 2010.  For the nine months ended October 31, 2011 and October 31, 2010, components of Mesabi Trust’s royalty income were as described below.

	Nine Months Ended October 31,
	2011	2010
Base overriding royalties	$15,984,620	$16,758,987
Bonus royalties	11,038,175	10,656,599
Minimum advance royalty paid (recouped)	—	—
Fee royalties	553,254	375,056
Total royalty income	$27,576,049	$27,790,642

Comparison of Net Income, Expenses and Distributions for the Three and Nine Months Ended October 31, 2011 and October 31, 2010

Net income for the three months ended October 31, 2011 was $13,756,337, an increase of $2,359,771 compared to the three months ended October 31, 2010.  As with the increase in total royalty income, the increase in net income for the quarter ended October 31, 2011 was the result of higher sales prices per ton of iron ore pellets shipped, partially offset by a decrease in the volume of tons shipped.  The Trust’s expenses increased $32,321 for the three months ended October 31, 2011, as compared to the three month period ended October 31, 2010, as a result of higher expenses incurred in connection with the administration of the Trust, mostly due to higher legal and accounting fees and insurance expenses.  The increase in legal and accounting fees was primarily driven by additional regulatory requirements (chiefly, the new XBRL format requirements) and reviewing the impact of the settlement agreement between Cliffs and Arcelor-Mittal.  The table below summarizes the Trust’s income and expenses for the three months ended October 31, 2011 and October 31, 2010.

	Three Months Ended October 31,
	2011	2010
Total royalty income	$13,967,426	$11,574,496
Interest income	979	1,817
Gross income	13,968,405	11,576,313

Expenses	212,068	179,747
Net income	$13,756,337	$11,396,566

Net income for the nine months ended October 31, 2011 was $26,951,882, a decrease of $238,943 as compared to the nine months ended October 31, 2010.  The decrease in net income for the nine months ended October 31, 2011 was the result of a decrease in the volume of tons shipped compared to the nine months ended October 31, 2010. The Trust’s expenses of $627,836 for the nine months ended October 31, 2011 were consistent with the Trust’s expenses for the nine months ended October 31, 2010. The table below summarizes the Trust’s income and expenses for the nine months ended October 31, 2011 and October 31, 2010.

	Nine Months Ended October 31,
	2011	2010
Total royalty income	$27,576,049	$27,790,642
Interest income	3,669	12,478
Gross income	27,579,718	27,803,120

Expenses	627,836	612,295
Net income	$26,951,882	$27,190,825

As presented on the Trust’s Condensed Statements of Income on page 2 of this quarterly report, the Trust’s net income per unit increased $0.1799 per unit to $1.0485 per unit for the three months ended October 31, 2011 as compared to October 31, 2010.  For the nine months ended October 31, 2011, the Trust’s net income per unit decreased $0.0182 per unit to $2.0543 per unit, as compared to the prior year period. On October 14, 2011, the Trust declared a distribution of $1.12 per unit payable to Unitholders of record on October 30, 2011.  Comparatively, the Trust declared a distribution of $0.91 per unit in October 2010.  During the nine months ended October 31, 2011 and October 31, 2010, the Trust had declared total distributions per unit of $1.77 and $1.835, respectively.

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

Comparison of Unallocated Reserve as of October 31, 2011, October 31, 2010 and January 31, 2011

Unallocated Reserve, which is comprised of accrued income receivable, cash reserve for potential fixed or contingent future liabilities and deferred royalty revenue, increased from $4,243,438 as of October 31, 2010 to $4,717,266 as of October 31, 2011.

The Trust’s deferred royalty revenue was $467,000 as of October 31, 2011.  The Trust receives royalties based on (i) the aggregate quantity of iron ore products shipped that were produced using iron ore mined from Mesabi Trust lands, or (ii) if greater, a portion of the aggregate quantity of all iron ore products shipped from Silver Bay that were mined from any lands, such portion being 90% of the first four million tons shipped from Silver Bay during the calendar year, 85% of the next two million tons shipped during the calendar year, and 25% of all tonnage shipped from Silver Bay during such year in excess of six million tons. As of October 31, 2011, the percentage of iron ore shipped from Mesabi Trust lands was less than the required minimum percentage of the total tons shipped from Silver Bay for the year to date.  The deferred royalty revenue of $467,000 represents royalty payments received from Northshore to fulfill the required minimum quarterly and annual threshold amounts required under the royalty agreement.  If future shipments of iron ore products from Mesabi Trust lands during the remainder of the current calendar year exceed the thresholds described above, royalty payments made to Mesabi Trust based on the stated 90% minimum quarterly and annual threshold, to the extent such credited shipments exceed actual shipments, may be used by Northshore to offset royalties to be received in the fourth quarter of the current calendar year.

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

As of October 31, 2011 and 2010, the cash and U.S. Government securities portion of the Unallocated Reserve totaled $610,468 and $922,662, respectively. As of January 31, 2011, the cash and U.S. Government securities portion of the Unallocated Reserve totaled $755,016.

Recent Developments

Production and Shipments.  In its Form 10-Q filed November 1, 2011, Cliffs reported that Northshore was operating all four of its furnaces during the first nine months of calendar year 2011. Northshore has not provided the Trustees with an estimate of total expected shipments of iron ore pellets for calendar year 2011.  See the description of the uncertainty of market conditions in the iron ore and steel industry under “Important Factors Affecting Mesabi Trust” below and the information under the heading “Risk Factors” in Part I — Item 1A of the Trust’s Annual Report on Form 10-K for the year-ended January 31, 2011, as updated by Part II, Item 1A of the Quarterly Report on Form 10-Q for the three months ended July 31, 2011.

Cliffs Settlement Agreement with ArcelorMittal.  As previously reported in the Trust’s Form 10-Q filed September 8, 2011, Cliffs reported in a news release and in its Form 10-Q filed April 29, 2011, that it reached a negotiated settlement with ArcelorMittal USA Inc., and related parties, with respect to multiple arbitration and litigation proceedings.  In its Form 10-Q, Cliffs announced that as part of the settlement, it received a cash payment of approximately $275 million as a pricing “true-up” for pellet volumes delivered to certain ArcelorMittal steelmaking facilities in North America during 2009 and 2010. Cliffs also announced, as part of the settlement, that it and ArcelorMittal have agreed to replace the previous pricing mechanism with a world market-based pricing mechanism beginning in 2011 and through the remainder of the contract for one of the iron ore supply agreements that Cliffs has with ArcelorMittal.  The Trustees have been informed that the supply agreements that Cliffs has with ArcelorMittal that involve iron ore products shipped from Northshore do not use a world market-based pricing mechanism.  Therefore, is not clear whether or to what extent, if any, the world market-based pricing mechanism will impact the pricing of iron ore products shipped from Silver Bay.

Based on information received by Mesabi Trust from Cliffs, even though Northshore shipped small volumes of pellets to ArcelorMittal’s steelmaking facilities involved in the Cliffs-ArcelorMittal negotiated settlement during 2009 and 2010, only shipments from calendar year 2009 were included in the ArcelorMittal negotiated settlement because ArcelorMittal limited its nomination of shipments from Northshore to calendar year 2009, and did not nominate any shipments in calendar year 2010.  Because final iron ore pricing as agreed to under the price reopener provisions of the ArcelorMittal negotiated settlement was below the pricing of iron ore shipments from Silver Bay upon which royalties were paid to the Trust in 2009, the final prices of iron ore shipments by Northshore in 2009 that were included in the ArcelorMittal negotiated settlement are not expected to result in any increase to the royalty payments previously received by the Trust.

As of the date of this filing, the Trust has not received any adjustment, positive or negative, to previous royalty payments as a result of the Cliffs-ArcelorMittal negotiated settlement.  The Trustees are unable to determine what impact, if any, the Cliffs-ArcelorMittal negotiated settlement will have on royalties previously paid to the Trust, future shipments of iron ore pellets by Northshore, or royalties payable to the Trust based on future shipments of iron ore products mined from Mesabi Trust lands.

Settlement Agreement between Cliffs and Essar Algoma Steel.  Cliffs reported in its Form 10-Q filed April 29, 2011 that it had settled various proceedings between Essar Algoma Steel (“Essar”) and The Cleveland-Cliffs Iron Company, Cliffs Mining Company and Northshore Mining Company. Because Northshore is a named party to the settlement agreement among Essar and the Cliffs entities, consultants to Mesabi Trust reviewed whether the Trust was entitled to receive additional royalties resulting from the $129 million in “true-up” payments Cliffs reported it received from Essar.  Based on information Mesabi Trust received from Cliffs, there were no shipments of iron ore products from Mesabi Trust lands to Essar during the time periods covered by the settlement agreement between the Cliffs entities named in the settlement agreement and Essar.  Therefore, Mesabi Trust does not expect to receive any additional royalties with respect to this settlement agreement.

Elevated Levels of PM-10 at Northshore Mining Silver Bay Plant Site. In its Form 10-Q filed November 1, 2011, Cliffs reported that for the period from November 2010 to June 2011, Northshore disclosed five elevated measurements of the particulate matter (PM-10) at an internal air monitor.  Cliffs also reported that during the spring of 2011, Northshore received external comments regarding a perceived increase in dust fallout from the facility and that a complaint was reported to the Minnesota Pollution Control Agency (“MPCA”) in early June 2011 to the same effect. According to Cliffs, the MPCA has notified Northshore that it intends to pursue enforcement with respect to the elevated levels and that a penalty will be proposed as part of the enforcement action.  Cliffs reported that MPCA verbally notified Northshore during June 2011 that it intended to pursue enforcement with respect to the elevated monitored levels and Northshore received the first draft of a Stipulation Agreement from MPCA in mid-August 2011 and will be working with the agency to finalize that agreement during the latter part of 2011. According to Cliffs’ Form 10-Q, Northshore does not anticipate that any settlement of the matter will have a material impact on its business.  The Trustees are unable to predict what impact, if any, the air quality matters described above will have on production and shipments from Northshore or future royalties payable to the Trust.

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

In accordance with the Agreement of Trust and the Amendment, the Trustees are entitled to, and in fact do, rely upon certain experts in good faith, including (i) the independent consultants with respect to monthly production and shipment reports, which include figures on crude ore production and iron ore pellet shipments, and discussions concerning the condition and accuracy of the scales and plans regarding the development of Mesabi Trust’s mining property; and (ii) the accounting firm they have contracted with for non-audit services, including reviews of financial data related to shipping and sales reports provided by Northshore and a review of the schedule of leasehold royalties payable to Mesabi Trust under the contracts between Cliffs and its subsidiaries and certain of their customers.

For a discussion of additional factors, including but not limited to those that could adversely affect Mesabi Trust’s actual results and performance, see “Risk Factors” in Part I — Item 1A of Mesabi Trust’s Annual Report on Form 10-K for the year-ended January 31, 2011, as updated by Part II, Item 1A of the Quarterly Report on Form 10-Q for the three months ended July 31, 2011

Iron Ore Pricing and Contract Adjustments

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

The Trust did not have any changes in critical accounting policies or in significant accounting estimates during the three months ended October 31, 2011.  For a complete description of the Trust’s significant accounting policies, please see Note 2 to the financial statements included in the Trust’s Annual Report on Form 10-K for the year ended January 31, 2011.

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

PART II - OTHER INFORMATION

Item 5. Other Information.

Mine Safety and Health Administration Safety Data.  Pursuant to §1503(a) of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act, Cliffs started reporting information related to certain mine safety results at Northshore.  This information is available in Part II, Item V of Cliffs’ Form 10-Q filed on November 1, 2011.

Item 6.                     Exhibits.

3	Agreement of Trust dated as of July 18, 1961

3(a)	Amendment to the Agreement of Trust dated as of October 25, 1982

4	Instruments defining the rights of Trust Certificate Holders

10(a)	Peters Lease

10(b)	Amendment of Assignment of Peters Lease

10(c)	Cloquet Lease

10(d)	Assignment of Cloquet Lease

10(e)	Modification of Lease and Consent to Assignment dated as of October 22, 1982

10(f)	Amendment of Assignment, Assumption and Further Assignment of Peters Lease

10(g)	Amendment of Assignment, Assumption and Further Assignments of Cloquet Lease

10(h)	Summary Description of Trustees’ Compensation

31	Certification of Corporate Trustee of Mesabi Trust pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Corporate Trustee of Mesabi Trust pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Report of Wipfli LLP, dated December 7, 2011 regarding its review of the unaudited interim financial statements of Mesabi Trust as of and for the three and nine months ended October 31, 2011.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MESABI TRUST
(Registrant)

	By:	DEUTSCHE BANK TRUST COMPANY AMERICAS
Corporate Trustee
Principal Administrative Officer and duly authorized signatory:*

	By:	DEUTSCHE BANK NATIONAL TRUST COMPANY

December 7, 2011		By:	/s/ Jeffrey Schoenfeld
Name: Jeffrey Schoenfeld
Title: Associate

* There are no principal executive officers or principal financial officers of the registrant.

EXHIBIT INDEX

Item No.	Item	Filing Method

3	Agreement of Trust dated as of July 18, 1961	Incorporated by reference from Exhibit 3 to Mesabi Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 1987.

3(a)	Amendment to the Agreement of Trust dated as of October 25, 1982	Incorporated by reference from Exhibit 3(a) to Mesabi Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 1988.

4	Instruments defining the rights of Trust Certificate Holders	Incorporated by reference from Exhibit 4 to Mesabi Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 1987.

10(a)	Peters Lease	Incorporated by reference from Exhibits 10(a) - 10(d) to Mesabi Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 1987.

10(b)	Amendment of Assignment of Peters Lease	Incorporated by reference from Exhibits 10(a) - 10(d) to Mesabi Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 1987.

10(c)	Cloquet Lease	Incorporated by reference from Exhibits 10(a) - 10(d) to Mesabi Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 1987.

10(d)	Assignment of Cloquet Lease	Incorporated by reference from Exhibits 10(a) - 10(d) to Mesabi Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 1987.

10(e)	Modification of Lease and Consent to Assignment dated as of October 22, 1982	Incorporated by reference from Exhibit 10(e) to Mesabi Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 1988.

10(f)	Amendment of Assignment, Assumption and Further Assignment of Peters Lease	Incorporated by reference from Exhibit A to Mesabi Trust’s Report on Form 8-K dated August 17, 1989.

10(g)	Amendment of Assignment, Assumption and Further Assignments of Cloquet Lease	Incorporated by reference from Exhibit B to Mesabi Trust’s Report on Form 8-K dated August 17, 1989.

Item No.	Item	Filing Method
10(h)	Summary Description of Trustees’ Compensation	Incorporated by reference from Exhibit 3 to Mesabi Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 2011.

31	Certification of Corporate Trustee of Mesabi Trust pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certification of Corporate Trustee of Mesabi Trust pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
99.1	Report of Wipfli LLP, dated December 7, 2011 regarding its review of the unaudited interim financial statements of Mesabi Trust as of and for the three and nine months ended October 31, 2011	Filed herewith
101.INS	XBRL Instance Document (Interactive Data File)	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema (Interactive Data File)	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (Interactive Data File)	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase (Interactive Data File)	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase (Interactive Data File)	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (Interactive Data File)	Filed herewith