Form 10-Q
period 2012-04-30
MESABI TRUST
filed 2012-06-05
CIK 65172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2012

or

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

As of June 4, 2012, there were 13,120,010 Units of Beneficial Interest in Mesabi Trust outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements. (Note 1)

Mesabi Trust

Condensed Statements of Income

Three Months Ended April 30, 2012 and 2011

	Three Months Ended
	April 30,
	2012	2011
	(unaudited)	(unaudited)
A. Condensed Statements of Income

Revenues
Royalty income	$3,693,121	$3,276,589
Interest income	325	1,459
Total revenues	3,693,446	3,278,048

Expenses	323,554	214,787

Net income	$3,369,892	$3,063,261

Number of units outstanding	13,120,010	13,120,010

Net income per unit (Note 2)	$0.2569	$0.2335

Distributions declared per unit (Note 3)	$0.0650	$0.0500

See Notes to Condensed Financial Statements.

Mesabi Trust

Condensed Balance Sheets

April 30, 2012 and January 31, 2012

	April 30, 2012	January 31, 2012
	(unaudited)
B. Condensed Balance Sheets

Assets

Cash and cash equivalents	$1,114,140	$10,253,474

U.S. Government securities, at amortized cost (which approximates market)	82,940	—

Accrued income receivable (Note 2)	2,915,527	387,980
Prepaid expenses	50,298	53,767
Current assets	4,162,905	10,695,221

U.S. Government securities, at amortized cost (which approximates market)	355,876	473,816

Fixed property, including intangibles, at nominal values

Amended Assignment of Peters Lease	1	1

Assignment of Cloquet Lease	1	1

Certificate of beneficial interest for 13,120,010 units of land trust	1	1
	3	3

Total assets	$4,518,784	$11,169,040

Liabilities, Unallocated Reserve and Trust Corpus

Liabilities
Distribution payable	$852,801	$9,971,208
Accrued expenses	117,381	166,321
Total liabilities	970,182	10,137,529

Unallocated Reserve (Note 4)	3,548,599	1,031,508
Trust Corpus	3	3

Total Liabilities, unallocated reserve and trust corpus	$4,518,784	$11,169,040

See Notes to Condensed Financial Statements.

Mesabi Trust

Condensed Statements of Cash Flows

Three Months Ended April 30, 2012 and 2011

	Three Months Ended
	April 30,
	2012	2011
	(unaudited)	(unaudited)
C. Condensed Statements of Cash Flows

Cash flows from operating activities
Royalties received	$1,165,358	$842,499
Interest received	541	1,735
Expenses paid	(369,025)	(268,763)

Net cash provided by operating activities	796,874	575,471

Cash flows from investing activities
Maturities of U.S. Government Securities	35,000	217,000
Purchases of U.S. Government Securities	—	(217,104)

Net cash provided by (used for) investing activities	35,000	(104)

Cash flow used for financing activity
Distributions to Unitholders	(9,971,208)	(8,528,006)

Net change in cash and cash equivalents	(9,139,334)	(7,952,639)

Cash and cash equivalents, beginning of year	10,253,474	8,693,691

Cash and cash equivalents, end of quarter	$1,114,140	$741,052

Reconciliation of net income to net cash provided by operating activities

Net income	$3,369,892	$3,063,261
Increase in accrued income receivable	(2,527,547)	(2,433,814)
Decrease in prepaid expenses	3,469	1,146
Decrease in accrued expenses	(48,940)	(55,122)

Net cash provided by operating activities	$796,874	$575,471

Non Cash Financing Activity

Distributions declared	$852,801	$656,001

See Notes to Condensed Financial Statements.

MESABI TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS

April 30, 2012 (Unaudited)

Note 1.                           The financial statements included herein have been prepared without audit (except for the balance sheet at January 31, 2012) in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  In the opinion of the Trustees, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the results of operations for the three months ended April 30, 2012 and 2011, (b) the financial position at April 30, 2012, and (c) the cash flows for the three months ended April 30, 2012 and 2011, have been made.  For further information, refer to the financial statements and footnotes included in Mesabi Trust’s Annual Report on Form 10-K for the year ended January 31, 2012.

Note 2.                           Net income per unit includes accrued income receivable.  For the three months ended April 30, 2012, the Trust recorded $2,915,527 of accrued income receivable as reflected on the Condensed Balance Sheet as of April 30, 2012 (unaudited).  Accrued income receivable is accounted for and reported for the Trust’s first fiscal quarter based on shipments during the month of April in accordance with the Trust’s revenue recognition policy even though such accrued income receivable is not available for distribution to Unitholders until the applicable royalties are actually received by the Trust at the end of July 2012.  Net income per unit is based on 13,120,010 units outstanding during the period.

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

As of April 30, 2012 and January 31, 2012, the unallocated cash and U.S. Government securities portion of the Trust’s Unallocated Reserve was comprised of the following components:

	April 30, 2012	January 31, 2012
	(unaudited)
Cash and U.S. Government securities	$1,552,956	$10,727,290
Distribution payable	(852,801)	(9,971,208)

Unallocated cash and U.S. Government securities	$700,155	$756,082

A reconciliation of the Trust’s Unallocated Reserve from January 31, 2012 to April 30, 2012 is as follows:

Unallocated Reserve, January 31, 2012	$1,031,508

Net income	3,369,892
Distributions declared	(852,801)

Unallocated Reserve, April 30, 2012	$3,548,599

Item 2.   Trustees’ Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Certain information included in this Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934.  All such forward-looking statements, including those statements estimating iron ore pellet production, shipments or pricing, are based on information from the lessee/operator (and its parent corporation) of the mine located on the lands owned and held in trust for the benefit of the holders of units of beneficial interest of Mesabi Trust.  These statements may be identified by the use of forward-looking words, such as “may,” “will,” “could,” “project,” “predict, “ “intend,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “should,” “assume,” “forecast” and other similar words.  Such forward-looking statements are inherently subject to known and unknown risks and uncertainties.  Actual results and future developments could differ materially from the results or developments expressed in or implied by these forward-looking statements.  These risks and uncertainties include, but are not limited to, volatility of iron ore and steel prices, market supply and demand, competition, environmental hazards, health and safety conditions, regulation or government action, litigation and uncertainties about estimates of reserves.  Further, substantial portions of royalties earned by Mesabi Trust are based on estimated prices that are subject to interim and final adjustments which can be positive or negative and are dependent in part on multiple price and inflation index factors under agreements to which Mesabi Trust is not a party and that are not known until after the end of a contract year.  It is possible that future negative price adjustments could partially or even completely offset royalties or royalty income that would otherwise be payable to the Trust in any particular quarter, or at year end, thereby potentially reducing cash available for distribution to the Trust’s Unitholders in future quarters.  For a discussion of the factors, including without limitation, those that could materially and adversely affect Mesabi Trust’s actual results and performance, see “Risk Factors” in Part I — Item 1A of Mesabi Trust’s Annual Report on Form 10-K for the year-ended January 31, 2012.  Mesabi Trust undertakes no obligation, other than that imposed by law, to make any revisions to the forward-looking statements contained in this filing or to update them to reflect circumstances occurring after the date of this filing.

This discussion should be read in conjunction with the condensed financial statements and notes presented in this Form 10-Q and the financial statements and notes in the last filed Annual Report on Form 10-K filed for the period ended January 31, 2012 for a full understanding of Mesabi Trust’s financial position and results of operations for the three month period ended April 30, 2012.

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

•                                          Royalty bonuses.  The Trust earns royalty bonuses when iron ore products shipped from Silver Bay are sold at prices above a threshold price per ton.  The royalty bonus is based on a percentage of the gross proceeds of product shipped from Silver Bay and sold at prices above a threshold price.  The threshold price is adjusted (but not below $30.00 per ton) on an annual basis for inflation and deflation (the “Adjusted Threshold Price”).  The Adjusted Threshold Price was $49.35 per ton for calendar year 2011 and is $50.54 per ton for calendar year 2012.  The royalty bonus percentage ranges from 1/2 of 1% of the gross proceeds (on all tonnage shipped for sale at prices between the Adjusted Threshold Price and $2.00 above the Adjusted Threshold Price) to 3% of the gross proceeds (on all tonnage shipped for sale at prices $10.00 or more above the Adjusted Threshold Price).  Royalty bonuses are subject to price adjustments under the Cliffs Pellet Agreements and, as described elsewhere in this report, such adjustments may be positive or negative.

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

•                                          Minimum advance royalties.  Northshore’s obligation to pay base overriding royalties and royalty bonuses with respect to the sale of iron ore products generally accrues upon the shipment of those products from Silver Bay.  However, regardless of whether any shipment has occurred, under the terms of the Amended Assignment Agreements, Northshore is obligated to pay to the Trust a minimum advance royalty.  Each year, the amount of the minimum advance royalty is adjusted (but not below $500,000 per annum) for inflation and deflation in accordance with the Amended Assignment Agreements.  The minimum advance royalty was $822,783 for calendar year 2011 and is $844,452 for calendar year 2012.  Until overriding royalties (and royalty bonuses, if any) for a particular year equal or exceed the minimum advance royalty for the year, Northshore must make quarterly payments of up to 25% of the minimum advance royalty for the year.  Because minimum advance royalties are essentially prepayments of base overriding royalties and royalty bonuses earned each year, any minimum advance royalties paid in a fiscal quarter are recouped by credits against base overriding royalties and royalty bonuses earned in later fiscal quarters during the year.

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

During the course of its fiscal year some portion of royalties expected to be paid to Mesabi Trust is based in part on estimated prices for iron ore products sold under term contracts between Northshore, Cliffs and certain of their customers (the “Cliffs Pellet Agreements”).  The Cliffs Pellet Agreements use estimated prices which are subject to interim and final pricing adjustments, which can be positive or negative, and which adjustments are dependent in part on multiple price and inflation index factors that are not known until after the end of a contract year. Even though Mesabi Trust is not a party to the Cliffs Pellet Agreements, these adjustments can result in significant variations in royalties received by Mesabi Trust (and in turn the resulting amount available for distribution to Unitholders by the Trust) from quarter to quarter and on a comparative historical basis, and these variations, which can be positive or negative, cannot be predicted by Mesabi Trust.  In either case, these price adjustments will impact future royalties received by the Trust that become available for distribution to Unitholders.

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

Results of Operations

Comparison of Iron Ore Pellet Production and Shipments for the Three Months Ended April 30, 2012 and April 30, 2011

As shown in the table below, production of iron ore pellets at Northshore from Mesabi Trust lands during the fiscal quarter ended April 30, 2012 totaled 1,399,462 tons, and actual shipments over the same period totaled 689,443 tons.  By comparison, actual pellet production and actual shipments for the comparable prior period were 1,137,298 tons and 470,528 tons, respectively.  The increase in production and shipments at Northshore, as compared to the prior comparable period, is the result of increases in anticipated demand and actual orders from Cliffs’ customers.

Fiscal Quarter Ended	Pellets Produced from Trust Lands (tons)	Pellets Shipped from Trust Lands (tons)
April 30, 2012	1,399,462	689,443
April 30, 2011	1,137,298	470,528

Comparison of Royalty Income for the Three Months Ended April 30, 2012 and April 30, 2011

Total royalty income for the quarter increased $416,532 to $3,693,121, as compared to the three months ended April 30, 2011.  The increase in total royalty income is due to higher average sales prices per ton of iron ore pellets sold and an increase in the total volume of iron ore pellets shipped during the three months ended April 30, 2012, each as compared to the three months ended April 30, 2011. The higher average sales prices per ton and the increase in the volume of iron ore pellets shipped contributed to an increase in both the base overriding royalty and the bonus royalty payments.

The table below shows that the base overriding royalties, the bonus royalties, and the fee royalties increased $122,956, $219,963, and $73,613 respectively, for the three months ended April 30, 2012, as compared to the three months ended April 30, 2011.  The increases in the base overriding royalties and the bonus royalties are both attributable to the higher sales prices per ton of iron ore pellets and the increase in the volume of tons shipped during the three months ended April 30, 2012, each as compared to the three months ended April 30, 2011.  The increase in the fee royalty amount is due to an increase in the amount of ore mined under the Peters Lease and a higher current market value for crude ore mined under the Peters Lease.

The table below summarizes the components of Mesabi Trust’s royalty income for the three months ended April 30, 2012 and April 30, 2011.

	Three Months Ended April 30,
	2012	2011
Base overriding royalties	$1,590,739	$1,467,783
Bonus royalties	1,883,482	1,663,519
Minimum advance royalty paid (recouped)	—	—
Fee royalties	218,900	145,287
Total royalty income	$3,693,121	$3,276,589

Comparison of Income, Expenses and Distributions for the Three Months Ended April 30, 2012 and April 30, 2011

Net income for the three months ended April 30, 2012 was $3,369,892, an increase of $306,631 compared to the three months ended April 30, 2011.  As with the increase in total royalty income, the increase in net income for the quarter ended April 30, 2012 is the result of higher sales prices per ton of iron ore pellets shipped and an increase in the volume of tons shipped.  The Trust’s expenses increased $108,767 for the three months ended April 30, 2012, as compared to the three month period ended April 30, 2011.  The primary factors resulting in higher expenses were higher accounting and legal fees due to a change in the Trust’s independent registered public accounting firm and an increase in the Trust’s administration fees under the Agreement of Trust.  The table below summarizes the Trust’s income and expenses for the three months ended April 30, 2012 and April 30, 2011.

	Three Months Ended April 30,
	2012	2011
Total Royalty Income	$3,693,121	$3,276,589
Interest Income	325	1,459
Total Revenues	3,693,446	3,278,048
Expenses	323,554	214,787
Net income	$3,369,892	$3,063,261

As presented on the Trust’s Condensed Statements of Income on page 2 of this quarterly report, the Trust’s net income per unit increased $0.0234 to $0.2569 for the three months ended April 30, 2012, as compared to the three months ended April 30, 2011.  In addition, distributions declared per unit increased $0.015 from $0.05 for the three months ended April 30, 2011 to $0.065 for the three months ended April 30, 2012.

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

Comparison of Unallocated Reserve as of April 30, 2012, April 30, 2011 and January 31, 2012

As set forth in the table below, Unallocated Reserve, which is comprised of accrued income receivable, cash reserve for potential fixed or contingent future liabilities and deferred royalty revenue, increased from $3,395,062 as of April 30, 2011 to $3,548,599 as of April 30, 2012. The increase in the Unallocated Reserve is primarily the result of an increase in the Trust’s accrued income receivable. The accrued income receivable portion of the Unallocated Reserve increased from $2,666,600 as of April 30, 2011 to $2,915,527 as of April 30, 2012. The increase in the accrued income receivable portion of the Unallocated Reserve is the result of a higher volume of shipments during the month of April 2012, as compared to April 2011. At the same time, the Trust’s cash reserve for potential fixed or contingent future liabilities decreased from $754,044 as of April 30, 2011 to $700,155 as of April 30, 2012. The decrease in the cash reserve for potential fixed or contingent future liabilities is due to the Trustee’s decision to use a portion of the Trust’s cash reserve to pay distributions to Unitholders during calendar year 2011.

	Three Months Ended April 30,
	2012	2011
Accrued Income Receivable	$2,915,527	$2,666,600
Cash Reserve	700,155	754,044
Prepaid Expenses, Accrued Expenses (net)	(67,083)	(25,582)
Unallocated Reserve	$3,548,599	$3,395,062

Although the Trust does not currently have any deferred revenue royalty liability, it is possible that future negative price adjustments could offset, or even eliminate, future royalties or royalty income that would otherwise be payable to the Trust in any particular quarter, or at year end, thereby potentially reducing cash available for distribution to the Trust’s Unitholders in future quarters.  See the discussion under the heading “Risk Factors” beginning on page 3 of the Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 2012.

The Trust’s Unallocated Reserve as of April 30, 2012 increased $2,517,091, as compared to the fiscal year ended January 31, 2012.  The increase in the Unallocated Reserve is due primarily to an increase in accrued income receivable.  At January 31, 2012, the Unallocated Reserve consisted of $756,082 in unallocated cash and U.S. Government securities and $387,980 of accrued income receivable offset by accrued expenses and prepaid expenses of $112,554, as compared to $700,155 of unallocated cash and U.S. Government securities and $2,915,527 of accrued income receivable, offset by accrued expenses and prepaid expenses of $67,083 as of April 30, 2012.

The Trustees have determined that the unallocated cash and U.S. Government securities portion of the Unallocated Reserve should be maintained at a prudent level, usually within the range of $500,000 to $1,000,000, to meet present or future liabilities of the Trust.Although the actual amount of the Unallocated Reserve will fluctuate from time to time and may increase or decrease from its current level, it is currently intended that future distributions will be highly dependent upon royalty income as it is received and the level of Trust expenses.  The amount of future royalty income available for distribution will be subject to the volume of iron ore product shipments and the dollar level of sales by Northshore.  Shipping activity is greatly reduced during the winter months and economic conditions, particularly those affecting the steel industry, may adversely affect the amount and timing of such future shipments and sales.  The Trustees will continue to monitor the economic circumstances of the Trust to strike a responsible balance between distributions to Unitholders and the need to maintain adequate reserves at a prudent level, given the unpredictable nature of the iron ore industry, the Trust’s dependence on the actions of the lessee/operator, and the fact that the Trust essentially has no other liquid assets.

Recent Developments

Production and Shipments at Northshore. Cliffs has not provided the Trustees with an estimate of total expected shipments of iron ore pellets from Northshore for calendar year 2012.  See the description of the uncertainty of market conditions in the iron ore and steel industry under “Important Factors Affecting Mesabi Trust” below and the information under the heading “Risk Factors” in Part I — Item 1A of the Trust’s Annual Report on Form 10-K for the year-ended January 31, 2012.

Ash Landfill at Northshore Mining Silver Bay Plant Site. In its Form 10-Q filed April 26, 2012, Cliffs reported that on January 3, 2012, Northshore received a Notice of Violation (“NOV”) from the Minnesota Pollution Control Agency alleging improper handling of leachate collected from the lined coal ash landfill that Northshore operates to manage coal ash from Silver Bay Power. According to Cliffs, the pH of the leachate temporarily had been elevated above permissible levels. In its Form 10-Q, Cliffs also reported that on March 6, Northshore received a draft of a stipulation agreement to resolve the issues set forth in the January 3, 2012 NOV.  According to Cliffs, the stipulation agreement requires a few additional corrective actions beyond the response work already initiated by Northshore and proposes a civil penalty of approximately $300,000.  Cliffs reported that Northshore will be negotiating the final version of the agreement with the agency over the course of the second calendar quarter of 2012.  The Trustees are unable to predict what impact, if any, the NOV or the stipulation agreement will have on shipments from Northshore or future royalties payable to the Trust.

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

In accordance with the Agreement of Trust and the Amendment, the Trustees are entitled to, and in fact do, rely upon certain experts in good faith, including (i) the independent consultants with respect to monthly production and shipment reports, which include figures on crude ore production and iron ore pellet shipments, and discussions concerning the condition and accuracy of the scales and plans regarding the development of Mesabi Trust’s mining property; and (ii) the accounting firm they have contracted with for non-audit services, including reviews of financial data related to shipping and sales reports provided by Northshore and a review of the schedule of leasehold royalties payable to Mesabi Trust.  For a discussion of additional factors, including but not limited to those that could adversely affect Mesabi Trust’s actual results and performance, see “Risk Factors” in Part I — Item 1A of Mesabi Trust’s Annual Report on Form 10-K for the year-ended January 31, 2012.

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

The Trust did not have any changes in critical accounting policies or in significant accounting estimates during the three months ended April 30, 2012.  For a complete description of the Trust’s significant accounting policies, please see Note 2 to the financial statements included in the Trust’s Annual Report on Form 10-K for the year ended January 31, 2012.

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

PART II - OTHER INFORMATION

Item 1A.                                                Risk Factors

There have been no material changes in the Trust’s risk factors as described in Part I Item 1A, “Risk Factors” in the Trust’s Annual Report on Form 10-K for the year ended January 31, 2012.

Item 5.                                                         Other Information

Mine Safety and Health Administration Safety Data.  Pursuant to §1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, Cliffs started reporting information related to certain mine safety results at Northshore.  This information is available in Part II, Item V of Cliffs’ Form 10-Q filed April 26, 2012.

Item 6.                                                         Exhibits

31	Certification of Corporate Trustee of Mesabi Trust pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Corporate Trustee of Mesabi Trust pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Report of Baker Tilly Virchow Krause, LLP, dated June 5, 2012 regarding its review of the un-audited interim financial statements of Mesabi Trust as of and for the quarter ended April 30, 2012.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MESABI TRUST
(Registrant)

	By:	DEUTSCHE BANK TRUST COMPANY AMERICAS
Corporate Trustee
Principal Administrative Officer and duly authorized signatory:*

	By:	Deutsche Bank National Trust Company

Date: June 5, 2012		By:	/s/ Kenneth R. Ring
		Name:	Kenneth R. Ring
		Title:	Vice President

*              There are no principal executive officers or principal financial officers of the registrant.