Form 10-Q
period 2012-07-31
MESABI TRUST
filed 2012-09-05
CIK 65172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2012

or

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

As of September 4, 2012, there were 13,120,010 Units of Beneficial Interest in Mesabi Trust outstanding.

PART I - FINANCIAL INFORMATION

Item 1.                   Financial Statements.  (Note 1)

Mesabi Trust

Condensed Statements of Income

Three and Six Months Ended July 31, 2012 and 2011

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2012	2011	2012	2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
A. Condensed Statements of Income

Revenues
Royalty income	$11,059,872	$10,332,035	$14,752,993	$13,608,623
Interest income	352	1,231	677	2,690
Total revenues	11,060,224	10,333,266	14,753,670	13,611,313

Expenses	186,938	200,981	510,492	415,768

Net income	$10,873,286	$10,132,285	$14,243,178	$13,195,545

Number of units outstanding	13,120,010	13,120,010	13,120,010	13,120,010

Net income per unit (Note 2)	$0.8288	$0.7723	$1.0856	$1.0058

Distributions declared per unit (Note 3)	$0.6400	$0.6000	$0.7050	$0.6500

See Notes to Condensed Financial Statements.

Mesabi Trust

Condensed Balance Sheets

July 31, 2012 and January 31, 2012

	July 31, 2012	January 31, 2012
	(unaudited)
B. Condensed Balance Sheets

Assets

Cash and cash equivalents	$8,862,821	$10,253,474

U.S. Government securities, at amortized cost (which approximates market)	82,940	—

Accrued income receivable	5,116,862	387,980
Prepaid expenses	15,929	53,767
Current assets	14,078,552	10,695,221

U.S. Government securities, at amortized cost (which approximates market)	460,961	473,816

Fixed property, including intangibles, at nominal values

Amended Assignment of Peters Lease	1	1

Assignment of Cloquet Lease	1	1

Certificate of beneficial interest for 13,120,010 units of land trust	1	1
	3	3

Total assets	$14,539,516	$11,169,040

Liabilities, Unallocated Reserve and Trust Corpus

Liabilities
Distribution payable	$8,396,806	$9,971,208
Accrued expenses	117,628	166,321
Total liabilities	8,514,434	10,137,529

Unallocated Reserve (Note 4)	6,025,079	1,031,508
Trust Corpus	3	3

Total Liabilities, unallocated reserve and trust corpus	$14,539,516	$11,169,040

See Notes to Condensed Financial Statements.

Mesabi Trust

Condensed Statements of Cash Flows

Six Months Ended July 31, 2012 and 2011

	Six Months Ended
	July 31,
	2012	2011
	(unaudited)	(unaudited)
C. Condensed Statements of Cash Flows

Cash flows from operating activities
Royalties received	$10,024,088	$8,807,077
Interest received	700	2,999
Expenses paid	(521,347)	(565,365)

Net cash provided by operating activities	9,503,441	8,244,711

Cash flows from investing activities
Maturities of U.S. Government securities	35,000	332,000
Purchases of U.S. Government securities	(105,085)	(217,098)

Net cash provided by (used for) investing activities	(70,085)	114,902

Cash flows used for financing activities
Distributions to Unitholders	(10,824,009)	(9,184,007)

Net change in cash and cash equivalents	(1,390,653)	(824,394)

Cash and cash equivalents, beginning of year	10,253,474	8,693,691

Cash and cash equivalents, end of period	$8,862,821	$7,869,297

Reconciliation of net income to net cash provided by operating activities

Net income	$14,243,178	$13,195,545
Increase in accrued income receivable	(4,728,882)	(5,792,237)
Decrease (increase) in prepaid expenses	37,838	(93,676)
Decrease in accrued expenses	(48,693)	(55,921)
Increase in deferred royalty revenue	—	991,000

Net cash provided by operating activities	$9,503,441	$8,244,711

Non Cash Financing Activity

Distributions declared	$8,396,806	$7,872,006

See Notes to Condensed Financial Statements.

Mesabi Trust

Notes to Condensed Financial Statements

July 31, 2012 (unaudited)

Note 1.                           The financial statements included herein have been prepared without audit (except for the balance sheet at January 31, 2012) in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  In the opinion of the Trustees, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the results of operations for the three months and six months ended July 31, 2012 and 2011, (b) the financial position at July 31, 2012 and (c) the cash flows for the six months ended July 31, 2012 and 2011, have been made.  For further information, refer to the financial statements and footnotes included in Mesabi Trust’s Annual Report on Form 10-K for the year ended January 31, 2012.

Note 2.                           Net income per unit includes accrued income receivable.  For the three months ended July 31, 2012 the Trust recorded $5,116,862 of accrued income receivable as reflected on the Condensed Balance Sheet as of July 31, 2012 (unaudited).  Accrued income receivable is accounted for and reported for the Trust’s second fiscal quarter based on shipments during the month of July, even though such accrued income receivable is not available for distribution to Unitholders until it is actually received by the Trust.  Accrued income receivable also includes accruals for anticipated pricing adjustments, which can be positive or negative.   Net income per unit is based on 13,120,010 units outstanding during the period.

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

As of July 31, 2012 and January 31, 2012, the unallocated cash and U.S. Government securities portion of the Trust’s Unallocated Reserve was comprised of the following components:

Note 4. (continued)

	July 31, 2012 (unaudited)	January 31, 2012
Cash and U.S. Government securities	$9,406,722	$10,727,290
Distribution declared	(8,396,806)	(9,971,208)

Unallocated cash and U.S. Government securities	$1,009,916	$756,082

A reconciliation of the Trust’s Unallocated Reserve from January 31, 2012 to July 31, 2012 is as follows:

Unallocated Reserve, January 31, 2012	$1,031,508

Net income, six months ended July 31, 2012	14,243,178
Distributions paid and declared	(9,249,607)

Unallocated Reserve, July 31, 2012	$6,025,079

Item 2.   Trustees’ Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Certain information included in this Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934.  All such forward-looking statements, including those statements estimating iron ore pellet production, shipments or pricing, are based on information from the lessee/operator (and its parent corporation) of the mine located on the lands owned and held in trust for the benefit of the holders of units of beneficial interest of Mesabi Trust.  These statements may be identified by the use of forward-looking words, such as “may,” “will,” “could,” “project,” “predict,” “intend,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “should,” “assume,” “forecast” and other similar words.  Such forward-looking statements are inherently subject to known and unknown risks and uncertainties.  Actual results and future developments could differ materially from the results or developments expressed in or implied by these forward-looking statements.  These risks and uncertainties include, but are not limited to, volatility of iron ore and steel prices, market supply and demand, competition, environmental hazards, health and safety conditions, regulation or government action, litigation and uncertainties about estimates of reserves.  Further, substantial portions of royalties earned by Mesabi Trust are based on estimated prices that are subject to interim and final adjustments, which can be positive or negative, and are dependent in part on multiple price and inflation index factors under Cliffs’ customer agreements to which Mesabi Trust is not a party and that are not known until after the end of a contract year.  It is possible that future negative price adjustments could partially or even completely offset royalties or royalty income that would otherwise be payable to the Trust in any particular quarter, or at year-end, thereby potentially reducing cash available for distribution to the Trust’s Unitholders in future quarters.  For a discussion of the factors, including without limitation, those that could materially and adversely affect Mesabi Trust’s actual results and performance, see “Risk Factors” in Part I — Item 1A of Mesabi Trust’s Annual Report on Form 10-K for the year ended January 31, 2012, as updated by Part II, Item 1A of this Quarterly Report on Form 10-Q.  Mesabi Trust undertakes no obligation, other than that imposed by law, to make any revisions to the forward-looking statements contained in this filing or to update them to reflect circumstances occurring after the date of this filing.

This discussion should be read in conjunction with the condensed financial statements and notes presented in this Form 10-Q and the financial statements and notes in the last filed Annual Report on Form 10-K filed for the period ending January 31, 2012 for a full understanding of Mesabi Trust’s financial position and results of operations for the six month period ended July 31, 2012.

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

Under the relevant documents, Northshore may mine and ship iron ore products from lands other than Mesabi Trust lands.  Northshore is obligated to make quarterly royalty payments to the Trust in January, April, July and October of each year based on shipments of iron ore products from Silver Bay, Minnesota during each calendar quarter.  In the case of base overriding royalties and royalty bonuses, these quarterly royalty payments are to be made whether or not the related proceeds of sale have been received by Northshore by the time such payments become due.  Northshore alone determines whether to mine off Trust and/or such other lands, based on its current mining and engineering plan.  The Trustees do not exert any influence over mining operational decisions.  To encourage the mining of iron ore products from Mesabi Trust lands, Mesabi Trust receives royalties on stated percentages of iron ore shipped from Silver Bay, whether or not the iron ore products that are shipped are actually mined from Mesabi Trust lands.  Mesabi Trust receives royalties based on the greater of following two methods of calculating royalty payments, either: (i) the aggregate quantity of iron ore products shipped that were produced using iron ore mined from Mesabi Trust lands, or (ii) a portion of the aggregate quantity of all iron ore products shipped from Silver Bay that were mined from any lands, such portion being 90% of the first four million tons shipped from Silver Bay during the calendar year, 85% of the next two million tons shipped from Silver Bay during the calendar year, and 25% of all tonnage shipped from Silver Bay during such year in excess of six million tons. If, in any calendar year, under the royalty calculation described in the second clause above, Mesabi Trust is credited with shipments in excess of the quantity actually shipped during the first three calendar quarters, Northshore may reduce the royalties to be paid to Mesabi Trust in the fourth calendar quarter of the same calendar year.

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

Results of Operations

Comparison of Iron Ore Pellet Production and Shipments for the Three and Six Months Ended July 31, 2012 and July 31, 2011

As shown in the table below, production of iron ore pellets at Northshore from Mesabi Trust lands during the three months ended July 31, 2012 totaled 1,290,272 tons, and shipments over the same period totaled 1,717,287 tons.  By comparison, pellet production and shipments for the comparable period in 2011 were 1,530,182 tons and 1,756,594 tons, respectively. The decrease in shipping is attributable to lower demand for iron ore from Cliffs’ customers.

Three Months Ended	Pellets Produced from Mesabi Trust Lands (tons)	Pellets Shipped from Mesabi Trust Lands (tons)
July 31, 2012	1,290,272	1,717,287
July 31, 2011	1,530,182	1,756,594

As shown in the table below, during the six months ended July 31, 2012, production of iron ore pellets at Northshore from Mesabi Trust lands totaled 2,689,734 tons, and shipments over the same period totaled 2,406,730 tons.  By comparison, pellet production and shipments for the comparable period in 2011 were 2,667,480 tons and 2,227,122 tons, respectively.  The increase in shipments at Northshore for the six months ended July 31, 2012 is the result of an increase in demand from Cliffs’ customers and an increase in the percentage of pellets shipped from Silver Bay, Minnesota originating from Trust lands, both as compared to the six months ended July 31, 2011.  For the six months ended July 31, 2012, approximately 93.4% of shipments from Silver Bay, Minnesota originated from Trust lands, whereas during the same period in 2011 approximately 84.5% of shipments originated from Trust lands.

Six Months Ended	Pellets Produced from Mesabi Trust Lands (tons)	Pellets Shipped from Mesabi Trust Lands (tons)
July 31, 2012	2,689,734	2,406,730
July 31, 2011	2,667,480	2,227,122

Despite the slight increase in production for the six months ended July 31, 2012, total production during this period was subject to negative pressure primarily as a result of a power outage and infrastructure failure due to storms at Northshore’s plant in Silver Bay, MN, which is described in more detail on page 13 of this Form 10-Q.

Comparison of Royalty Income for the Three and Six Months Ended July 31, 2012 and July 31, 2011

Total royalty income for the three months ended July 31, 2012 increased $727,837 as compared to the three months ended July 31, 2011.  The increase in total royalty income is due to an increase in the average sales price per ton during the three months ended July 31, 2012 as compared to the three months ended July 31, 2011.  The increase in the average sales price per ton contributed to an increase in the base overriding royalty and the bonus royalty payments even though the total volume of pellets shipped for the three months ended July 31, 2012 was slightly lower than the total volume of pellets shipped for the three months ended July 31, 2011.

The table below shows that the base overriding royalties and the bonus royalties increased $299,167 and $437,325 respectively, for the three months ended July 31, 2012, as compared to the three months ended July 31, 2011. Fee royalties decreased by $8,655 over the same period. The increases in the base overriding royalties and the bonus royalties are both attributable to the increase in average sales price per ton during the three months ended July 31, 2012, as compared to the three months ended July 31, 2011.

The table below summarizes the components of Mesabi Trust’s royalty income for the three months ended July 31, 2012 and July 31, 2011, respectively:

	Three Months Ended July 31,
	2012	2011
Base Overriding Royalties	$6,247,124	$5,947,957
Bonus Royalties	4,596,015	4,158,690
Minimum Advance Royalty Paid (recouped)	—	—
Fee Royalties	216,733	225,388
Total Royalty Income	$11,059,872	$10,332,035

The Trust’s total royalty income for the six months ended July 31, 2012 increased $1,144,370 as compared to the six months ended July 31, 2011.  The increase is the result of an increase in the total volume of iron ore pellets shipped during the six months ended July 31, 2012, as compared to the six months ended July 31, 2011.

The table below shows that the base overriding royalties, and the bonus royalties increased $422,123, and $657,289 respectively, and the fee royalties increased $64,958 for the six months ended July 31, 2012, from the comparable period in 2011.  The increases in the base overriding royalties and the bonus royalties are attributable to the increase in the volume of tons shipped and an increase in average sales price per ton during the six months ended July 31, 2012 as compared to the six months ended July 31, 2011.

The table below summarizes the components of Mesabi Trust’s royalty income for the six months ended July 31, 2012 and July 31, 2011:

	Six Months Ended July 31,
	2012	2011
Base Overriding Royalties	$7,837,863	$7,415,740
Bonus Royalties	6,479,497	5,822,208
Minimum Advance Royalty Paid (recouped)	—	—
Fee Royalties	435,633	370,675
Total Royalty Income	$14,752,993	$13,608,623

Comparison of Net Income, Expenses and Distributions for the Three and Six Months Ended July 31, 2012 and July 31, 2011

Net income for the three months ended July 31, 2012 was $10,873,286, an increase of $741,001 compared to the three months ended July 31, 2011.  As with the increase in total royalty income, the increase in net income for the quarter ended July 31, 2012 was the result of an increase in average sales price per ton.  The Trust’s expenses decreased $14,043 for the three months ended July 31, 2012, as compared to the three month period ended July 31, 2011, as a result of slightly lower expenses related to legal and accounting professional fees.  The table below summarizes the Trust’s income and expenses for the three months ended July 31, 2012 and July 31, 2011, respectively.

	Three Months Ended July 31,
	2012	2011
Total Royalty Income	$11,059,872	$10,332,035
Interest Income	352	1,231
Total Revenues	11,060,224	10,333,266
Expenses	186,938	200,981
Net Income	$10,873,286	$10,132,285

Net income for the six months ended July 31, 2012 was $14,243,178, an increase of $1,047,633 as compared to the six months ended July 31, 2011.  As with the increase in total royalty income, the increase in net income for the six months ended July 31, 2011 was the result of an increase in the volume of tons shipped and an increase in the average price per ton. The Trust’s expenses of $510,492 for the six months ended July 31, 2012 increased when compared with the Trust’s expenses for the six month period ended July 31, 2011. The primary factors resulting in higher expenses were higher accounting and legal fees due to a change in the Trust’s independent registered public accounting firm and the accrual of higher administration fees payable to the Corporate Trustee in accordance with the Agreement of the Trust. The table below summarizes the Trust’s income and expenses for the six months ended July 31, 2012 and July 31, 2011, respectively.

	Six Months Ended July 31,
	2012	2011
Total Royalty Income	$14,752,993	$13,608,623
Interest Income	677	2,690
Total Revenues	14,753,670	13,611,313
Expenses	510,492	415,768
Net Income	$14,243,178	$13,195,545

As presented on the Trust’s Condensed Statements of Income on page 2 of this quarterly report, the Trust’s net income per unit increased $0.0565 per unit to $0.8288 per unit for the three months ended July 31, 2012.  For the six months ended July 31, 2012, the Trust’s net income per unit increased $0.0798 per unit to $1.0856 per unit, as compared to the prior year period. On July 15, 2012, the Trust declared a distribution of $0.64 per unit payable to Unitholders of record on July 30, 2012.  Comparatively, the Trust declared a distribution of $0.60 per unit to Unitholders in July 2011.  During the six months ended July 31, 2012 and July 31, 2011, the Trust paid and declared total distributions per unit of $0.705 and $0.65, respectively.

Distributions are declared after receiving notification from Northshore as to the amount of royalty income that is expected to be paid to the Trust based on shipments through the end of each calendar quarter and such royalty payments may include pricing adjustments with respect to shipments during prior periods.  The Trust accounts for and reports accrued income receivable based on shipments during the last month of each of the Trust’s fiscal quarters (April, July, October and January) and price adjustments under the Cliffs Pellet Agreements (which can be positive or negative and can result in significant variations in royalties received by Mesabi Trust and cash available for distribution to Unitholders) as reported to the Trust by Northshore.  The Trust accounts for these amounts by using estimated prices and reports such amounts even though accrued income receivable is not available for distribution to Unitholders until royalties are actually paid to the Trust by Northshore.  Accordingly, distributions declared by the Trust are not equivalent to the Trust’s Net Income during the periods reported in this quarterly report on Form 10-Q.

Comparison of Unallocated Reserve as of July 31, 2012, July 31, 2011 and January 31, 2012

As set forth in the table below, Unallocated Reserve, which is comprised of accrued income receivable and cash reserve for potential fixed or contingent future liabilities, increased from $5,655,340 as of July 31, 2011 to $6,025,079 as of July 31, 2012.   The increase in Unallocated Reserve as of July 31, 2012, as compared to July 31, 2011, is the result of an increase in the Trust’s cash reserve for potential fixed or contingent future liabilities increased from $551,278 as of July 31, 2011 to $1,009,916 as of July 31, 2012.  The decrease in the accrued income receivable portion of the Unallocated Reserve is the result of a lower accrual for positive pricing adjustments for the six months ended July 31, 2012, as compared to the six months ended July 31, 2011. The increase in the cash reserve for potential fixed or contingent future liabilities is due to the Trustee’s decision to add to the Trust’s cash reserve for unexpected losses.

	July 31,
	2012	2011
Accrued Income Receivable	$5,116,862	$6,025,023
Unallocated Cash and U.S. Government Securities	1,009,916	551,278
Deferred Royalty Revenue	—	(991,000)
Prepaid Expenses and (Accrued Expenses) Net	(101,699)	70,039
Unallocated Reserve	$6,025,079	$5,655,340

The Trust did not have any deferred revenue royalty liability as of July 31, 2012, whereas it recorded $991,000 of deferred revenue royalty as of July 31, 2011.  It is possible that future negative price adjustments could offset, or even eliminate, future royalties or royalty income that would otherwise be payable to the Trust in any particular quarter, or at year end, thereby potentially reducing cash available for distribution to the Trust’s Unitholders in future quarters.  See the discussion under the heading “Risk Factors” beginning on page 3 of the Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 2012.

The Trust’s Unallocated Reserve as of July 31, 2012 increased $4,993,571, as compared to the fiscal year ended January 31, 2012. The increase in the Unallocated Reserve is due primarily to an increase in the accrued income receivable. As of July 31, 2012, the Trust’s Unallocated Reserve consisted of $1,009,916 of unallocated cash and U.S. Government securities and $5,116,862 of accrued income receivable.  At January 31, 2012, the Trust’s Unallocated Reserve consisted of $756,082 in unallocated cash and U.S. Government securities and $387,980 of accrued income receivable.

	July 31, 2012	January 31, 2012
Accrued Income Receivable	$5,116,862	$387,980
Unallocated Cash and U.S. Government Securities	1,009,916	756,082
Prepaid Expenses and (Accrued Expenses) Net	(101,699)	(112,554)
Unallocated Reserve	$6,025,079	$1,031,508

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

Recent Developments

Production and Shipments at Northshore.  In its Form 10-Q filed July 26, 2012, Cliffs did not separately report the amount of iron ore produced at Northshore for the three months ended June 30, 2012.  Cliffs did report, however, that during the first half of 2012, the production at Northshore was impacted negatively by unforeseen power outages and infrastructure failures due to storms that resulted in a decrease in Northshore’s production of 16.1 percent during the six months ended June 30, 2012, as compared to the six months ended June 30, 2011.  Cliffs has not provided the Trustees with an estimate of total expected shipments of iron ore pellets from Northshore for calendar year 2012.  See the description of the uncertainty of market conditions in the iron ore and steel industry under “Important Factors Affecting Mesabi Trust” below and the information under the heading “Risk Factors” in Part I — Item 1A of the Trust’s Annual Report on Form 10-K for the year-ended January 31, 2012.

Ash Landfill at Northshore Mining Silver Bay Plant Site. In its Form 10-Q filed July 26, 2012, Cliffs reported that on January 3, 2012, Northshore Mining received a Notice of Violation (“NOV”) from the Minnesota Pollution Control Agency alleging improper handling of leachate collected from the lined coal ash landfill that Northshore operates to manage coal ash from Silver Bay Power. According to Cliffs, the pH of the leachate temporarily had been elevated above permissible levels. In its Form 10-Q, Cliffs also reported that on March 6, Northshore received a draft of a stipulation agreement to resolve the issues set forth in the January 3, 2012 NOV.  According to Cliffs, the stipulation agreement requires a few additional corrective actions beyond the response work already initiated by Northshore and proposes a civil penalty of approximately $300,000.  Cliffs reported that Northshore will be negotiating the final version of the agreement with the agency over the course of the third calendar quarter of 2012.  The Trustees are unable to predict what impact, if any, the NOV or the stipulation agreement will have on shipments from Northshore or future royalties payable to the Trust.

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

In accordance with the Agreement of Trust and the Amendment, the Trustees are entitled to, and in fact do, rely upon certain experts in good faith, including (i) the independent consultants with respect to Northshore’s monthly production and shipment reports, which include figures on crude ore production and iron ore pellet shipments, and discussions concerning the condition and accuracy of the scales and plans regarding the development of Mesabi Trust’s mining property; and (ii) the accounting firm they have contracted with for non-audit services, including reviews of financial data related to shipping and sales reports provided by Northshore and Cliffs and a review of the schedule of leasehold royalties payable to Mesabi Trust.  For a discussion of additional factors, including but not limited to those that could adversely affect Mesabi Trust’s actual results and performance, see “Risk Factors” in Part I — Item 1A of Mesabi Trust’s Annual Report on Form 10-K for the year-ended January 31, 2012, as updated by Part II, Item 1A of this Quarterly Report on Form 10-Q.

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

The Trust did not have any changes in critical accounting policies or in significant accounting estimates during the three months ended July 31, 2012.  For a complete description of the Trust’s significant accounting policies, please see Note 2 to the financial statements included in the Trust’s Annual Report on Form 10-K for the year ended January 31, 2012.

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

PART II - OTHER INFORMATION

Item 1A.          Risk Factors

None.

Item 5.                                                        Other Information

Mine Safety and Health Administration Safety Data.  Pursuant to §1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, Cliffs started reporting information related to certain mine safety results at Northshore.  This information is available in Part II, Item V of Cliffs’ Form 10-Q filed July 26, 2012.

Item 6.                   Exhibits.

31	Certification of Corporate Trustee of Mesabi Trust pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Corporate Trustee of Mesabi Trust pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1

Report of Baker Tilly Virchow Krause, LLP, dated September 5, 2012 regarding its review of the unaudited interim financial statements of Mesabi Trust as of and for the three and six months ended July 31, 2012.

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

MESABI TRUST
(Registrant)

	By:	DEUTSCHE BANK TRUST COMPANY AMERICAS
Corporate Trustee
Principal Administrative Officer and duly authorized signatory:*

	By:	DEUTSCHE BANK NATIONAL TRUST COMPANY

September 5, 2012		By:	/s/ Jeffrey Schoenfeld
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
99.1

Report of Baker Tilly Virchow Krause, LLP, dated September 5, 2012 regarding its review of the unaudited interim financial statements of Mesabi Trust as of and for the three and six months ended July 31, 2012.

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