Form 10-Q
period 2012-10-31
MESABI TRUST
filed 2012-12-06
CIK 65172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2012

or

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

As of December 4, 2012, there were 13,120,010 Units of Beneficial Interest in Mesabi Trust outstanding.

PART I - FINANCIAL INFORMATION

Item 1.                   Financial Statements.  (Note 1)

Mesabi Trust

Condensed Statements of Income

Three and Nine Months Ended October 31, 2012 and 2011

		Three Months Ended		Nine Months Ended
		October 31,		October 31,
		2012	2011	2012	2011
		(unaudited)	(unaudited)	(unaudited)	(unaudited)
A.	Condensed Statements of Income

	Revenues
	Royalty income	$11,814,026	$13,967,426	$26,567,019	$27,576,049
	Interest income	394	979	1,071	3,669
	Total revenues	11,814,420	13,968,405	26,568,090	27,579,718

	Expenses	190,394	212,068	700,887	627,836

	Net income	$11,624,026	$13,756,337	$25,867,203	$26,951,882

	Number of units outstanding	13,120,010	13,120,010	13,120,010	13,120,010

	Net income per unit (Note 2)	$0.8860	$1.0485	$1.9716	$2.0543

	Distributions declared per unit (Note 3)	$1.1300	$1.1200	$1.8350	$1.7700

See Notes to Condensed Financial Statements.

Mesabi Trust

Condensed Balance Sheets

October 31, 2012 and January 31, 2012

		October 31, 2012	January 31, 2012
		(unaudited)
B.	Condensed Balance Sheets

	Assets

	Cash and cash equivalents	$15,001,029	$10,253,474

	U.S. Government securities, at amortized cost (which approximates market)	239,891	—

	Accrued income receivable	1,950,191	387,980
	Prepaid expenses	108,934	53,767
	Current assets	17,300,045	10,695,221

	U.S. Government securities, at amortized cost (which approximates market)	403,979	473,816

	Fixed property, including intangibles, at nominal values

	Amended Assignment of Peters Lease	1	1

	Assignment of Cloquet Lease	1	1

	Certificate of beneficial interest for 13,120,010 units of land trust	1	1
		3	3

		$17,704,027	$11,169,040

	Liabilities, Unallocated Reserve and Trust Corpus

	Liabilities
	Distribution payable	$14,825,611	$9,971,208
	Accrued expenses	54,920	166,321
	Total liabilities	14,880,531	10,137,529

	Unallocated Reserve (Note 4)	2,823,493	1,031,508
	Trust Corpus	3	3

	Total Liabilities, unallocated reserve and trust corpus	$17,704,027	$11,169,040

See Notes to Condensed Financial Statements.

Mesabi Trust

Condensed Statements of Cash Flows

Nine Months Ended October 31, 2012 and 2011

		Nine Months Ended
		October 31,
		2012	2011
		(unaudited)	(unaudited)
C.	Condensed Statements of Cash Flows

	Cash flows from operating activities
	Royalties received	$25,004,610	$9,006,698
	Interest received	1,269	4,597
	Expenses paid	(867,455)	(706,064)

	Net cash provided by operating activities	24,138,424	8,305,231

	Cash flows from investing activities
	Maturities of U.S. Government Securities	35,000	489,000
	Purchases of U.S. Government Securities	(205,054)	(373,332)

	Net cash provided by (used for) investing activities	(170,054)	115,668

	Cash flows used for financing activities
	Distributions to Unitholders	(19,220,815)	(17,056,013)

	Net change in cash and cash equivalents	4,747,555	(8,635,114)

	Cash and cash equivalents, beginning of year	10,253,474	8,693,691

	Cash and cash equivalents, end of period	$15,001,029	$58,577

	Reconciliation of net income to net cash provided by operating activities

	Net income	$25,867,203	$26,951,882
	Increase in accrued income receivable	(1,562,211)	(19,035,423)
	Increase in prepaid expenses	(55,167)	(39,635)
	Decrease in accrued expenses	(111,401)	(38,593)
	Increase in deferred royalty revenue	—	467,000

	Net cash provided by operating activities	$24,138,424	$8,305,231

	Non Cash Financing Activity

	Distributions payable	$14,825,611	$14,694,411

See Notes to Condensed Financial Statements.

Mesabi Trust

Notes to Condensed Financial Statements

October 31, 2012 (unaudited)

Note 1.                           The financial statements included herein have been prepared without audit (except for the balance sheet at January 31, 2012) in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  In the opinion of the Trustees, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the results of operations for the three months and nine months ended October 31, 2012 and 2011, (b) the financial position at October 31, 2012 and (c) the cash flows for the nine months ended October 31, 2012 and 2011, have been made.  For further information, refer to the financial statements and footnotes included in Mesabi Trust’s Annual Report on Form 10-K for the year ended January 31, 2012.

Note 2.                           Net income per unit includes accrued income receivable.  For the three months ended October 31, 2012 the Trust recorded $1,950,191 of accrued income receivable as reflected on the Condensed Balance Sheet as of October 31, 2012 (unaudited).  Accrued income receivable is accounted for and reported for the Trust’s third fiscal quarter based on shipments during the month of October, even though such accrued income receivable is not available for distribution to Unitholders until it is actually received by the Trust.  Accrued income receivable also includes accruals for anticipated pricing adjustments, which can be positive or negative.   Net income per unit is based on 13,120,010 units outstanding during the period.

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

As of October 31, 2012 and January 31, 2012, the unallocated cash and U.S. Government securities portion of the Trust’s Unallocated Reserve was comprised of the following components:

Note 4. (continued)

	October 31, 2012 (unaudited)	January 31, 2012
Cash and U.S. Government securities	$15,644,899	$10,727,290
Distribution payable	(14,825,611)	(9,971,208)

Unallocated cash and U.S. Government securities	$819,288	$756,082

A reconciliation of the Trust’s Unallocated Reserve from January 31, 2012 to October 31, 2012 is as follows:

Unallocated Reserve, January 31, 2012	$1,031,508

Net income, nine months ended October 31, 2012	25,867,203
Distributions declared	(24,075,218)

Unallocated Reserve, October 31, 2012	$2,823,493

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

This discussion should be read in conjunction with the condensed financial statements and notes presented in this Form 10-Q and the financial statements and notes in the last filed Annual Report on Form 10-K filed for the period ending January 31, 2012 for a full understanding of Mesabi Trust’s financial position and results of operations for the nine month period ended October 31, 2012.

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

Results of Operations

Comparison of Iron Ore Pellet Production and Shipments for the Three and Nine Months Ended October 31, 2012 and October 31, 2011

As shown in the table below, production of iron ore pellets at Northshore from Mesabi Trust lands during the fiscal quarter ended October 31, 2012 totaled 1,485,026 tons, and shipments over the same period totaled 1,991,952 tons.  By comparison, pellet production and shipments for the comparable period in 2011 were approximately 1,355,086 tons and 1,629,955 tons, respectively. The increase in production and shipments at Northshore, as compared to the prior comparable period, is the result of increases in anticipated demand and actual orders from Cliffs’ customers.

Three Months Ended	Pellets Produced from Mesabi Trust Lands (tons)	Pellets Shipped from Mesabi Trust Lands (tons)
October 31, 2012	1,485,026	1,991,952
October 31, 2011	1,355,086	1,629,955

As shown in the table below, during the nine months ended October 31, 2012, production of iron ore pellets at Northshore from Mesabi Trust lands totaled 4,174,760 tons, and shipments over the same period totaled 4,398,682 tons.  By comparison, pellet production and shipments for the comparable period in 2011 were 4,022,566 tons and 3,857,077 tons, respectively.  The increase in shipments at Northshore for the nine months ended October 31, 2012 is the result of an increase in demand from Cliffs’ customers and an increase in the percentage of pellets shipped from Silver Bay, Minnesota originating from Trust lands, both as compared to the nine months ended October 31, 2011.

Nine Months Ended	Pellets Produced from Mesabi Trust Lands (tons)	Pellets Shipped from Mesabi Trust Lands (tons)
October 31, 2012	4,174,760	4,398,682
October 31, 2011	4,022,566	3,857,077

Comparison of Royalty Income for the Three and Nine Months Ended October 31, 2012 and October 31, 2011

Total royalty income for the three months ended October 31, 2012 decreased by $2,153,400 to $11,814,026, as compared to the three months ended October 31, 2011.  The decrease in total royalty income, despite the fact that total shipments during the period increased from the prior comparable period, is due to a decrease in the average sales price per ton during the three months ended October 31, 2012 as compared to the three months ended October 31, 2011.

The table below shows that the base overriding royalties and the bonus royalties for the three months ended October 31, 2012, as compared to the three months ended October 31, 2011, decreased by $872,862 and $1,325,066, respectively.  Fee royalties increased by $44,528 over the same period.  The decreases in the base overriding royalties and the bonus royalties are both attributable to lower realized sales prices per ton, as compared to the three months ended October 31, 2011.

The table below summarizes the components of Mesabi Trust’s royalty income for the three months ended October 31, 2012 and October 31, 2011.

	Three Months Ended October 31,
	2012	2011
Base overriding royalties	$7,696,018	$8,568,880
Bonus royalties	3,890,900	5,215,966
Minimum advance royalty paid (recouped)	—	—
Fee royalties	227,108	182,580
Total royalty income	$11,814,026	$13,967,426

The Trust’s total royalty income for the nine months ended October 31, 2012 decreased $1,009,030 as compared to the nine months ended October 31, 2011.  The decrease in total royalty income, despite the fact that total shipments during the period increased from the prior comparable period, is due to a decrease in the average sales price per ton during the nine months ended October 31, 2012 as compared to the nine months ended October 31, 2011.

The table below shows that the base overriding royalties and the bonus royalties for the nine months ended October 31, 2012, as compared to the nine months ended October 31, 2011, decreased by $450,740 and $667,778, respectively. Fee royalties increased by $109,488 over the same period. The decreases in the base overriding royalties and the bonus royalties are both attributable to lower realized sales prices per ton, as compared to the nine months ended October 31, 2011.

The table below summarizes the components of Mesabi Trust’s royalty income for the nine months ended October 31, 2012 and October 31, 2011.

	Nine Months Ended October 31,
	2012	2011
Base overriding royalties	$15,533,880	$15,984,620
Bonus royalties	10,370,397	11,038,175
Minimum advance royalty paid (recouped)	—	—
Fee royalties	662,742	553,254
Total royalty income	$26,567,019	$27,576,049

Comparison of Net Income, Expenses and Distributions for the Three and Nine Months Ended October 31, 2012 and October 31, 2011

Net income for the three months ended October 31, 2012 was $11,624,026, a decrease of $2,132,311 compared to the three months ended October 31, 2011.  As with the decrease in total royalty income, the decrease in net income for the quarter ended October 31, 2012 was the result of lower sales prices per ton of iron ore pellets shipped, partially offset by an increase in the volume of tons shipped.

The Trust’s expenses decreased $21,674 for the three months ended October 31, 2012, as compared to the three month period ended October 31, 2011, as a result of lower expenses related to legal and accounting fees.  The table below summarizes the Trust’s income and expenses for the three months ended October 31, 2012 and October 31, 2011.

	Three Months Ended October 31,
	2012	2011
Total royalty income	$11,814,026	$13,967,426
Interest income	394	979
Gross income	11,814,420	13,968,405

Expenses	190,394	212,068
Net income	$11,624,026	$13,756,337

Net income for the nine months ended October 31, 2012 was $25,867,203, a decrease of $1,084,679 as compared to the nine months ended October 31, 2011.  The decrease in net income for the nine months ended October 31, 2012 was the result of lower sales prices per ton of iron ore pellets shipped, partially offset by an increase in the volume of tons shipped. The Trust’s expenses for the nine month period ended October 31, 2012 increased when compared with the Trust’s expenses for the nine month period ended October 31, 2011. The primary factor resulting in higher expenses was the accrual of additional fees payable to the Corporate Trustee in accordance with the Agreement of the Trust and additional fees for the preparation and filing of the Trust’s financial statements in XBRL format. The table below summarizes the Trust’s income and expenses for the nine months ended October 31, 2012 and October 31, 2011.

	Nine Months Ended October 31,
	2012	2011
Total royalty income	$26,567,019	$27,576,049
Interest income	1,071	3,669
Gross income	26,568,090	27,579,718

Expenses	700,887	627,836
Net income	$25,867,203	$26,951,882

As presented on the Trust’s Condensed Statements of Income on page 2 of this quarterly report, the Trust’s net income per unit decreased $0.1625 per unit to $0.886 per unit for the three months ended October 31, 2012 as compared to October 31, 2011.  For the nine months ended October 31, 2012, the Trust’s net income per unit decreased $0.0827 per unit to $1.9716 per unit, as compared to the prior year period. In October 2012, the Trust declared a distribution of $1.13 per unit payable to Unitholders of record on October 30, 2012.  Comparatively, the Trust declared a distribution of $1.12 per unit in October 2011.  During the nine months ended October 31, 2012 and October 31, 2011, the Trust declared total distributions per unit of $1.835 and $1.770, respectively.

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

Comparison of Unallocated Reserve as of October 31, 2012, October 31, 2011 and January 31, 2012

As set forth in the table below, Unallocated Reserve, which is comprised of accrued income receivable and cash reserve for potential fixed or contingent future liabilities, decreased from $4,717,266 as of October 31, 2011 to $2,823,493 as of October 31, 2012.   The decrease in Unallocated Reserve as of October 31, 2012, as compared to October 31, 2011, is primarily the result of a decrease in the Trust’s accrued income receivable.  The decrease in the accrued income receivable portion of the Unallocated Reserve for the three months ended October 31, 2012, is the result of the Trust’s accrual of negative pricing adjustments, as compared to the nine months ended October 31, 2011 when the Trust accrued positive price adjustments.  In addition, the accrued income receivable portion of the Unallocated Reserve is lower due to a reduction in shipments and lower sales prices per ton on pellets shipped in the month of October 2012. The increase in the cash reserve for potential fixed or contingent future liabilities is due to the Trustee’s decision to add to the Trust’s cash reserve for unexpected losses.

	October 31,
	2012	2011
Accrued Income Receivable	$1,950,191	$4,575,128
Unallocated Cash and U.S. Government Securities	819,288	610,468
Deferred Royalty Revenue	—	(467,000)
Prepaid Expenses and (Accrued Expenses) Net	54,014	(1,330)
Unallocated Reserve	$2,823,493	$4,717,266

The Trust did not record any deferred revenue royalty liability as of October 31, 2012, whereas it recorded $467,000 of deferred revenue royalty as of October 31, 2011.  It is possible that future negative price adjustments could offset, or even eliminate, future royalties or royalty income that would otherwise be payable to the Trust in any particular quarter, or at year end, thereby potentially reducing cash available for distribution to the Trust’s Unitholders in future quarters.  See the discussion under the heading “Risk Factors” beginning on page 3 of the Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 2012.

The Trust’s Unallocated Reserve as of October 31, 2012 increased $1,791,985, as compared to the fiscal year ended January 31, 2012. The increase in the Unallocated Reserve is due primarily to an increase in the accrued income receivable. As of October 31, 2012, the Trust’s Unallocated Reserve consisted of $819,288 of unallocated cash and U.S. Government securities and $1,950,191 of accrued income receivable.  At January 31, 2012, the Trust’s Unallocated Reserve consisted of $756,082 in unallocated cash and U.S. Government securities and $387,980 of accrued income receivable.

	October 31, 2012	January 31, 2012
Accrued Income Receivable	$1,950,191	$387,980
Unallocated Cash and U.S. Government Securities	819,288	756,082
Prepaid Expenses and (Accrued Expenses) Net	54,014	(112,554)
Unallocated Reserve	$2,823,493	$1,031,508

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

Recent Developments

Prospective Production Curtailment at Northshore.  On November 19, 2012, Cliffs Natural Resources Inc. (“Cliffs”) announced that, effective January 5, 2013, it will idle two of the four production lines at its wholly-owned subsidiary, Northshore Mining Company (“Northshore”).  In the same press release, Cliffs announced that it is planning to temporarily idle production at its Empire Mine in Michigan beginning in the second calendar quarter of 2013 in the form of an extended summer shutdown.  Cliffs explained that it is adjusting its 2013 operating plans for its North American iron ore businesses to align with expected sales volumes.  Cliffs noted that the “production decreases are driven by increased iron ore pricing volatility and lower North American steelmaking utilization rates.”  Cliffs also announced that the production curtailments at Northshore will impact approximately 125 employees at Northshore and 500 employees at Empire mine.  Cliffs did not announce how much total production or shipments at Northshore will be impacted in calendar 2012 or calendar 2013, stating only that “full-year 2013 expected sales volumes for U.S. Iron Ore remain unchanged at 19 to 20 million tons as previously disclosed by Cliffs.”  The Trustees believe that the announced production curtailment at Northshore will have a negative impact on production attributable to Mesabi Trust in 2013.  If the production curtailment continues for a substantial portion of calendar year 2013, the Trustees believe that the total shipments from Northshore, and the resulting royalties payable to the Trust, could be lower than calendar year 2012.

Production and Shipments at Northshore.  In its Form 10-Q filed October 25, 2012, Cliffs reported that during the first nine months of 2012, production at Northshore was impacted negatively by unforeseen power outages and infrastructure failures due to storms that resulted in a 8.2 percent decrease in Northshore’s production during the nine months ended October 31, 2012, as compared to the nine months ended October 31, 2011.  Cliffs has not provided the Trustees with an estimate of total expected shipments of iron ore pellets from Northshore for calendar year 2012 or 2013.  See the description of the uncertainty of market conditions in the iron ore and steel industry under “Important Factors Affecting Mesabi Trust” below and the information under the heading “Risk Factors” in Part I — Item 1A of the Trust’s Annual Report on Form 10-K for the year-ended January 31, 2012.

Ash Landfill at Northshore Mining Silver Bay Plant Site. In its Form 10-Q filed October 25, 2012, Cliffs reported that on January 3, 2012, Northshore Mining received a Notice of Violation (“NOV”) from the Minnesota Pollution Control Agency alleging improper handling of leachate collected from the lined coal ash landfill that Northshore operates to manage coal ash from Silver Bay Power. According to Cliffs, the pH of the leachate temporarily had been elevated above permissible levels. In its Form 10-Q, Cliffs also reported that on March 6, Northshore received a draft of a stipulation agreement to resolve the issues set forth in the January 3, 2012 NOV.  According to Cliffs, the stipulation agreement requires a few additional corrective actions beyond the response work already initiated by Northshore and proposes a civil penalty of approximately $250,000.  Cliffs reported that Northshore has been negotiating the final version of the agreement with the agency and expects a final agreement during the fourth calendar quarter of 2012.  The Trustees are unable to predict what impact, if any, the NOV or the stipulation agreement will have on shipments from Northshore or future royalties payable to the Trust.

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

Effects of Securities Regulation

The Trust is a publicly-traded trust with Units of Beneficial Interest listed on the New York Stock Exchange (“NYSE”) and is therefore subject to extensive regulation under, among others, the Securities Act of 1933, the Securities Exchange Act of 1934, the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and the rules and regulations of the NYSE.  Issuers failing to comply with such authorities risk serious consequences, including criminal as well as civil and administrative penalties.  In most instances, these laws, rules and regulations do not specifically address their applicability to publicly-traded trusts such as Mesabi Trust.  In particular, Sarbanes-Oxley and the Dodd-Frank Wall Street Reform and Consumer Protection Act have mandated the adoption by the Securities and Exchange Commission (the “SEC”) and, in some instances, the NYSE of certain rules and regulations that are impossible for the Trust to satisfy because of its nature as a pass-through trust that has no officers or employees.  Pursuant to NYSE rules currently in effect the Trust is exempt from many of the corporate governance requirements that apply to publicly traded corporations listed on the NYSE.  The Trust does not have, nor does the Agreement of Trust provide for, a board of directors, an audit committee, a corporate governance committee or a compensation committee.  The Trustees intend to closely monitor the SEC’s and the NYSE’s rulemaking activity and will attempt to comply with such rules and regulations where applicable.

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

The Trust did not have any changes in critical accounting policies or in significant accounting estimates during the three months ended October 31, 2012.  For a complete description of the Trust’s significant accounting policies, please see Note 2 to the financial statements included in the Trust’s Annual Report on Form 10-K for the year ended January 31, 2012.

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

PART II - OTHER INFORMATION

Item 1A.          Risk Factors

None.

Item 5.                                Other Information

Mine Safety and Health Administration Safety Data.  Pursuant to §1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, Cliffs reports information related to certain mine safety results at Northshore.  This information is available in Part II, Item V of Cliffs’ Form 10-Q filed October 25, 2012.

Item 6.                   Exhibits.

31	Certification of Corporate Trustee of Mesabi Trust pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Corporate Trustee of Mesabi Trust pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1

Report of Baker Tilly Virchow Krause, LLP, dated December 6, 2012 regarding its review of the unaudited interim financial statements of Mesabi Trust as of and for the three and nine months ended October 31, 2012.

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

MESABI TRUST
(Registrant)

	By:	DEUTSCHE BANK TRUST COMPANY AMERICAS
Corporate Trustee
Principal Administrative Officer and duly authorized signatory:*

	By:	DEUTSCHE BANK NATIONAL TRUST COMPANY

December 6, 2012		By:	/s/ Jeffrey Schoenfeld
		Name:	Jeffrey Schoenfeld*
		Title:	Associate

* There are no principal executive officers or principal financial officers of the registrant.

EXHIBIT INDEX

Item No.	Item	Filing Method

31	Certification of Corporate Trustee of Mesabi Trust pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certification of Corporate Trustee of Mesabi Trust pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

99.1

Report of Baker Tilly Virchow Krause, LLP, dated December 6, 2012 regarding its review of the unaudited interim financial statements of Mesabi Trust as of and for the three and nine months ended October 31, 2012

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