Form 10-K
period 2013-01-31
MESABI TRUST
filed 2013-04-10
CIK 65172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  No ☒ Yes ☐

As of July 31, 2012, the aggregate market value of the Units of Beneficial Interest in the registrant held by non-affiliates of the registrant was $340,726,660* based on the closing sale price as reported on the New York Stock Exchange.  As of April 1, 2013, there were 13,120,010 Units of Beneficial Interest in Mesabi Trust outstanding.

*Includes approximately $259,700 representing the market value, as of July 31, 2012, of 10,000 Units of Beneficial Interest the beneficial ownership of which is disclaimed by affiliates (see Item 12 herein).

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Annual Report of the Trustees for the Fiscal Year Ended January 31, 2013 (Annual Report)	Parts I, II, and IV

PART I

ITEM 1.                                  BUSINESS.

(a)                   General Development of Business.

The information under the headings “Trustees’ Discussion and Analysis of Financial Condition and Results of Operations,” “The Trust Estate,” “Leasehold Royalties,” and “Land Trust and Fee Royalties” beginning on pages 11, 21, 28 and 31, respectively, of the Annual Report of the Trustees of Mesabi Trust for the fiscal year ended January 31, 2013 (the “Annual Report”) is incorporated herein by reference.

(b)                   Financial Information About Segments.

Substantially all of the revenue, operating profits and assets of Mesabi Trust (“Mesabi Trust” or the “Trust”) relate to one business segment—iron ore mining.  The information under the heading “Selected Financial Data” set forth on page 11 of the Annual Report is incorporated herein by reference.

(c)                    Narrative Description of Business.

The information under the headings “Overview,” “Trustees’ Discussion and Analysis of Financial Condition and Results of Operations,” “The Trust Estate,” and “Leasehold Royalties” beginning on pages 2, 11, 21 and 28, respectively, of the Annual Report is incorporated herein by reference.

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

ITEM 1B.                         UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.                                  PROPERTIES.

The information under the heading “The Trust Estate” beginning on page 21 of the Annual Report is incorporated herein by reference.

ITEM 3.                                  LEGAL PROCEEDINGS.

None.

ITEM 4.                                  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.                                  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The information under the headings “Unallocated Reserve” and “Certificates of Beneficial Interest” set forth on pages 32 and 33 of the Annual Report is incorporated herein by reference.

ITEM 6.                                  SELECTED FINANCIAL DATA.

The information under the heading “Selected Financial Data” beginning on page 11 of the Annual Report is incorporated herein by reference.

ITEM 7.                                  TRUSTEES’ DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information under the headings “Trustees’ Discussion and Analysis of Financial Condition and Results of Operations,” “Leasehold Royalties,” “Trust Expenses,” and “Unallocated Reserve” beginning on pages 11, 28, 31 and 32, respectively, of the Annual Report is incorporated herein by reference.

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

ITEM 9B.                         OTHER INFORMATION.

None.

PART III

ITEM 10.                           DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The Agreement of Trust dated July 18, 1961 (the “Agreement of Trust”) provides for a Corporate Trustee and four Individual Trustees (collectively, the “Trustees”).  The Trust does not have, nor does the Agreement of Trust provide for officers, a board of directors or any committees.  Generally, the Trustees continue in office until their resignation or removal.  Any Trustee may be removed at any time, with or without cause, by the holders of two-thirds in interest of the Certificates of Beneficial Interest in the Trust (the “Trust Certificates”) then outstanding.  In the case of an Individual Trustee, a successor is appointed if the Individual Trustee dies, becomes incapable of acting or is adjudged bankrupt or insolvent.  In the case of the Corporate Trustee, a successor is appointed if a receiver of the Corporate Trustee or of its property is appointed, or if any public officer takes charge or control of the Corporate Trustee or of its property or affairs for the purpose of rehabilitation, conservation or liquidation.  Successor Trustees can only be appointed by the holders of a majority in interest of the Trust Certificates then outstanding.  Because such appointments are not made on a regular or periodic basis, the Trust does not have a standing nominating committee or a policy in place for the recommendation and nomination of successor Trustees.

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

The Trust has not designated a separate audit committee comprised of independent committee members because of an exemption provided by Rule 10A-3 of the Securities Exchange Act of 1934, as amended.  As such, the Trustees have not designated an “audit committee financial expert.”  The Trustees collectively perform the functions of an audit committee.

To carry out the Trustees’ duties under the Agreement of Trust, the Trustees meet on a quarterly basis to discuss information and circumstances relevant to the Trust.  The Trustees also conduct telephone conferences from time to time between the quarterly meetings to address developments that require more timely attention.  The Trust held twelve meetings either in person or via teleconference in fiscal 2013 and took action by unanimous written consent on two occasions.  With the exception of one Trustee’s absence from a teleconference meeting in 2012, all of the Trustees were present at all meetings held in fiscal 2013.

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

Age: 66

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

Age: 70

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

Age: 84

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

The Amendment does not provide for any stock awards, option awards, non-equity incentive plan compensation, change in pension value, nonqualified deferred compensation earnings or any other compensation.  The Trust does not have severance agreements nor does it provide post-retirement benefits to the Trustees.  Accordingly, all such tables have been omitted from the Annual Report on this Form 10-K.

Pursuant to the Amendment, each Individual Trustee receives at least $20,000 in annual compensation for services as Trustee.  Each year, annual Trustee compensation is adjusted up or down (but not below $20,000) in accordance with changes from the November 1981 level of 295.5 (the “1981 Escalation Level”) in the All Commodities Producer Price Index (with 1967 = 100 as a base).  The All Commodities Producer Price Index is published by the U.S. Department of Labor, Bureau of Labor Statistics.  The adjustment is made at the end of each fiscal year and is calculated on the basis of the proportion between (a) the level of such index for the November preceding the end of such fiscal year, and (b) the 1981 Escalation Level.  Any action to modify or otherwise vary the compensation of the Individual Trustees as provided by the Amendment must be approved by the affirmative vote of 66 2/3% of the outstanding units of beneficial interest.  The Individual Trustees each received total compensation of $40,877 during fiscal 2013.

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

Additionally, each year the Corporate Trustee receives $62,500 to cover clerical and administrative services to Mesabi Trust, other than services customarily performed by a registrar or transfer agent for which the Corporate Trustee is paid additional service fees.  The Corporate Trustee earned $147,616 in cash compensation for the fiscal year ended January 31, 2013, inclusive of the $62,500 administrative fee. The Corporate Trustee also received $8,381 for its services as registrar and transfer agent for the year ended January 31, 2013.  Accordingly, the Corporate Trustee earned $155,997 in total compensation for the fiscal year ended January 31, 2013.

Under the Amendment, the Individual Trustees may, in extraordinary circumstances, pay additional compensation to the Corporate Trustee.  The decision to pay such compensation must be unanimously approved by the Individual Trustees.  The Corporate Trustee did not receive any compensation for extraordinary services with respect to the year ended January 31, 2013.

Trustees’ Compensation Report

The Trustees have not designated a compensation committee and are not required to do so by applicable law or regulation.  The Trustees, as a group, have reviewed and discussed the Compensation Discussion and Analysis (“CD&A”) and based on such review and discussion have recommended that the CD&A be included in this Annual Report on Form 10-K.

MESABI TRUST

Deutsche Bank Trust Company Americas
Robert C. Berglund
James A. Ehrenberg
Richard G. Lareau
Norman F. Sprague III

Trustee Compensation

Summary Compensation Table

The table below summarizes the total compensation earned by each of the Individual Trustees and the Corporate Trustee in the fiscal year ended January 31, 2013.

Name	Trustee Fees Earned ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)

Deutsche Bank Trust Company Americas, Corporate Trustee	$147,616	N/A	N/A	N/A	N/A	8,381	(1)	$155,997

Robert C. Berglund	$40,877	N/A	N/A	N/A	N/A	N/A		$40,877

James A. Ehrenberg	$40,877	N/A	N/A	N/A	N/A	N/A		$40,877

Richard G. Lareau	$40,877	N/A	N/A	N/A	N/A	N/A		$40,877

Norman F. Sprague III	$40,877	N/A	N/A	N/A	N/A	N/A		$40,877

(1)         Represents fees and disbursements paid to Deutsche Bank Trust Company Americas for its services as registrar and transfer agent of the Units.

ITEM 12.                           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND TRUSTEES.

Based on information that has been obtained from Mesabi Trust’s records and a review of statements of beneficial ownership filed with Mesabi Trust pursuant to Rule 13d-102 under the Securities Exchange Act of 1934, as amended, no person known to Mesabi Trust beneficially owns more than 5% of the Trust’s Units outstanding as of April 1, 2013.

The table below sets forth information as to the Units of Beneficial Interest in Mesabi Trust beneficially owned as of April 1, 2013 by the Trustees individually and as a group.  Except as otherwise indicated and subject to applicable community property laws, each Trustee has sole voting and investment powers with respect to the securities listed.  There were no Certificates of Beneficial Interest of Mesabi Trust owned or pledged by the Trustees as of January 31, 2013.  The Trust does not have any compensation plans under which securities of the Trust are authorized for issuance.

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

ITEM 13.                           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Mr. Richard G. Lareau, who became a Trustee on March 7, 1990, is a senior partner in the law firm of Oppenheimer Wolff & Donnelly LLP, of Minneapolis, Minnesota.  That firm has been retained by Mesabi Trust since 1961 to act with respect to matters of Minnesota law, and was retained in 1991 by the Trustees other than Mr. Lareau to act as general legal counsel.  Mesabi Trust paid Oppenheimer Wolff & Donnelly LLP (“Oppenheimer”) fees totaling $214,629 for legal services provided to the Trust during the fiscal year ended January 31, 2013 compared with fees totaling $272,931 for legal services provided to the Trust during fiscal year ended January 31, 2012.  Please see the disclosure under the heading “Trust Expenses” beginning on page 31 of the Annual Report for additional information regarding the fees paid to Oppenheimer for the Trust’s legal expenses.

Related Person Transaction Policy

During the fiscal year ended January 31, 2013, the Trustees met on a quarterly basis and reviewed and approved or ratified certain transactions that occurred during each of the prior fiscal quarters.  In connection with their review of the Trust’s transactions, the Trustees consider whether there have been any related person transactions.  In determining whether to approve a related person transaction, the Trustees consider the following factors, in addition to any other factors they deem necessary or appropriate:

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

Based on their review of the Trust’s transactions during the fiscal year ended January 31, 2013, the Trustees concluded that there were no related person transactions required to be disclosed in this Annual Report on Form 10-K.

Pass-Through Royalty Trust Exemptions

Because of its legal structure and character as a pass-through royalty trust, the Trust is exempt from Rule 10A-3 of the Securities Exchange Act and the Corporate Governance Standards set forth in Section 303A of the New York Stock Exchange’s Listed Company Manual.

ITEM 14.                           PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(a)                    Audit Fees.

The aggregate fees paid during fiscal 2013 for professional services rendered by Baker Tilly Virchow Krause, LLP (“Baker Tilly”) for the audit of the Trust’s annual financial statements, the attestation report of the

Trustees’ assessment of internal control over financial reporting and review of the financial statements included in the Trust’s quarterly reports on Form 10-Q were $53,025.

The aggregate fees paid during fiscal 2012 for professional services rendered by Wipfli LLP (“Wipfli”) for the audit of the Trust’s annual financial statements, the audit of the Trustees’ assessment of internal control over financial reporting and review of the financial statements included in the Trust’s quarterly reports on Form 10-Q were $51,534.

(b)                       Audit-Related Fees.

No fees were paid to Wipfli or Baker Tilly for assurance and related services that were not reasonably related to the performance of the audit or review of the Trust’s financial statements for fiscal 2013 or fiscal 2012.

(c)                        Tax Fees.

No fees were paid to Wipfli or Baker Tilly for tax compliance, tax advice and tax planning for Mesabi Trust for fiscal 2013 or fiscal 2012.

(d)                       All Other Fees.

No other fees were paid to Wipfli or Baker Tilly for services provided to Mesabi Trust, other than those described in item (a), for fiscal 2013 or fiscal 2012.

Before the independent registered public accounting firm is engaged to perform audit and review services for the Trust, the Trustees approve the engagement.

PART IV

ITEM 15.                           EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) 1.                    Financial Statements:

The following Financial Statements are incorporated in this Report by reference from the following pages of the Annual Report:

Reports of Independent Registered Public Accounting Firms	Page F-3 and F-4

Balance Sheets as of January 31, 2013 and 2012	Page F-5

Statements of Income for the years ended January 31, 2013, 2012, and 2011	Page F-6

Statements of Unallocated Reserve and Trust Corpus for the years ended January 31, 2013, 2012, and 2011	Page F-7

Statements of Cash Flows for the years ended January 31, 2013, 2012, and 2011	Page F-8

Notes to Financial Statements	Pages F-9 - F-15

(a) 3.                                            Exhibits:

Item No.	Item	Filing Method

3	Agreement of Trust dated as of July 18, 1961	Incorporated by reference from Exhibit 3 to Mesabi Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 1987.

3(a)	Amendment to the Agreement of Trust dated as of October 25, 1982	Incorporated by reference from Exhibit 3(a) to Mesabi Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 1988.

4	Instruments defining the rights of Trust Certificate Holders	Incorporated by reference from Exhibit 4 to Mesabi Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 1987.

10(a)	Peters Lease	Incorporated by reference from Exhibits 10(a) - 10(d) to Mesabi Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 1987.

10(b)	Amendment of Assignment of Peters Lease	Incorporated by reference from Exhibits 10(a) - 10(d) to Mesabi Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 1987.

10(c)	Cloquet Lease	Incorporated by reference from Exhibits 10(a) - 10(d) to Mesabi Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 1987.

10(d)	Assignment of Cloquet Lease	Incorporated by reference from Exhibits 10(a) - 10(d) to Mesabi Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 1987.

10(e)	Modification of Lease and Consent to Assignment dated as of October 22, 1982	Incorporated by reference from Exhibit 10(e) to Mesabi Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 1988.

Item No.	Item	Filing Method

10(f)	Amendment of Assignment, Assumption and Further Assignment of Peters Lease	Incorporated by reference from Exhibit A to Mesabi Trust’s Report on Form 8-K dated August 17, 1989.

10(g)	Amendment of Assignment, Assumption and Further Assignments of Cloquet Lease	Incorporated by reference from Exhibit B to Mesabi Trust’s Report on Form 8-K dated August 17, 1989.

10(h)	Summary Description of Trustees’ Compensation	Filed herewith.

13	Annual Report of the Trustees of Mesabi Trust for the fiscal year ended January 31, 2013	Filed herewith.

14	Trustees Code of Ethics	Incorporated by reference from Exhibit 13 to Mesabi Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004.

31	Certification of Corporate Trustee of Mesabi Trust pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32	Certification of Corporate Trustee of Mesabi Trust pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

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

Dated:  April 10, 2013

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

/s/ Robert C. Berglund	April 10, 2013
Robert C. Berglund
Individual Trustee

/s/ James A. Ehrenberg	April 10, 2013
James A. Ehrenberg
Individual Trustee

/s/ Richard G. Lareau	April 10, 2013
Richard G. Lareau
Individual Trustee

/s/ Jeffrey Schoenfeld	April 10, 2013
Jeffrey Schoenfeld
Assistant Vice President
Deutsche Bank Trust Company Americas

/s/ Norman F. Sprague III	April 10, 2013
Norman F. Sprague III
Individual Trustee