Form 10-Q
period 2013-04-30
MESABI TRUST
filed 2013-06-05
CIK 65172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2013

or

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

As of June 4, 2013, there were 13,120,010 Units of Beneficial Interest in Mesabi Trust outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements. (Note 1)

Mesabi Trust

Condensed Statements of Income

Three Months Ended April 30, 2013 and 2012

	Three Months Ended
	April 30,
	2013	2012
	(unaudited)	(unaudited)
A. Condensed Statements of Income

Revenues
Royalty income	$2,528,417	$3,693,121
Interest income	390	325
Total revenues	2,528,807	3,693,446

Expenses	326,418	323,554

Net income	$2,202,389	$3,369,892

Number of units outstanding	13,120,010	13,120,010

Net income per unit (Note 2)	$0.1679	$0.2569

Distributions declared per unit (Note 3)	$0.0800	$0.0650

See Notes to Condensed Financial Statements.

Mesabi Trust

Condensed Balance Sheets

April 30, 2013 and January 31, 2013

	April 30, 2013	January 31, 2013
	(unaudited)
B. Condensed Balance Sheets

Assets

Cash and cash equivalents	$1,225,217	$6,727,461

U.S. Government securities, at amortized cost (which approximates market)	460,961	438,815

Accrued income receivable (Note 2)	1,599,406	218,053
Prepaid expenses	54,731	56,573
Current assets	3,340,315	7,440,902

U.S. Government securities, at amortized cost (which approximates market)	182,289	205,055

Fixed property, including intangibles, at nominal values

Amended Assignment of Peters Lease	1	1

Assignment of Cloquet Lease	1	1

Certificate of beneficial interest for 13,120,010 units of land trust	1	1
	3	3

Total assets	$3,522,607	$7,645,960

Liabilities, Unallocated Reserve and Trust Corpus

Liabilities
Distribution payable	$1,049,601	$6,428,805
Accrued expenses	137,993	34,930
Total liabilities	1,187,594	6,463,735

Unallocated Reserve (Note 4)	2,335,010	1,182,222
Trust Corpus	3	3

Total Liabilities, unallocated reserve and trust corpus	$3,522,607	$7,645,960

See Notes to Condensed Financial Statements.

Mesabi Trust

Condensed Statements of Cash Flows

Three Months Ended April 30, 2013 and 2012

	Three Months Ended April 30,
	2013	2012
	(unaudited)	(unaudited)
C. Condensed Statements of Cash Flows

Cash flows from operating activities
Royalties received	$1,146,901	$1,165,358
Interest received	553	541
Expenses paid	(221,513)	(369,025)

Net cash provided by operating activities	925,941	796,874

Cash flows from investing activities
Maturities of U.S. Government Securities	83,000	35,000
Purchases of U.S. Government Securities	(82,380)	—

Net cash provided by investing activities	620	35,000

Cash flow used for financing activity
Distributions to Unitholders	(6,428,805)	(9,971,208)

Net change in cash and cash equivalents	(5,502,244)	(9,139,334)

Cash and cash equivalents, beginning of year	6,727,461	10,253,474

Cash and cash equivalents, end of quarter	1,225,217	$1,114,140

Reconciliation of net income to net cash provided by operating activities

Net income	$2,202,389	$3,369,892
Increase in accrued income receivable	(1,381,353)	(2,527,547)
Decrease in prepaid expenses	1,842	3,469
Increase (decrease) in accrued expenses	103,063	(48,940)

Net cash provided by operating activities	$925,941	$796,874

Non Cash Financing Activity

Distributions declared	$1,049,601	$852,801

See Notes to Condensed Financial Statements.

MESABI TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS

April 30, 2013 (Unaudited)

Note 1.                           The financial statements included herein have been prepared without audit (except for the balance sheet at January 31, 2013) in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  In the opinion of the Trustees, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the results of operations for the three months ended April 30, 2013 and 2012, (b) the financial position at April 30, 2013, and (c) the cash flows for the three months ended April 30, 2013 and 2012, have been made.  For further information, refer to the financial statements and footnotes included in Mesabi Trust’s Annual Report on Form 10-K for the year ended January 31, 2013.

Note 2.                           Net income per unit includes accrued income receivable.  For the three months ended April 30, 2013, the Trust recorded $1,599,406 of accrued income receivable as reflected on the Condensed Balance Sheet as of April 30, 2013 (unaudited).  Accrued income receivable is accounted for and reported for the Trust’s first fiscal quarter based on shipments during the month of April even though such accrued income receivable is not available for distribution to Unitholders until the applicable royalties are actually received by the Trust.  Accrued income receivable also includes accruals for anticipated pricing adjustments, which can be positive or negative. Net income per unit is based on 13,120,010 units outstanding during the period.

Note 3.                           The Trust declares distributions (if any) each year in April, July, October and January.  Distributions are declared after receiving notification from Northshore Mining Company (“Northshore”) as to the amount of royalties expected to be paid to the Trust in cash based on shipments through the end of each calendar quarter.  The Trust’s financial statements are prepared on an accrual basis and present the Trust’s results of operations based on each fiscal quarter which ends one month after the close of each calendar quarter.  Because distributions (if any) are declared based on the royalty payment that is payable as of the end of each calendar quarter and the Trust’s Net Income is calculated as of the end of each fiscal quarter, the distributions declared by the Trust are not equivalent to the Trust’s Net Income during the periods reported in this quarterly report on Form 10-Q.

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

As of April 30, 2013 and January 31, 2013, the unallocated cash and U.S. Government securities portion of the Trust’s Unallocated Reserve was comprised of the following components:

	April 30, 2013 (unaudited)	January 31, 2013
Cash and U.S. Government securities	$1,868,467	$7,373,331
Distribution payable	(1,049,601)	(6,428,805)

Unallocated cash and U.S. Government securities	$818,866	$944,526

A reconciliation of the Trust’s Unallocated Reserve from January 31, 2013 to April 30, 2013 is as follows:

Unallocated Reserve, January 31, 2013	$1,182,222

Net income	2,202,389
Distributions declared	(1,049,601)

Unallocated Reserve, April 30, 2013	$2,335,010

Item 2.         Trustees’ Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Certain information included in this Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934.  All such forward-looking statements, including those statements regarding estimation of iron ore pellet production, shipments or pricing, are based on information from the lessee/operator (and its parent corporation) of the mine located on the lands owned and held in trust for the benefit of the holders of units of beneficial interest of Mesabi Trust.  These statements may be identified by the use of forward-looking words, such as “may,” “will,” “could,” “project,” “predict, “ “intend,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “should,” “assume,” “forecast” and other similar words.  Such forward-looking statements are inherently subject to known and unknown risks and uncertainties.  Actual results and future developments could differ materially from the results or developments expressed in or implied by these forward-looking statements.  These risks and uncertainties include, but are not limited to, volatility of iron ore and steel prices, market supply and demand, competition, environmental hazards, health and safety conditions, regulation or government action, litigation and uncertainties about estimates of reserves.  Further, substantial portions of royalties earned by Mesabi Trust are based on estimated prices that are subject to interim and final adjustments which can be positive or negative and are dependent in part on multiple price and inflation index factors under agreements to which Mesabi Trust is not a party and that are not known until after the end of a contract year.  It is possible that future negative price adjustments could partially or even completely offset royalties or royalty income that would otherwise be payable to the Trust in any particular quarter, or at year end, thereby potentially reducing cash available for distribution to the Trust’s Unitholders in future quarters.  For a discussion of the factors, including without limitation, those that could materially and adversely affect Mesabi Trust’s actual results and performance, see “Risk Factors” set forth on pages 3 through 8 of Mesabi Trust’s Annual Report on Form 10-K for the year-ended January 31, 2013.  Mesabi Trust undertakes no obligation, other than that imposed by law, to make any revisions to the forward-looking statements contained in this filing or to update them to reflect circumstances occurring after the date of this filing.

This discussion should be read in conjunction with the condensed financial statements and notes presented in this Quarterly Report on Form 10-Q and the financial statements and notes in the last filed Annual Report on Form 10-K filed for the period ended January 31, 2013 for a full understanding of Mesabi Trust’s financial position and results of operations for the three month period ended April 30, 2013.

Background

Mesabi Trust (“Mesabi Trust” or the “Trust”), formed pursuant to an Agreement of Trust dated July 18, 1961 (the “Agreement of Trust”), is a trust organized under the laws of the State of New York.  Mesabi Trust holds all of the interests formerly owned by Mesabi Iron Company (“MIC”), including all right, title and interest in the Amendment of Assignment, Assumption and Further Assignment of Peters Lease (the “Amended Assignment of Peters Lease”), the Amendment of Assignment, Assumption and Further Assignment of Cloquet Lease (the “Amended Assignment of Cloquet Lease” and together with the Amended Assignment of Peters Lease, the “Amended Assignment Agreements”), the beneficial interest in a trust organized under the laws of the State of Minnesota to administer the Mesabi Fee Lands (as defined below) as the trust corpus in compliance with the laws of the State of Minnesota on July 18, 1961 (the “Mesabi Land Trust”) and all other assets and property identified in the Agreement of Trust. The Amended Assignment of Peters Lease relates to an Indenture made as of April 30, 1915 among East Mesaba Iron Company (“East Mesaba”), Dunka River Iron Company (“Dunka River”) and Claude W. Peters (the “Peters Lease”) and the Amended Assignment of Cloquet Lease relates to an Indenture made May 1, 1916 between Cloquet Lumber Company and Claude W. Peters (the “Cloquet Lease”).

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

The Trustees do not intend to expand their responsibilities beyond those permitted or required by the Agreement of Trust, the Amendment to the Agreement of Trust dated October 25, 1982 (the “Amendment”), and those required under applicable law.  Mesabi Trust has no employees, but it engages independent consultants to assist the Trustees in, among other things, monitoring the volume and sales prices of iron ore products shipped from Silver Bay, Minnesota, based on information supplied to the Trustees by Northshore, the lessee/operator of the lands leased under the Peters Lease and Cloquet Lease (the “Peters Lease Lands” and “Cloquet Lease Lands,” respectively) and the 20% fee interest of certain lands that are particularly described in, and subject to a mining lease under, the Peters Lease (the “Mesabi Fee Lands,” and together with the Peters Lease Lands and Cloquet Lease Lands, the “Mesabi Trust lands”), and its parent company Cliffs Natural Resources Inc. (“Cliffs”).  References to Northshore in this quarterly report, unless the context requires otherwise, are applicable to Cliffs as well.

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

•                                          Royalty bonuses.  The Trust earns royalty bonuses when iron ore products shipped from Silver Bay are sold at prices above a threshold price per ton.  The royalty bonus is based on a percentage of the gross proceeds of product shipped from Silver Bay and sold at prices above a threshold price.  The threshold price is adjusted (but not below $30.00 per ton) on an annual basis for inflation and deflation (the “Adjusted Threshold Price”).  The Adjusted Threshold Price was $50.65 per ton for calendar year 2012 and is $51.55 per ton for calendar year 2013.  The royalty bonus percentage ranges from 1/2 of 1% of the gross proceeds (on all tonnage shipped for sale at prices between the Adjusted Threshold Price and $2.00 above the Adjusted Threshold Price) to 3% of the gross proceeds (on all tonnage shipped for sale at prices $10.00 or more above the Adjusted Threshold Price).  Royalty bonuses are subject to price adjustments under the Cliffs Pellet Agreements and, as described elsewhere in this report, such adjustments may be positive or negative.

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

•                                          Minimum advance royalties.  Northshore’s obligation to pay base overriding royalties and royalty bonuses with respect to the sale of iron ore products generally accrues upon the shipment of those products from Silver Bay.  However, regardless of whether any shipment has occurred, under the terms of the Amended Assignment Agreements, Northshore is obligated to pay to the Trust a minimum advance royalty.  Each year, the amount of the minimum advance royalty is adjusted (but not below $500,000 per annum) for inflation and deflation in accordance with the Amended Assignment Agreements.  The minimum advance royalty was $844,452 for calendar year 2012 and is $859,429 for calendar year 2013.  Until overriding royalties (and royalty bonuses, if any) for a particular year equal or exceed the minimum advance royalty for the year, Northshore must make quarterly payments of up to 25% of the minimum advance royalty for the year.  Because minimum advance royalties are essentially prepayments of base overriding royalties and royalty bonuses earned each year, any minimum advance royalties paid in a fiscal quarter are recouped by credits against base overriding royalties and royalty bonuses earned in later fiscal quarters during the year.

Under the relevant documents, Northshore may mine and ship iron ore products from lands other than Mesabi Trust lands.  Northshore is obligated to make quarterly royalty payments to the Trust in January, April, July and October of each year based on shipments of iron ore products from Silver Bay, Minnesota during each calendar quarter.  In the case of base overriding royalties and royalty bonuses, these quarterly royalty payments are to be made whether or not the related proceeds of sale have been received by Northshore by the time such payments become due.  Northshore alone determines whether to mine off Trust and/or such other lands, based on its current mining and engineering plan.  The Trustees do not exert any influence over mining operational decisions.  To encourage the mining of iron ore products from Mesabi Trust lands, Mesabi Trust receives royalties, in part, based on the greater of the following two methods of calculating royalty payments (i) the aggregate quantity of iron ore products shipped that were produced using iron ore mined from Mesabi Trust lands, and (ii) a portion of the aggregate quantity of all iron ore products shipped from Silver Bay that were mined from any lands, such portion being 90% of the first four million tons shipped from Silver Bay during the calendar year, 85% of the next two million tons shipped during the calendar year, and 25% of all tonnage shipped from Silver Bay during such year in excess of six million tons.  The royalty percentage paid to the Trust increases as the aggregate tonnage of iron ore products shipped, attributable to the Trust, in any calendar year increases past each of the first four one-million ton volume thresholds.  Assuming a consistent sales price per ton throughout a calendar year, shipments of iron ore product attributable to the Trust later in the year generate a higher royalty to the Trust, as total shipments for the year exceed increasing levels of royalty percentages and pass each of the first four one-million ton volume thresholds.

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

Results of Operations

Comparison of Iron Ore Pellet Production and Shipments for the Three Months Ended April 30, 2013 and April 30, 2012

As shown in the table below, production of iron ore pellets at Northshore from Mesabi Trust lands during the fiscal quarter ended April 30, 2013 totaled 933,437 tons, and actual shipments over the same period totaled 568,548 tons.  By comparison, actual pellet production and actual shipments for the comparable prior period were 1,399,462 tons and 689,443 tons, respectively.  The decreases in production and shipments at Northshore, as compared to the prior comparable period, is the result of decreases in anticipated demand and actual orders from Cliffs’ customers.

Fiscal Quarter Ended	Pellets Produced from Trust Lands (tons)	Pellets Shipped from Trust Lands (tons)
April 30, 2013	933,437	568,548
April 30, 2012	1,399,462	689,443

Comparison of Royalty Income for the Three Months Ended April 30, 2013 and April 30, 2012

Total royalty income for the current quarter decreased $1,164,704 to $2,528,417, as compared to the three months ended April 30, 2012.  The decrease in total royalty income is due to lower average sales prices per ton of iron ore pellets sold and a decrease in the total volume of iron ore pellets shipped during the three months ended April 30, 2013, each as compared to the three months ended April 30, 2012.

The table below shows that the base overriding royalties, the bonus royalties, and the fee royalties decreased $529,106, $571,122, and $64,476 respectively, for the three months ended April 30, 2013, as compared to the three months ended April 30, 2012.  The decreases in the base overriding royalties and the bonus royalties are both attributable to lower sales prices per ton of iron ore pellets and the decrease in the volume of tons shipped during the three months ended April 30, 2013, each as compared to the three months ended April 30, 2012.  The decrease in the fee royalty amount is due to a decrease in the amount of ore mined under the Peters Lease.

The table below summarizes the components of Mesabi Trust’s royalty income for the three months ended April 30, 2013 and April 30, 2012, respectively:

	Three Months Ended April 30,
	2013	2012
Base overriding royalties	$1,061,633	$1,590,739
Bonus royalties	1,312,360	1,883,482
Minimum advance royalty paid (recouped)	—	—
Fee royalties	154,424	218,900
Total royalty income	$2,528,417	$3,693,121

Comparison of Income, Expenses and Distributions for the Three Months Ended April 30, 2013 and April 30, 2012

Net income for the three months ended April 30, 2013 was $2,202,389, a decrease of $1,167,503 compared to the three months ended April 30, 2012.  As with the decrease in total royalty income, the decrease in net income for the quarter ended April 30, 2013 is the result of lower average sales prices per ton of iron ore pellets sold and a decrease in the total volume of iron ore pellets shipped during the three months ended April 30, 2013, each as compared to the three months ended April 30, 2012.  The Trust’s expenses for the three months ended April 30, 2013 were $326,418, an increase of $2,864 compared to the Trust’s expenses for the three month period ended April 30, 2012.  The table below summarizes the Trust’s income and expenses for the three months ended April 30, 2013 and April 30, 2012, respectively.

	Three Months Ended April 30,
	2013	2012
Total Royalty Income	$2,528,417	$3,693,121
Interest Income	390	325
Gross Income	2,528,807	3,693,446
Expenses	326,418	323,554
Net income	$2,202,389	$3,369,892

As presented on the Trust’s Condensed Statements of Income on page 2 of this quarterly report, the Trust’s net income per unit decreased $0.089 to $0.1679 for the three months ended April 30, 2013, as compared to the three months ended April 30, 2012.  Distributions declared per unit increased $0.015 from $0.065 for the three months ended April 30, 2012 to $0.08 for the three months ended April 30,

2013.  The $0.015 per unit increase over the same period last year is primarily attributable to a reduction in the amount of negative price adjustments to royalties previously received by the Trust.

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

Comparison of Unallocated Reserve as of April 30, 2013, April 30, 2012 and January 31, 2013

As set forth in the table below, Unallocated Reserve, which is comprised of accrued income receivable, unallocated cash and U.S. Government securities for potential fixed or contingent future liabilities, and prepaid expenses and accrued expenses, decreased from $3,548,599 as of April 30, 2012 to $2,335,010 as of April 30, 2013.  The decrease in the Unallocated Reserve as of April 30, 2013, as compared to April 30, 2012, is primarily the result of a decrease in the Trust’s accrued income receivable.  The accrued income receivable portion of the Unallocated Reserve decreased from $2,915,527 as of April 30, 2012 to $1,599,406 as of April 30, 2013.  The decrease in the accrued income receivable portion of the Unallocated Reserve is the result of a reduction in shipments and lower average sales prices per ton on pellets shipped in the month of April 2013, as compared to April 2012.  The increase in the unallocated cash and U.S. Government securities for potential fixed or contingent future liabilities is due to the Trustees’ decision to add additional reserves to the Trust’s unallocated cash and U.S. Government securities for unexpected losses.

	Three Months Ended April 30,
	2013	2012
Accrued Income Receivable	$1,599,406	$2,915,527
Unallocated Cash and U.S. Government Securities	818,866	700,155
Prepaid Expenses and Accrued Expenses (net)	(83,262)	(67,083)
Unallocated Reserve	$2,335,010	$3,548,599

The Trust does not currently have any deferred royalty revenue liability. It is possible that future negative price adjustments could offset, or even eliminate, future royalties or royalty income that would otherwise be payable to the Trust in any particular quarter, or at year end, thereby potentially reducing cash available for distribution to the Trust’s Unitholders in future quarters.  See the discussion under the heading “Risk Factors” beginning on page 3 of the Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 2013.

The Trust’s Unallocated Reserve as of April 30, 2013 increased $1,152,788, as compared to the fiscal year ended January 31, 2013.  The increase in the Unallocated Reserve is due primarily to an increase in the accrued income receivable.  At January 31, 2013, the Unallocated Reserve consisted of $944,526 in unallocated cash and U.S. Government securities and $218,053 of accrued income receivable, as compared to $818,866 of unallocated cash and U.S. Government securities and $1,599,406 of accrued income receivable as of April 30, 2013.

The Trustees have determined that the unallocated cash and U.S. Government securities portion of the Unallocated Reserve should be maintained at a prudent level, usually within the range of $500,000 to $1,000,000, to meet present or future liabilities of the Trust.  Although the actual amount of the Unallocated Reserve will fluctuate from time to time and may increase or decrease from its current level, it is currently intended that future distributions will be highly dependent upon royalty income as it is received and the level of Trust expenses.  The amount of future royalty income available for distribution will be subject to the volume of iron ore product shipments and the dollar level of sales by Northshore.  Shipping activity is greatly reduced during the winter months. Economic conditions, particularly those affecting the steel industry, may adversely affect the amount and timing of such future shipments and sales.  The Trustees will continue to monitor the economic circumstances of the Trust to strike a responsible balance between distributions to Unitholders and the need to maintain adequate reserves at a prudent level, given the unpredictable nature of the iron ore industry, the Trust’s dependence on the actions of the lessee/operator, and the fact that the Trust essentially has no other liquid assets.

Recent Developments

On April 25, 2013, Cliffs announced that it was ready to produce a new kind of iron ore pellet in Minnesota that could potentially open new markets. In its press release, Cliffs stated that it successfully completed a two-week, full-scale production test of direct reduced iron-grade pellets at its Silver Bay plant in March. According to the press release, the new kind of pellets are low in silica, which makes them suitable for feed for a DRI plant.  Then the reduced pellets can be used for making steel in smaller electric arc furnaces, known as mini-mills. Standard taconite pellets from the taconite mines in northeastern Minnesota have historically fed big traditional blast furnaces around the Great Lakes. The Trustees are not able to predict when production of such new pellets might commence nor whether such production would be located at Northshore’s Silver Bay facility, and Cliffs did not provide any such forecasts.

As previously reported, two of the four production lines at Northshore were idled beginning January 5, 2013 through the end of the Trust’s first fiscal quarter ended April 30, 2013. The Trustees have not been informed of, and are not able to predict, when these production lines will resume operation.

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

Neither Mesabi Trust nor the Trustees have any control over the operations and activities of Northshore, except within the framework of the Amended Assignment Agreements.  Cliffs alone controls (i) historical operating data, including iron ore production volumes, marketing of iron ore products, operating and capital expenditures as they relate to Northshore, environmental and other liabilities and the effects of regulatory changes; (ii) plans for Northshore’s future operating and capital expenditures; (iii) geological data relating to ore reserves; (iv) projected production of iron ore products; (v) contracts between Cliffs and Northshore with their customers; and (vi) the decision to mine off Mesabi Trust and/or state lands based on Cliffs’ current mining and engineering plan.  The Trustees do not exert any influence over mining operational decisions at Northshore, nor do the Trustees provide any input regarding the ore reserve estimated at Northshore as reported by Cliffs.  While the Trustees request material information for use in periodic reports as part of their evaluation of Mesabi Trust’s disclosure controls and procedures, the Trustees do not control this information and they rely on the information in Cliffs’ periodic and current filings with the SEC to provide accurate and timely information in Mesabi Trust’s reports filed with the SEC.

In accordance with the Agreement of Trust and the Amendment, the Trustees are entitled to, and in fact do, rely upon certain experts in good faith, including (i) the independent consultants with respect to monthly production and shipment reports, which include figures on crude ore production and iron ore pellet shipments, and discussions concerning the condition and accuracy of the scales and plans regarding the development of Mesabi Trust’s mining property; and (ii) the accounting firm they have contracted with for non-audit services, including reviews of financial data related to shipping and sales reports provided by Northshore and a review of the schedule of leasehold royalties payable to Mesabi Trust.  For a discussion of additional factors, including but not limited to those that could adversely affect Mesabi Trust’s actual results and performance, see “Risk Factors” set forth on pages 3 through 8 of Mesabi Trust’s Annual Report on Form 10-K for the year-ended January 31, 2013.

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

Effects of Securities Regulation

The Trust is a publicly-traded trust with Units of Beneficial Interest that are listed on the New York Stock Exchange (“NYSE”) and is therefore subject to extensive regulations under, among others, the Securities Act of 1933, the Securities Exchange Act of 1934, the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and the rules and regulations of the NYSE, each as amended.  Issuers failing to comply with such regulations risk serious consequences, including criminal as well as civil and administrative penalties.  In most instances, these laws, rules and regulations do not specifically address their applicability to publicly-traded trusts such as Mesabi Trust.  In particular, Sarbanes-Oxley and the Dodd-Frank Wall Street Reform and Consumer Protection Act have mandated the adoption by the Securities and Exchange Commission (the “SEC”) and, in some instances, the NYSE of certain rules and regulations that are impossible for the Trust to satisfy because of its nature as a pass-through trust that has no officers or employees.  Pursuant to NYSE rules currently in effect the Trust is exempt from many of the corporate governance requirements that apply to publicly traded corporations listed on the NYSE.  The Trust does not have, nor does the Agreement of Trust provide for, a board of directors, an audit committee, a corporate governance committee or a compensation committee.  The Trustees intend to closely monitor the SEC’s and the NYSE’s rulemaking activity and will attempt to comply with such rules and regulations where applicable.

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

The Trust did not have any changes in critical accounting policies or in significant accounting estimates during the three months ended April 30, 2013.  For a complete description of the Trust’s significant accounting policies, please see Note 2 to the financial statements included in the Trust’s Annual Report on Form 10-K for the year ended January 31, 2013.

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

PART II - OTHER INFORMATION

Item 1A.                                                Risk Factors

There have been no material changes in the Trust’s risk factors as described in “Risk Factors” set forth on pages 3 through 8 of Mesabi Trust’s Annual Report on Form 10-K for the year-ended January 31, 2013.

Item 5.                                                         Other Information

Mine Safety and Health Administration Safety Data.  Pursuant to §1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, Cliffs started reporting information related to certain mine safety results at Northshore.  This information is available in Part II, Item 4 of Cliffs’ Form 10-Q filed April 25, 2013.

Item 6.                                                         Exhibits

31	Certification of Corporate Trustee of Mesabi Trust pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Corporate Trustee of Mesabi Trust pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Report of Baker Tilly Virchow Krause, LLP, dated June 5, 2013 regarding its review of the un-audited interim financial statements of Mesabi Trust as of and for the quarter ended April 30, 2013.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

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

MESABI TRUST
(Registrant)

	By:	DEUTSCHE BANK TRUST COMPANY
AMERICAS
Corporate Trustee
Principal Administrative Officer and duly authorized signatory:*

	By:	Deutsche Bank National Trust Company

Date: June 5, 2013		By:	/s/ Jeffrey Schoenfeld
Name: Jeffrey Schoenfeld
Title: Assistant Vice President

*                                         There are no principal executive officers or principal financial officers of the registrant.