Form 10-Q
period 2013-07-31
MESABI TRUST
filed 2013-09-06
CIK 65172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2013

or

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

(615) 271-2520

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

As of September 3, 2013, there were 13,120,010 Units of Beneficial Interest in Mesabi Trust outstanding.

PART I - FINANCIAL INFORMATION

Item 1.                   Financial Statements.  (Note 1)

Mesabi Trust

Condensed Statements of Income

Three and Six Months Ended July 31, 2013 and 2012

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2013	2012	2013	2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
A. Condensed Statements of Income

Revenues
Royalty income	$7,834,425	$11,059,872	$10,362,842	$14,752,993
Interest income	290	352	680	677
Total revenues	7,834,715	11,060,224	10,363,522	14,753,670

Expenses	209,935	186,938	536,353	510,492

Net income	$7,624,780	$10,873,286	$9,827,169	$14,243,178

Number of units outstanding	13,120,010	13,120,010	13,120,010	13,120,010

Net income per unit (Note 2)	$0.5812	$0.8288	$0.7490	$1.0856

Distributions declared per unit (Note 3)	$0.4600	$0.6400	$0.5400	$0.7050

See Notes to Condensed Financial Statements.

Mesabi Trust

Condensed Balance Sheets

July 31, 2013 and January 31, 2013

	July 31, 2013	January 31, 2013
	(unaudited)
B. Condensed Balance Sheets

Assets

Cash and cash equivalents	$6,213,766	$6,727,461

U.S. Government securities, at amortized cost (which approximates market)	460,918	438,815

Accrued income receivable	3,237,094	218,053
Prepaid expenses	17,721	56,573
Current assets	9,929,499	7,440,902

U.S. Government securities, at amortized cost (which approximates market)	82,320	205,055

Fixed property, including intangibles, at nominal values

Amended Assignment of Peters Lease	1	1

Assignment of Cloquet Lease	1	1

Certificate of beneficial interest for 13,120,010 units of land trust	1	1
	3	3

Total assets	$10,011,822	$7,645,960

Liabilities, Unallocated Reserve and Trust Corpus

Liabilities
Distribution payable	$6,035,205	$6,428,805
Accrued expenses	52,029	34,930
Total liabilities	6,087,234	6,463,735

Unallocated Reserve (Note 4)	3,924,585	1,182,222
Trust Corpus	3	3

Total Liabilities, unallocated reserve and trust corpus	$10,011,822	$7,645,960

See Notes to Condensed Financial Statements.

Mesabi Trust

Condensed Statements of Cash Flows

Six Months Ended July 31, 2013 and 2012

	Six Months Ended
	July 31,
	2013	2012
	(unaudited)	(unaudited)
C. Condensed Statements of Cash Flows

Cash flows from operating activities
Royalties received	$7,343,708	$10,024,088
Interest received	773	700
Expenses paid	(480,402)	(521,347)

Net cash provided by operating activities	6,864,079	9,503,441

Cash flows from investing activities
Maturities of U.S. Government securities	83,000	35,000
Sales of U.S. Government securities	100,012	—
Purchases of U.S. Government securities	(82,380)	(105,085)

Net cash provided by (used for) investing activities	100,632	(70,085)

Cash flows used for financing activities
Distributions to Unitholders	(7,478,406)	(10,824,009)

Net change in cash and cash equivalents	(513,695)	(1,390,653)

Cash and cash equivalents, beginning of year	6,727,461	10,253,474

Cash and cash equivalents, end of period	$6,213,766	$8,862,821

Reconciliation of net income to net cash provided by operating activities

Net income	$9,827,169	$14,243,178
Increase in accrued income receivable	(3,019,041)	(4,728,882)
Decrease in prepaid expenses	38,852	37,838
Increase (decrease) in accrued expenses	17,099	(48,693)

Net cash provided by operating activities	$6,864,079	$9,503,441

Non Cash Financing Activity

Distributions declared	$6,035,205	$8,396,806

See Notes to Condensed Financial Statements.

Mesabi Trust

Notes to Condensed Financial Statements

July 31, 2013 (Unaudited)

Note 1.                           The financial statements included herein have been prepared without audit (except for the balance sheet at January 31, 2013) in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  In the opinion of the Trustees, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the results of operations for the three months and six months ended July 31, 2013 and 2012, (b) the financial position at July 31, 2013 and (c) the cash flows for the six months ended July 31, 2013 and 2012, have been made.  For further information, refer to the financial statements and footnotes included in Mesabi Trust’s Annual Report on Form 10-K for the year ended January 31, 2013.

Note 2.                           Net income per unit includes accrued income receivable.  For the three months ended July 31, 2013 the Trust recorded $3,237,094 of accrued income receivable as reflected on the Condensed Balance Sheet as of July 31, 2013 (unaudited).  Accrued income receivable is accounted for and reported for the Trust’s second fiscal quarter based on shipments during the month of July, even though such accrued income receivable is not available for distribution to Unitholders until the applicable royalties are actually received by the Trust.  Accrued income receivable also includes accruals for anticipated pricing adjustments, which can be positive or negative.   Net income per unit is based on 13,120,010 units outstanding during the period.

Note 3.                           The Trust declares distributions (if any) each year in April, July, October and January.  Distributions are declared after receiving notification from Northshore Mining Company (“Northshore”) as to the amount of royalties expected to be paid to the Trust in cash based on shipments through the end of each calendar quarter.  The Trust’s financial statements are prepared on an accrual basis and present the Trust’s results of operations based on each fiscal quarter which ends one month after the close of each calendar quarter.  Because distributions, if any, are declared based on the royalty payment that is payable as of the end of each calendar quarter and the Trust’s Net Income is calculated as of the end of each fiscal quarter, the distributions declared by the Trust are not equivalent to the Trust’s Net Income during the periods reported in this quarterly report on Form 10-Q.

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

As of July 31, 2013 and January 31, 2013, the unallocated cash and U.S. Government securities portion of the Trust’s Unallocated Reserve was comprised of the following components:

Note 4. (continued)

	July 31, 2013
	(unaudited)	January 31, 2013
Cash and U.S. Government securities	$6,757,004	$7,371,331
Distribution payable	6,035,205	6,428,805

Unallocated cash and U.S. Government securities	$721,799	$942,526

A reconciliation of the Trust’s Unallocated Reserve from January 31, 2013 to July 31, 2013 is as follows:

Unallocated Reserve, January 31, 2013	$1,182,222

Net income, six months ended July 31, 2013	9,827,169
Distributions declared	(7,084,806)

Unallocated Reserve, July 31, 2013	$3,924,585

Item 2.         Trustees’ Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Certain information included in this Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934.  All such forward-looking statements, including those statements regarding estimation of iron ore pellet production, shipments and pricing, are based on information from the lessee/operator (and its parent corporation) of the mine located on the lands owned and held in trust for the benefit of the holders of units of beneficial interest of Mesabi Trust.  These statements may be identified by the use of forward-looking words, such as “may,” “will,” “could,” “project,” “predict,” “intend,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “should,” “assume,” “forecast” and other similar words.  Such forward-looking statements are inherently subject to known and unknown risks and uncertainties.  Actual results and future developments could differ materially from the results or developments expressed in or implied by these forward-looking statements.  These risks and uncertainties include, but are not limited to, volatility of iron ore and steel prices, market supply and demand, competition, environmental hazards, health and safety conditions, regulation or government action, litigation and uncertainties about estimates of reserves.  Further, substantial portions of royalties earned by Mesabi Trust are based on estimated prices that are subject to interim and final adjustments, which can be positive or negative, and are dependent in part on multiple price and inflation index factors under agreements to which Mesabi Trust is not a party and that are not known until after the end of a contract year.  It is possible that future negative price adjustments could partially or even completely offset royalties or royalty income that would otherwise be payable to the Trust in any particular quarter, or at year-end, thereby potentially reducing cash available for distribution to the Trust’s Unitholders in future quarters.  For a discussion of the factors, including without limitation, those that could materially and adversely affect Mesabi Trust’s actual results and performance, see “Risk Factors” set forth on pages 3 through 8 of Mesabi Trust’s Annual Report on Form 10-K for the year ended January 31, 2013, as updated by Part II, Item 1A of this Quarterly Report on Form 10-Q.  Mesabi Trust undertakes no obligation, other than that imposed by law, to make any revisions to the forward-looking statements contained in this filing or to update them to reflect circumstances occurring after the date of this filing.

This discussion should be read in conjunction with the condensed financial statements and notes presented in this Quarterly Report on Form 10-Q and the financial statements and notes in the last filed Annual Report on Form 10-K filed for the period ended January 31, 2013 for a full understanding of Mesabi Trust’s financial position and results of operations for the six month period ended July 31, 2013.

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

•                  Royalty bonuses.  The Trust earns royalty bonuses when iron ore products shipped from Silver Bay are sold at prices above a threshold price per ton.  The royalty bonus is based on a percentage of the gross proceeds of product shipped from Silver Bay and sold at prices above a threshold price.  The threshold price is adjusted (but not below $30.00 per ton) on an annual basis for inflation and deflation (the “Adjusted Threshold Price”).  The Adjusted Threshold Price was $50.65 per ton for calendar year 2012 and is $51.55 per ton for calendar year 2013.  The royalty bonus percentage ranges from 1/2 of 1% of the gross proceeds (on all tonnage shipped for sale at prices between the Adjusted Threshold Price and $2.00 above the Adjusted Threshold Price) to 3% of the gross proceeds (on all iron ore tonnage shipped for sale at prices $10.00 or more above the Adjusted Threshold Price).  Royalty bonuses are subject to price adjustments under the Cliffs Pellet Agreements and, as described elsewhere in this report, such adjustments may be positive or negative.

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

Under the relevant documents, Northshore may mine and ship iron ore products from lands other than Mesabi Trust lands.  Northshore is obligated to make quarterly royalty payments to the Trust in January, April, July and October of each year based on shipments of iron ore products from Silver Bay, Minnesota during each calendar quarter.  In the case of base overriding royalties and royalty bonuses, these quarterly royalty payments are to be made whether or not the related proceeds of sale have been received by Northshore by the time such payments become due.  Northshore alone determines whether to mine off Trust and/or such other lands, based on its current mining and engineering plan.  The Trustees do not exert any influence over mining operational decisions.  To encourage the mining of iron ore products from Mesabi Trust lands, Mesabi Trust receives royalties, in part, based on the greater of the following two methods of calculating royalty payments, (i) the aggregate quantity of iron ore products shipped that were produced using iron ore mined from Mesabi Trust lands, and (ii) a portion of the aggregate quantity of all iron ore products shipped from Silver Bay that were mined from any lands, such portion being 90% of the first four million tons shipped from Silver Bay during the calendar year, 85% of the next two million tons shipped during the calendar year, and 25% of all tonnage shipped from Silver Bay during such year in excess of six million tons. The royalty percentage paid to the Trust increases as the aggregate tonnage of iron ore products shipped, attributable to the Trust, in any calendar year increases past each of the first four one-million ton volume thresholds.  Assuming a consistent sales price per ton throughout a calendar year, shipments of iron ore product attributable to the Trust later in the year generate a higher royalty to the Trust, as total shipments for the year exceed increasing levels of royalty percentages and pass each of the first four one-million ton volume thresholds.

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

Results of Operations

Comparison of Iron Ore Pellet Production and Shipments for the Three and Six Months Ended July 31, 2013 and July 31, 2012

As shown in the table below, production of iron ore pellets at Northshore from Mesabi Trust lands during the fiscal quarter ended July 31, 2013 totaled 928,983 tons, and shipments over the same period totaled 1,584,684 tons.  By comparison, pellet production and shipments for the comparable period in 2012 were 1,290,272 tons and 1,717,287 tons, respectively. The decreases in production and shipments at Northshore in 2013, as compared to those during the comparable period in 2012, are the result of decreases in anticipated demand and actual orders from Cliffs’ customers.

Fiscal Quarter Ended	Pellets Produced from Trust Lands (tons)	Pellets Shipped from Trust Lands (tons)
July 31, 2013	928,983	1,584,684
July 31, 2012	1,290,272	1,717,287

As shown in the table below, during the six months ended July 31, 2013, production of iron ore pellets at Northshore from Mesabi Trust lands totaled 1,862,420 tons, and shipments over the same period totaled 2,153,232 tons.  By comparison, pellet production and shipments for the comparable period in 2012 were 2,689,734 tons and 2,406,730 tons, respectively.   The decrease in shipments at Northshore for the six months ended July 31, 2013 is the result of decreases in orders from Cliffs’ customers.  For the six months ended July 31, 2013, approximately 89.8% of shipments from Silver Bay, Minnesota originated from Trust lands, whereas during the same period in 2012 approximately 94.2% of shipments originated from Trust lands.

Six Months Ended	Pellets Produced from Trust Lands (tons)	Pellets Shipped from Trust Lands (tons)
July 31, 2013	1,862,420	2,153,232
July 31, 2012	2,689,734	2,406,730

Comparison of Royalty Income for the Three and Six Months Ended July 31, 2013 and July 31, 2012

Total royalty income for the fiscal quarter ended July 31, 2013 decreased by $3,225,447 to $7,834,425, as compared to the fiscal quarter ended July 31, 2012.  The decrease in total royalty income is due to the lower average sales price per ton of iron ore pellets sold and the decrease in the total volume of iron ore pellets shipped during the three months ended July 31, 2013, each as compared to the three months ended July 31, 2012.

The table below shows that the base overriding royalties and the bonus royalties decreased by $1,953,592 and $1,194,958 respectively, for the three months ended July 31, 2013, as compared to the three months ended July 31, 2012. Fee royalties decreased by $76,897 over the same period. The decreases in the base overriding royalties and the bonus royalties are both attributable to lower sales prices per ton of iron ore pellets sold and the decrease in the volume of iron ore pellets shipped during the three months ended July 31, 2013, as compared to the three months ended July 31, 2012.

The table below summarizes the components of Mesabi Trust’s royalty income for the three months ended July 31, 2013 and July 31, 2012, respectively:

	Three Months Ended July 31,
	2013	2012
Base overriding royalties	$4,293,532	$6,247,124
Bonus royalties	3,401,057	4,596,015
Minimum advance royalties paid (recouped)	—	—
Fee royalties	139,836	216,733
Total royalty income	$7,834,425	$11,059,872

The Trust’s total royalty income for the six months ended July 31, 2013 decreased by $4,390,151 to $10,362,842 as compared to the six months ended July 31, 2012.  The decrease is the result of the lower average sales price per ton of iron ore pellets sold and the lower volume of iron ore pellets shipped.

The table below shows that the base overriding royalties, and the bonus royalties decreased by $2,482,697 and $1,766,081 to $5,355,166 and $4,713,416, respectively, and the fee royalties decreased by $141,373 to $294,260 for the six months ended July 31, 2013, from the comparable period in 2012.  The decreases in the base overriding royalties and the bonus royalties are attributable to the lower sales price per ton of iron ore pellets sold and the decrease in the volume of iron ore pellets shipped as compared to the six months ended July 31, 2012.

The table below summarizes the components of Mesabi Trust’s royalty income for the six months ended July 31, 2013 and July 31, 2012:

	Six Months Ended July 31,
	2013	2012
Base overriding royalties	$5,355,166	$7,837,863
Bonus royalties	4,713,416	6,479,497
Minimum advance royalties paid (recouped)	—	—
Fee royalties	294,260	435,633
Total royalty income	$10,362,842	$14,752,993

Comparison of Net Income, Expenses and Distributions for the Three and Six Months Ended July 31, 2013 and July 31, 2012

Net income for the fiscal quarter ended July 31, 2013 was $7,624,780, a decrease of $3,248,506 compared to the fiscal quarter ended July 31, 2012.  The decrease in net income for the fiscal quarter ended July 31, 2013 was the result of the lower average sales price per ton of iron ore pellets sold and the decrease in the total volume of iron ore pellets shipped.  The Trust’s expenses increased by $22,997 to $209,935 for the fiscal quarter ended July 31, 2013, as compared to the fiscal quarter ended July 31, 2012, as a result of a slight increase in legal fees.  The table below summarizes the Trust’s income and expenses for the fiscal quarter ended July 31, 2013 and July 31, 2012, respectively.

	Three Months Ended July 31,
	2013	2012
Total royalty income	$7,834,425	$11,059,872
Interest income	290	352
Total revenues	7,834,715	11,060,224
Expenses	209,935	186,938
Net income	$7,624,780	$10,873,286

Net income for the six months ended July 31, 2013 was $9,827,169, a decrease of $4,416,009 as compared to the six months ended July 31, 2012.  The decrease in net income for the six months ended July 31, 2013 was the result of the lower average sales price per ton of iron ore pellets sold and the decrease in the total volume of iron ore pellets shipped. The Trust’s expenses of $536,353 for the six months ended July 31, 2013 increased when compared with the Trust’s expenses for the six month period ended July 31, 2012. The primary factor resulting in the higher expenses was increased mining consultant fees. The table below summarizes the Trust’s income and expenses for the six months ended July 31, 2013 and July 31, 2012, respectively.

	Six Months Ended July 31,
	2013	2012
Total royalty income	$10,362,842	$14,752,993
Interest income	680	677
Total revenues	10,363,522	14,753,670
Expenses	536,353	510,492
Net income	$9,827,169	$14,243,178

As presented on the Trust’s Condensed Statements of Income on page 2 of this quarterly report, the Trust’s net income per unit decreased by $0.2476 per unit to $0.5812 per unit for the fiscal quarter ended July 31, 2013, as compared to that during the comparable period in 2012.  For the six months ended July 31, 2013, the Trust’s net income per unit decreased by $0.3366 per unit to $0.7490 per unit, as compared to that during the comparable period in 2012. On July 16, 2013, the Trust declared a distribution of $0.46 per unit payable to Unitholders of record on July 30, 2013.  Comparatively, the Trust declared a distribution of $0.64 per unit to Unitholders in July 2012.  During the six months ended July 31, 2013 and July 31, 2012, the Trust had declared total distributions per unit of $0.54 and $0.705, respectively.

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

Comparison of Unallocated Reserve as of July 31, 2013, July 31, 2012 and January 31, 2013

As set forth in the table below, Unallocated Reserve, which is comprised of accrued income receivable, unallocated cash and U.S. Government securities for potential fixed or contingent future liabilities, and prepaid expenses and accrued expenses decreased from $6,025,079 as of July 31, 2012 to $3,924,585 as of July 31, 2013.   The decrease in Unallocated Reserve as of July 31, 2013, as compared to July 31, 2012, is the result of a decrease in the Trust’s accrued income receivable. The decrease in the accrued income receivable portion of the Unallocated Reserve is the result of the reduction in shipments and lower sales prices per ton of iron ore pellets shipped for the month ended July 31, 2013, as compared to the month ended July 31, 2012. The decrease in the unallocated cash and U.S. Government securities for potential fixed or contingent future liabilities is due to the Trustee’s decision to reduce the Trust’s cash reserve in favor of distributions.

	July 31,
	2013	2012
Accrued Income Receivable	$3,237,094	$5,116,862
Unallocated Cash and U.S. Government Securities	721,799	1,009,916
Prepaid Expenses and (Accrued Expenses) Net	(34,308)	(101,699)
Unallocated Reserve	$3,924,585	$6,025,079

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

The Trust’s Unallocated Reserve as of July 31, 2013 increased by $2,742,363 to $3,924,585, as compared to the fiscal year ended January 31, 2013. The increase in the Unallocated Reserve is due primarily to an increase in the Trust’s accrued income receivable. As of July 31, 2013, the Trust’s Unallocated Reserve consisted of $721,799 of unallocated cash and U.S. Government securities and $3,237,094 of accrued income receivable.  At January 31, 2013, the Trust’s Unallocated Reserve consisted of $942,526 in unallocated cash and U.S. Government securities and $218,053 of accrued income receivable.

	July 31, 2013	January 31, 2013
Accrued Income Receivable	$3,237,094	$218,053
Unallocated Cash and U.S. Government Securities	721,799	942,526
Prepaid Expenses and (Accrued Expenses) Net	(34,308)	21,643
Unallocated Reserve	$3,924,585	$1,182,222

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

Recent Developments

As previously reported, two of the four production lines at Northshore were idled beginning January 5, 2013 through the end of the Trust’s second fiscal quarter ended July 31, 2013. The Trustees have not been informed of, and are not able to predict, when these production lines will resume operation.

Cliffs announced on June 13, 2013 that it entered into an agreement with Essar Steel Algoma Inc. (“Essar”) to extend the iron ore Pellet Sale and Purchase Agreement between the two companies to 2024 (the “Agreement”).  The previous agreement was expected to expire in 2016.  Such Agreement includes Essar’s minimum volume iron ore pellet purchases from Cliffs beyond 2016 and pricing for 2013 through 2024.  Northshore is a party to this Agreement.  Recent historical sales of iron ore products from Mesabi Trust lands under the previous agreement have been relatively low, and the Trustees have not been advised as to the volume of such iron ore products that would be expected to be sold, if any, under this Agreement in the future.

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

Neither Mesabi Trust nor the Trustees have any control over the operations and activities of Northshore, except within the framework of the Amended Assignment Agreements.  Cliffs alone controls (i) historical operating data, including iron ore production volumes, marketing of iron ore products, operating and capital expenditures as they relate to Northshore, environmental and other liabilities and the effects of regulatory changes; (ii) plans for Northshore’s future operating and capital expenditures; (iii) geological data relating to ore reserves (iv) projected production of iron ore products; (v) contracts between Cliffs and Northshore with their customers; and (vi) the decision to mine off Mesabi Trust and/or state lands, based on Cliffs’ current mining and engineering plan.  The Trustees do not exert any influence over mining operational decisions at Northshore, nor do the Trustees provide any input regarding the ore reserve estimated at Northshore as reported by Cliffs.  While the Trustees request material information from Cliffs and Northshore for use in periodic reports as part of their evaluation of Mesabi Trust’s disclosure controls and procedures, the Trustees do not control this information and they rely on this information provided by Cliffs and the information in Cliffs’ periodic and current filings with the SEC to provide accurate and timely information in Mesabi Trust’s reports filed with the SEC.

In accordance with the Agreement of Trust and the Amendment, the Trustees are entitled to, and in fact do, rely upon certain experts in good faith, including (i) the independent consultants with respect to monthly production and shipment reports, which include figures on crude ore production and iron ore pellet shipments, and discussions concerning the condition and accuracy of the scales and plans regarding the development of Mesabi Trust’s mining property; and (ii) the accounting firm they have contracted with for non-audit services, including reviews of financial data related to shipping and sales reports provided by Northshore and a review of the schedule of leasehold royalties payable to Mesabi Trust.  For a discussion of additional factors, including but not limited to those that could adversely affect Mesabi Trust’s actual results and performance, see “Risk Factors” set forth on pages 3 through 8 of Mesabi Trust’s Annual Report on Form 10-K for the year-ended January 31, 2013, as updated by Part II, Item 1A of this Quarterly Report on Form 10-Q.

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

The Trust did not have any changes in critical accounting policies or in significant accounting estimates during the three months ended July 31, 2013.  For a complete description of the Trust’s significant accounting policies, please see Note 2 to the financial statements included in the Trust’s Annual Report on Form 10-K for the year ended January 31, 2013.

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

Item 5.                                                         Other Information

Mine Safety and Health Administration Safety Data.  Pursuant to §1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, Cliffs started reporting information related to certain mine safety results at Northshore.  This information is available in Part II, Item 4 of Cliffs’ Form 10-Q filed July 26, 2013.

Item 6.                   Exhibits.

31	Certification of Corporate Trustee of Mesabi Trust pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Corporate Trustee of Mesabi Trust pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1

Report of Baker Tilly Virchow Krause, LLP, dated September 6, 2013 regarding its review of the unaudited interim financial statements of Mesabi Trust as of and for the three and six months ended July 31, 2013.

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

MESABI TRUST
(Registrant)

	By:	DEUTSCHE BANK TRUST COMPANY AMERICAS
Corporate Trustee
Principal Administrative Officer and duly authorized signatory:*

	By:	DEUTSCHE BANK NATIONAL TRUST COMPANY

September 6, 2013		By:	/s/ Jeffrey Schoenfeld
Name: Jeffrey Schoenfeld*
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

99.1

Report of Baker Tilly Virchow Krause, LLP, dated September 6, 2013 regarding its review of the unaudited interim financial statements of Mesabi Trust as of and for the three and six months ended July 31, 2013.

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