Form 10-Q
period 2013-10-31
MESABI TRUST
filed 2013-12-06
CIK 65172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2013

or

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

As of December 5, 2013, there were 13,120,010 Units of Beneficial Interest in Mesabi Trust outstanding.

PART I - FINANCIAL INFORMATION

Item 1.                   Financial Statements.  (Note 1)

Mesabi Trust

Condensed Statements of Income

Three and Nine Months Ended October 31, 2013 and 2012

		Three Months Ended		Nine Months Ended
		October 31,		October 31,
		2013	2012	2013	2012
		(unaudited)	(unaudited)	(unaudited)	(unaudited)
A.	Condensed Statements of Income

	Revenues
	Royalty income	$6,347,390	$11,814,026	$16,710,231	$26,567,019
	Interest income	238	394	918	1,071
	Total revenues	6,347,628	11,814,420	16,711,149	26,568,090

	Expenses	211,113	190,394	747,465	700,887

	Net income	$6,136,515	$11,624,026	$15,963,684	$25,867,203

	Number of units outstanding	13,120,010	13,120,010	13,120,010	13,120,010

	Net income per unit (Note 2)	$0.4677	$0.8860	$1.2167	$1.9716

	Distributions declared per unit (Note 3)	$0.5100	$1.1300	$1.0500	$1.8350

See Notes to Condensed Financial Statements.

Mesabi Trust

Condensed Balance Sheets

October 31, 2013 and January 31, 2013

		October 31, 2013	January 31, 2013
		(unaudited)
B.	Condensed Balance Sheets

	Assets

	Cash and cash equivalents	$7,220,003	$6,727,461

	U.S. Government securities, at amortized cost (which approximates market)	303,918	438,815

	Accrued income receivable	2,408,422	218,053
	Prepaid expenses	92,356	56,573
	Current assets	10,024,699	7,440,902

	U.S. Government securities, at amortized cost (which approximates market)	82,320	205,055

	Fixed property, including intangibles, at nominal values

	Amended Assignment of Peters Lease	1	1

	Assignment of Cloquet Lease	1	1

	Certificate of beneficial interest for 13,120,010 units of land trust	1	1
		3	3

		$10,107,022	$7,645,960

	Liabilities, Unallocated Reserve and Trust Corpus

	Liabilities
	Distribution payable	$6,691,205	$6,428,805
	Accrued expenses	45,919	34,930
	Total liabilities	6,737,124	6,463,735

	Unallocated Reserve (Note 4)	3,369,895	1,182,222
	Trust Corpus	3	3

	Total Liabilities, unallocated reserve and trust corpus	$10,107,022	$7,645,960

See Notes to Condensed Financial Statements.

Mesabi Trust

Condensed Statements of Cash Flows

Nine Months Ended October 31, 2013 and 2012

		Nine Months Ended
		October 31,
		2013	2012
		(unaudited)	(unaudited)
C.	Condensed Statements of Cash Flows

	Cash flows from operating activities
	Royalties received	$14,519,624	$25,004,610
	Interest received	1,156	1,269
	Expenses paid	(772,259)	(867,455)

	Net cash provided by operating activities	13,748,521	24,138,424

	Cash flows from investing activities
	Maturities of U.S. Government Securities	240,000	35,000
	Sale of U.S. Government Securities	100,012	—
	Purchases of U.S. Government Securities	(82,380)	(205,054)

	Net cash provided by (used for) investing activities	257,632	(170,054)

	Cash flows used for financing activities
	Distributions to Unitholders	(13,513,611)	(19,220,815)

	Net change in cash and cash equivalents	492,542	4,747,555

	Cash and cash equivalents, beginning of year	6,727,461	10,253,474

	Cash and cash equivalents, end of period	$7,220,003	$15,001,029

	Reconciliation of net income to net cash provided by operating activities

	Net income	$15,963,684	$25,867,203
	Increase in accrued income receivable	(2,190,369)	(1,562,211)
	Increase in prepaid expenses	(35,783)	(55,167)
	Increase in accrued expenses	10,989	(111,401)

	Net cash provided by operating activities	$13,748,521	$24,138,424

	Non Cash Financing Activity

	Distributions payable	$6,691,205	$14,825,611

See Notes to Condensed Financial Statements.

Mesabi Trust

Notes to Condensed Financial Statements

October 31, 2013 (Unaudited)

Note 1.                           The financial statements included herein have been prepared without audit (except for the balance sheet at January 31, 2013) in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  In the opinion of the Trustees, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the results of operations for the three months and nine months ended October 31, 2013 and 2012, (b) the financial position at October 31, 2013 and (c) the cash flows for the nine months ended October 31, 2013 and 2012, have been made.  For further information, refer to the financial statements and footnotes included in Mesabi Trust’s Annual Report on Form 10-K for the year ended January 31, 2013.

Note 2.                           Net income per unit includes accrued income receivable.  For the three months ended October 31, 2013, the Trust recorded $2,408,422 of accrued income receivable as reflected on the Condensed Balance Sheet as of October 31, 2013 (unaudited).  Accrued income receivable is accounted for and reported for the Trust’s third fiscal quarter based on shipments during the month of October, even though such accrued income receivable is not available for distribution to Unitholders until the applicable royalties are actually received by the Trust.  Accrued income receivable also includes accruals for anticipated pricing adjustments, which can be positive or negative.  Net income per unit is based on 13,120,010 units outstanding during the period.

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

As of October 31, 2013 and January 31, 2013, the unallocated cash and U.S. Government securities portion of the Trust’s Unallocated Reserve was comprised of the following components:

Note 4. (continued)

	October 31, 2013 (unaudited)	January 31, 2013
Cash and U.S. Government securities	$7,606,241	$7,371,331
Distribution payable	6,691,205	6,428,805

Unallocated cash and U.S. Government securities	$915,036	$942,526

A reconciliation of the Trust’s Unallocated Reserve from January 31, 2013 to October 31, 2013 is as follows:

Unallocated Reserve, January 31, 2013	$1,182,222

Net income, nine months ended October 31, 2013	15,963,684
Distributions declared	(13,776,011)

Unallocated Reserve, October 31, 2013	$3,369,895

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

This discussion should be read in conjunction with the condensed financial statements and notes presented in this Quarterly Report on Form 10-Q and the financial statements and notes in the last filed Annual Report on Form 10-K filed for the period ended January 31, 2013 for a full understanding of Mesabi Trust’s financial position and results of operations for the nine month period ended October 31, 2013.

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

Three types of royalties, as well as royalty bonuses, comprise the Trust’s leasehold royalty income:

•                  Base overriding royalties.  Base overriding royalties have historically constituted the majority of the Trust’s royalty income.  Base overriding royalties are determined by both the volume and selling price of iron ore products shipped.  Northshore is obligated to pay the Trust base overriding royalties in varying amounts, based on the volume of iron ore products shipped.  Base overriding royalties are calculated as a percentage of the gross proceeds of iron ore products produced at the Mesabi Trust lands (and to a limited extent other lands) and shipped from Silver Bay, Minnesota.  The percentage ranges from 2-1/2% of the gross proceeds for the first one million tons of iron ore products so shipped annually to 6% of the gross proceeds for all iron ore products in excess of 4 million tons so shipped annually.  Base overriding royalties are impacted by, among other things, price adjustments under the Cliffs Pellet Agreements and, as described elsewhere in this report, such adjustments may be positive or negative.

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

Results of Operations

Comparison of Iron Ore Pellet Production and Shipments for the Three and Nine Months Ended October 31, 2013 and October 31, 2012

As shown in the table below, production of iron ore pellets at Northshore from Mesabi Trust lands during the fiscal quarter ended October 31, 2013 totaled 1,007,901 tons, and shipments over the same period totaled 1,085,225 tons.  By comparison, pellet production and shipments for the comparable period in 2012 were 1,485,026 tons and 1,991,952 tons, respectively. The decreases in production and shipments at Northshore in 2013, as compared to those during the comparable period in 2012, are the result of decreases in anticipated demand and actual orders from Cliffs’ customers.

Fiscal Quarter Ended	Pellets Produced from Mesabi Trust Lands (tons)	Pellets Shipped from Mesabi Trust Lands (tons)
October 31, 2013	1,007,901	1,085,225
October 31, 2012	1,485,026	1,991,952

As shown in the table below, during the nine months ended October 31, 2013, production of iron ore pellets at Northshore from Mesabi Trust lands totaled 2,870,321 tons, and shipments over the same period totaled 3,238,457 tons.  By comparison, pellet production and shipments for the comparable period in 2012 were 4,174,760 tons and 4,398,683 tons, respectively.  The decreases in shipments at Northshore for the nine months ended October 31, 2013 is the result of decreases in orders from Cliffs’ customers. For the nine months ended October 31, 2013, approximately 93.0% of shipments from Silver Bay, Minnesota originated from Mesabi Trust lands, whereas during the same period in 2012 approximately 96.7% of shipments originated from Mesabi Trust lands.

Nine Months Ended	Pellets Produced from Mesabi Trust Lands (tons)	Pellets Shipped from Mesabi Trust Lands (tons)
October 31, 2013	2,870,321	3,238,457
October 31, 2012	4,174,760	4,398,683

Comparison of Royalty Income for the Three and Nine Months Ended October 31, 2013 and October 31, 2012

The Trust’s total royalty income for the fiscal quarter ended October 31, 2013 decreased by $5,466,636 to $6,347,390, as compared to the fiscal quarter ended October 31, 2012.  The decrease in total royalty income is due to the lower average sales price per ton of iron ore pellets sold and the decrease in the total volume of iron ore pellets shipped during the three months ended October 31, 2013, each as compared to the three months ended October 31, 2012.

The table below shows that the base overriding royalties and the bonus royalties decreased by $3,557,381 and $1,776,435, respectively, for the three months ended October 31, 2013, as compared to the three months ended October 31, 2012. Fee royalties decreased by $132,820 over the same period. The decreases in the base overriding royalties and the bonus royalties are both attributable to the lower average sales price per ton of iron ore pellets sold and the decrease in the total volume of iron ore pellets shipped during the three months ended October 31, 2013, as compared to the three months ended October 31, 2012.

The table below summarizes the components of Mesabi Trust’s royalty income for the three months ended October 31, 2013 and October 31, 2012, respectively:

	Three Months Ended October 31,
	2013	2012
Base overriding royalties	$4,138,637	$7,696,018
Bonus royalties	2,114,465	3,890,900
Minimum advance royalties paid (recouped)	—	—
Fee royalties	94,288	227,108
Total royalty income	$6,347,390	$11,814,026

The Trust’s total royalty income for the nine months ended October 31, 2013 decreased by $9,856,788 to $16,710,231 as compared to the nine months ended October 31, 2012.  The decrease in total royalty income is the result of the lower average sales price per ton of iron ore pellets sold and the lower volume of iron ore pellets shipped during the nine months ended October 31, 2013, each as compared to the nine months ended October 31, 2012.

The table below shows that the base overriding royalties and the bonus royalties decreased by $6,040,077 and $3,542,516 to $9,493,803 and $6,827,881, respectively, and the fee royalties decreased by $274,195 to $388,547 for the nine months ended October 31, 2013, from the comparable period in 2012.  The decreases in the base overriding royalties and the bonus royalties are attributable to the lower average sales price per ton of iron ore pellets sold and the lower volume of iron ore pellets shipped, each as compared to the nine months ended October 31, 2012.

The table below summarizes the components of Mesabi Trust’s royalty income for the nine months ended October 31, 2013 and October 31, 2012:

	Nine Months Ended October 31,
	2013	2012
Base overriding royalties	$9,493,803	$15,533,880
Bonus royalties	6,827,881	10,370,397
Minimum advance royalties paid (recouped)	—	—
Fee royalties	388,547	662,742
Total royalty income	$16,710,231	$26,567,019

Comparison of Net Income, Expenses and Distributions for the Three and Nine Months Ended October 31, 2013 and October 31, 2012

Net income for the fiscal quarter ended October 31, 2013 was $6,136,515, a decrease of $5,487,511 compared to the fiscal quarter ended October 31, 2012. The decrease in net income for the fiscal quarter ended October 31, 2013 was the result of the lower average sales price per ton of iron ore pellets sold and the lower volume of iron ore pellets shipped during the fiscal quarter ended October 31, 2013. The Trust’s expenses increased by $20,719 to $211,113 for the fiscal quarter ended October 31, 2013, as compared to the fiscal quarter ended October 31, 2012, as a result of a minimal increase in legal and consultant fees. The table below summarizes the Trust’s income and expenses for the fiscal quarter ended October 31, 2013 and October 31, 2012, respectively.

	Three Months Ended October 31,
	2013	2012
Total royalty income	$6,347,390	$11,814,026
Interest income	238	394
Total revenues	6,347,628	11,814,420
Expenses	211,113	190,394
Net income	$6,136,515	$11,624,026

Net income for the nine months ended October 31, 2013 was $15,963,684, a decrease of $9,903,519 as compared to the nine months ended October 31, 2012.  The decrease in net income for the nine months ended October 31, 2013 was the result of the lower average sales price per ton of iron ore pellets sold and the decrease in the total volume of iron ore pellets shipped during the nine months ended October 31, 2013. The Trust’s expenses for the nine months ended October 31, 2013 increased, compared with the Trust’s expenses for the nine month period ended October 31, 2012. The primary factor resulting in the higher expenses was a minimal increase in legal and consultant fees. The table below summarizes the Trust’s income and expenses for the nine months ended October 31, 2013 and October 31, 2012, respectively.

	Nine Months Ended October 31,
	2013	2012
Total royalty income	$16,710,231	$26,567,019
Interest income	918	1,071
Total revenues	16,711,149	26,568,090
Expenses	747,465	700,887
Net income	$15,963,684	$25,867,203

As presented on the Trust’s Condensed Statements of Income on page 2 of this quarterly report, the Trust’s net income per unit decreased by $0.4183 per unit to $0.4677 per unit for the fiscal quarter ended October 31, 2013, as compared to that during the comparable period in 2012.  For the nine months ended October 31, 2013, the Trust’s net income per unit decreased by $0.7549 per unit to $1.2167 per unit, as compared to that during the comparable period in 2012. On October 11, 2013, the Trust declared a distribution of $0.51 per unit payable to Unitholders of record on October 30, 2013.  Comparatively, the Trust declared a distribution of $1.13 per unit to Unitholders in October 2012.  During the nine months ended October 31, 2013 and October 31, 2012, the Trust had declared total distributions per unit of $1.050 and $1.835, respectively.

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

Comparison of Unallocated Reserve as of October 31, 2013, October 31, 2012 and January 31, 2013

As set forth in the table below, Unallocated Reserve, which is comprised of accrued income receivable, unallocated cash and U.S. Government securities for potential fixed or contingent future liabilities, and prepaid expenses and accrued expenses, increased from $2,823,493 as of October 31, 2012 to $3,369,895 as of October 31, 2013.  The increase in Unallocated Reserve as of October 31, 2013, as compared to October 31, 2012, is primarily the result of an increase in the accrued income receivable. The increase in the accrued income receivable portion of the Unallocated Reserve is the result of the greater volume of iron ore pellets shipped for the month ended October 31, 2013, as compared to the month ended October 31, 2012. The increase in the unallocated cash and U.S. Government securities for potential fixed or contingent future liabilities is due to the Trustee’s decision to increase the Trust’s cash reserve.

	October 31,
	2013	2012
Accrued Income Receivable	$2,408,422	$1,950,191
Unallocated Cash and U.S. Government Securities	915,036	819,288
Prepaid Expenses and (Accrued Expenses) Net	46,437	54,014
Unallocated Reserve	$3,369,895	$2,823,493

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

The Trust’s Unallocated Reserve as of October 31, 2013 increased by $2,187,673 to $3,369,895, as compared to the fiscal year ended January 31, 2013. The increase in the Unallocated Reserve is due primarily to an increase in the Trust’s accrued income receivable. As of October 31, 2013, the Trust’s Unallocated Reserve consisted of $915,036 of unallocated cash and U.S. Government securities and $2,408,422 of accrued income receivable.  At January 31, 2013, the Trust’s Unallocated Reserve consisted of $942,526 in unallocated cash and U.S. Government securities and $218,053 of accrued income receivable.

	October 31, 2013	January 31, 2013
Accrued Income Receivable	$2,408,422	$218,053
Unallocated Cash and U.S. Government Securities	915,036	942,526
Prepaid Expenses and (Accrued Expenses) Net	46,437	21,643
Unallocated Reserve	$3,369,895	$1,182,222

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

Recent Developments

As previously reported, two of the four production lines at Northshore were idled beginning January 5, 2013 through the end of the Trust’s third fiscal quarter ended October 31, 2013. Cliffs announced Friday, October 25, 2013 that it will reopen those two production lines at the plant in Silver Bay because of new customer contracts and the expected customer volume increase in 2014 related thereto. Cliffs did not, however, disclose a date for when production on the two lines will resume. The Trustees have not been informed of, and are not able to predict, when exactly these production lines will resume operation.

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

The Trust did not have any changes in critical accounting policies or in significant accounting estimates during the three months ended October 31, 2013.  For a complete description of the Trust’s significant accounting policies, please see Note 2 to the financial statements included in the Trust’s Annual Report on Form 10-K for the year ended January 31, 2013.

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

Item 5.                                 Other Information

Mine Safety and Health Administration Safety Data.  Pursuant to §1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, Cliffs started reporting information related to certain mine safety results at Northshore.  This information is available in Part II, Item 4 of Cliffs’ Form 10-Q filed October 25, 2013.

Item 6.                   Exhibits.

31	Certification of Corporate Trustee of Mesabi Trust pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Corporate Trustee of Mesabi Trust pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1

Report of Baker Tilly Virchow Krause, LLP, dated December 6, 2013 regarding its review of the unaudited interim financial statements of Mesabi Trust as of and for the three and nine months ended October 31, 2013.

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

MESABI TRUST
(Registrant)

	By:	DEUTSCHE BANK TRUST COMPANY AMERICAS
Corporate Trustee
Principal Administrative Officer and duly authorized signatory:*

	By:	DEUTSCHE BANK NATIONAL TRUST COMPANY

December 6, 2013		By:	/s/ Jeffrey Schoenfeld
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

99.1

Report of Baker Tilly Virchow Krause, LLP, dated December 6, 2013 regarding its review of the unaudited interim financial statements of Mesabi Trust as of and for the three and nine months ended October 31, 2013.

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