Form 10-K
period 2014-01-31
MESABI TRUST
filed 2014-04-15
CIK 65172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2014

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
Trust & Agency Services
60 Wall Street
16th Floor
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

Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ (Do not check if a smaller reporting company.) Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  No ☒  Yes ☐

As of July 31, 2013, the aggregate market value of the Units of Beneficial Interest in the registrant held by non-affiliates of the registrant was $237,340,981* based on the closing sale price as reported on the New York Stock Exchange.  As of April 1, 2014, there were 13,120,010 Units of Beneficial Interest in Mesabi Trust outstanding.

*Includes approximately $180,900 representing the market value, as of July 31, 2013, of 10,000 Units of Beneficial Interest the beneficial ownership of which is disclaimed by affiliates (see Item 12 herein).

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Annual Report of the Trustees for the Fiscal Year Ended January 31, 2014 (Annual Report)	Parts I, II, and IV

PART I

ITEM 1.                                              BUSINESS.

(a)                                 General Development of Business.

The information under the headings “Trustees’ Discussion and Analysis of Financial Condition and Results of Operations,” “The Trust Estate,” “Leasehold Royalties,” and “Land Trust and Fee Royalties” beginning on pages 11, 21, 28 and 31, respectively, of the Annual Report of the Trustees of Mesabi Trust for the fiscal year ended January 31, 2014 (the “Annual Report”) is incorporated herein by reference.

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

(d)                                 Financial Information About Geographical Areas.

All of the Trust’s revenues are derived from the assets of the Trust, information of which is set forth under the heading “The Trust Estate” beginning on page 21 of the Annual Report.  The information under the heading “Selected Financial Data” set forth on page 11 of the Annual Report is incorporated herein by reference.

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

ITEM 8.                                                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements, including the Independent Registered Public Accounting Firm’s report thereon, filed as a part of this Form 10-K, are presented on pages F-4 through F-14 and are incorporated herein by reference.

ITEM 9.                                              CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.                                       CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.  The Trust maintains a system of disclosure controls and procedures designed to ensure that information required to be disclosed by the Trust in the reports that it furnishes or files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and regulations of the Securities and Exchange Commission.  Due to the pass-through nature of the Trust, the Trust’s disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by Mesabi Trust is received from Cliffs Natural Resources Inc. (“Cliffs”) and its wholly-owned subsidiary, Northshore Mining Company (“Northshore”).  In order to help ensure the accuracy and completeness of the information required to be disclosed in the Trust’s periodic and current reports, the Trust employs certified public accountants, geological consultants, and attorneys.  These professionals hired by the Trust advise the Trust in its review and compilation of the information in this Form 10-K and the other periodic reports filed by the Trust with the SEC.

As part of their evaluation of Mesabi Trust’s disclosure controls and procedures, the Trustees rely on quarterly shipment and royalty calculations provided by Northshore and Cliffs.  Because Northshore has declined to provide a written certification attesting to whether Northshore has established disclosure controls and procedures and internal controls sufficient to enable it to verify that the information furnished to the Trustees is accurate and complete, the Trustees also rely on (a) an annual certification from Northshore and Cliffs, certifying as to the accuracy of the royalty calculations, and (b) the related due diligence review performed by the Trust’s accountants.  In addition, Mesabi Trust’s consultants review the schedule of leasehold royalties payable, and shipping and sales reports provided by Northshore against production and shipment reports prepared by Eveleth Fee Office, Inc., an independent consultant to Mesabi Trust (“Eveleth Fee Office”). Eveleth Fee Office performs inspections of the Northshore mine and its pelletizing operations, observes production and shipping activities, gathers production and shipping information from Northshore and prepares monthly production and shipment reports for the Trustees. Furthermore, as part of its engagement by Mesabi Trust, Eveleth Fee Office also attends Northshore’s calibration and testing of its crude ore scales and boat loader scales which are conducted on a periodic basis.

As of the end of the fiscal year covered by this Form 10-K, the Trustees carried out an evaluation of Mesabi Trust’s disclosure controls and procedures.  The Trustees have concluded that such disclosure controls and procedures are effective.

Trustees’ Report on Internal Control over Financial Reporting.  The Trustees’ Report on Internal Control over Financial Reporting is set forth on page F-2 of the Annual Report.  The attestation report of the Trust’s independent registered public accounting firm on its assessment of the Trust’s internal control over financial reporting is set forth on page F-3 of the Annual Report.

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

The Trustees’ activities are limited to collecting income, paying expenses and liabilities, distributing net income to the holders of Trust Certificates (the “Unitholders”) after the payment of, or provision for, such expenses and liabilities, and protecting and conserving the assets held by the Trust.  The Trustees have adopted a Code of Ethics that applies to the Trustees.  A copy of the Code of Ethics is incorporated by reference in Exhibit 14 of this Form 10-K.

The Trust has not designated a separate audit committee comprised of independent committee members because of an exemption provided by Rule 10A-3 of the Securities Exchange Act of 1934, as amended.  As such, the Trustees have not designated an “audit committee financial expert.”  The Trustees collectively perform the functions of an audit committee.

To carry out the Trustees’ duties under the Agreement of Trust, the Trustees meet on a quarterly basis to discuss information and circumstances relevant to the Trust.  The Trustees also conduct telephone conferences from time to time between the quarterly meetings to address developments that require more timely attention.  The Trust held eleven (11) meetings either in person or via teleconference in fiscal 2014 and took action by unanimous written consent on one occasion.  All of the Trustees were present at all meetings held in fiscal 2014.

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

Because Mesabi Trustees are appointed until they resign or are removed, at the time of nomination the Trustees believe that it is necessary for each Trustee to possess many qualities and skills. Set forth below are the present Trustees’ principal occupations and directorships held with other public corporations during the past five years, or longer as material, their ages and the year each of the Trustees was first elected as a Trustee of the Trust.

Robert C. Berglund

Age: 67

Year Appointed as individual Trustee: 2009

Retired Mining Engineer, Cliffs Natural Resources, Inc.

Mr. Berglund has extensive experience in the mining industry.  He retired from his position as Vice President and General Manager of Northshore Mining Company in 2003 after spending thirty-five years in mining production and operations management with Cliffs. Mr. Berglund joined Cliffs after graduating from Penn State University in 1968 with a B.S. in Mining Engineering. From 1968 until 2003, Mr. Berglund worked onsite at various mines owned and operated by Cliffs across North America.

James A. Ehrenberg

Age: 71

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

Richard G. Lareau

Age: 85

Year Appointed as individual Trustee: 1990

Retired Senior Partner, Oppenheimer Wolff & Donnelly LLP

Mr. Lareau retired in March 2014 as a senior partner in the law firm of Oppenheimer Wolff & Donnelly LLP with which firm he has been associated since 1956.  Through his legal work, Mr. Lareau has represented numerous clients on a wide range of issues including, corporate, trust and real estate law.  Over the course of his legal career, Mr. Lareau has also served as a director on the boards of numerous publicly-traded companies.  During his service as a director on the boards of publicly-traded corporations, Mr. Lareau also served as a member, and frequently as chair, of board committees, including: audit, compensation, governance, nominating, and executive.

Mr. Norman F. Sprague III, M.D., who had served the Trust as one of the individual Trustees since 1981, passed away on March 14, 2014.  On March 31, 2014, the Trust announced that the Trustees nominated Mr. Michael P. Mlinar to stand for appointment to succeed the late Trustee, Mr. Norman F. Sprague III, M.D. The Trustees scheduled a special meeting of the holders of the Unitholders at 11 AM Central Daylight Time on Wednesday, June 4, 2014 for the purpose of voting to approve a successor Trustee.

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

Pursuant to the Amendment, each individual Trustee receives at least $20,000 in annual compensation for services as Trustee.  Each year, annual Trustee compensation is adjusted up or down (but not below $20,000) in accordance with changes from the November 1981 level of 295.5 (the “1981 Escalation Level”) in the All Commodities Producer Price Index (with 1967 = 100 as a base).  The All Commodities Producer Price Index is published by the U.S. Department of Labor, Bureau of Labor Statistics.  The adjustment is made at the end of each fiscal year and is calculated on the basis of the proportion between (a) the level of such index for the November preceding the end of such fiscal year, and (b) the 1981 Escalation Level.  Any action to modify or otherwise vary the compensation of the individual Trustees as provided by the Amendment must be approved by the affirmative vote of 66 2/3% in interest of the Trust Certificates then outstanding.  Each of the individual Trustees received total compensation of $40,715 during fiscal 2014.

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

Additionally, each year the Corporate Trustee receives $62,500 to cover clerical and administrative services to Mesabi Trust, other than services customarily performed as a registrar or transfer agent for which the Corporate Trustee is paid additional service fees.  The Corporate Trustee earned $113,013 in cash compensation for the fiscal year ended January 31, 2014, inclusive of the $62,500 administrative fee. The Corporate Trustee also received $8,081 for its services as the Trust’s registrar and transfer agent for the year ended January 31, 2014.  Accordingly, the Corporate Trustee earned $121,094 in total compensation for the fiscal year ended January 31, 2014.

Under the Amendment, the individual Trustees may, in extraordinary circumstances, decide to pay additional compensation to the Corporate Trustee.  The decision to pay such additional compensation must be unanimously approved by the individual Trustees.  The Corporate Trustee did not receive any compensation for extraordinary services with respect to the year ended January 31, 2014.

Trustees’ Compensation Report

The Trustees have not designated a compensation committee and are not required to do so by applicable law or regulation.  The Trustees, as a group, have reviewed and discussed the Compensation Discussion and

Analysis (“CD&A”) and based on such review and discussion have recommended that the CD&A be included in this Annual Report on Form 10-K.

MESABI TRUST

Deutsche Bank Trust Company Americas
Robert C. Berglund
James A. Ehrenberg
Richard G. Lareau

Trustee Compensation

Summary Compensation Table

The table below summarizes the total compensation earned by each of the individual Trustees and the Corporate Trustee in the fiscal year ended January 31, 2014.

Name	Trustee Fees Earned ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)

Deutsche Bank Trust Company Americas, Corporate Trustee	$113,013	N/A	N/A	N/A	N/A	8,081	(1)	$121,094

Robert C. Berglund	$40,715	N/A	N/A	N/A	N/A	N/A		$40,715

James A. Ehrenberg	$40,715	N/A	N/A	N/A	N/A	N/A		$40,715

Richard G. Lareau	$40,715	N/A	N/A	N/A	N/A	N/A		$40,715

Norman F. Sprague III	$40,715	N/A	N/A	N/A	N/A	N/A		$40,715

(1)         Represents fees and disbursements paid to Deutsche Bank Trust Company Americas for its services as registrar and transfer agent of the Units.

ITEM 12.                                         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND TRUSTEES.

Based on information that has been obtained from Mesabi Trust’s records and a review of statements of beneficial ownership filed with Mesabi Trust pursuant to Rule 13d-1 or Rule 13d-2 under the Securities Exchange Act of 1934, as amended, no person known to Mesabi Trust beneficially owns more than 5% in interest of the Trust Certificates outstanding as of April 1, 2014.

The table below sets forth information as to the Units of Beneficial Interest in Mesabi Trust beneficially owned as of April 1, 2014 by the Trustees individually and as a group.  Except as otherwise indicated and subject to applicable community property laws, each Trustee has sole voting and investment powers with respect to the securities listed.  There were no Trust Certificates of Mesabi Trust pledged by the Trustees as of January 31, 2014.  The Trust does not have any compensation plans under which securities of the Trust are authorized for issuance.

Name	Amount of Beneficial Ownership of Units		Percent of Class

Deutsche Bank Trust Company Americas	0		0

Robert C. Berglund	2,000		**

James A. Ehrenberg	3,000		**

Richard G. Lareau	24,000	(1)	**

All trustees as a group	29,000		**

** Less than 1%

(1)         Includes 10,000 Units owned by Mr. Lareau’s wife, over which Mr. Lareau does not have any investment or voting power and as to which Mr. Lareau disclaims any beneficial ownership.

ITEM 13.                                         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Mr. Richard G. Lareau, who became a Trustee on March 7, 1990, retired in March 2014 as an attorney in the law firm of Oppenheimer Wolff & Donnelly LLP, of Minneapolis, Minnesota.  That firm has been retained by Mesabi Trust since 1961 to act with respect to matters of Minnesota law, and was retained in 1991 by the Trustees other than Mr. Lareau to act as general legal counsel.  Mesabi Trust paid Oppenheimer Wolff & Donnelly LLP (“Oppenheimer”) fees totaling $306,564 for legal services provided to the Trust during the fiscal year ended January 31, 2014 compared with fees totaling $214,629 for legal services provided to the Trust during fiscal year ended January 31, 2013.  Please see the disclosure under the heading “Trust Expenses” beginning on page 31 of the Annual Report for additional information regarding the fees paid to Oppenheimer for the Trust’s legal expenses.

Related Person Transaction Policy

During the fiscal year ended January 31, 2014, the Trustees met on a quarterly basis and reviewed and approved or ratified certain transactions that occurred during each of the prior fiscal quarters.  In connection with their review of the Trust’s transactions, the Trustees consider whether there have been any related person transactions.  In determining whether to approve a related person transaction, the Trustees consider the following factors, in addition to any other factors they deem necessary or appropriate:

•                  whether the transaction is expressly permitted by the Agreement of Trust;

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

Certain types of transactions, which would otherwise require review, are pre-approved by the Trustees in accordance with the policy. These types of transactions include, for example, (i) transactions, when aggregated with the amount of all other transactions between the related person and the Trust, that involve less than $120,000 in a fiscal year; (ii) transactions where the interest of the related person arises only by way of a directorship or minority stake in another organization that is a party to the transaction; (iii) transactions with a related person involving services as a bank depositary of funds, transfer agent, registrar, trustee under a trust indenture, or similar services; and (iv) a transaction that is specifically contemplated by provisions of the Agreement of Trust.

Based on their review of the Trust’s transactions during the fiscal year ended January 31, 2014, the Trustees concluded that there were no related person transactions required to be disclosed in this Annual Report on Form 10-K.

Pass-Through Royalty Trust Exemptions

Because of its legal structure and character as a pass-through royalty trust, the Trust is exempt from Rule 10A-3 of the Securities Exchange Act and the Corporate Governance Standards set forth in Section 303A of the New York Stock Exchange’s Listed Company Manual.

ITEM 14.                                         PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(a)                  Audit Fees.

The aggregate fees paid during fiscal 2014 for professional services rendered by Baker Tilly Virchow Krause, LLP (“Baker Tilly”) for the audit of the Trust’s annual financial statements, the attestation report of the

Trustees’ assessment of internal control over financial reporting and review of the financial statements included in the Trust’s quarterly reports on Form 10-Q were $49,050.

The aggregate fees paid during fiscal 2013 for professional services rendered by Baker Tilly for the audit of the Trust’s annual financial statements, the audit of the Trustees’ assessment of internal control over financial reporting and review of the financial statements included in the Trust’s quarterly reports on Form 10-Q were $53,025.

(b)                    Audit-Related Fees.

No fees were paid to Baker Tilly for assurance and related services that were not reasonably related to the performance of the audit or review of the Trust’s financial statements for fiscal 2014 or fiscal 2013.

(c)                        Tax Fees.

No fees were paid to Baker Tilly for tax compliance, tax advice and tax planning for Mesabi Trust for fiscal 2014 or fiscal 2013.

(d)                       All Other Fees.

No other fees were paid to Baker Tilly for services provided to Mesabi Trust, other than those described in paragraph (a) “Audit Fees,” for fiscal 2014 or fiscal 2013.

Before an independent registered public accounting firm is engaged to perform audit and review services for the Trust, the Trustees approve the engagement.

PART IV

ITEM 15.                                         EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1)                  Financial Statements:

The following Financial Statements are incorporated in this Report by reference from the following pages of the Annual Report:

Report of Independent Registered Public Accounting Firm	Page F-3

Balance Sheets as of January 31, 2014 and 2013	Page F-4

Statements of Income for the years ended January 31, 2014, 2013, and 2012	Page F-5

Statements of Unallocated Reserve and Trust Corpus for the years ended January 31, 2014, 2013, and 2012	Page F-6

Statements of Cash Flows for the years ended January 31, 2014, 2013, and 2012	Page F-7

Notes to Financial Statements	Pages F-8 - F-14

(a)(3)                  Exhibits:

Item No.	Item	Filing Method

3	Agreement of Trust dated as of July 18, 1961	Incorporated by reference from Exhibit 3 to Mesabi Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 1987.

3(a)	Amendment to the Agreement of Trust dated as of October 25, 1982	Incorporated by reference from Exhibit 3(a) to Mesabi Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 1988.

4	Instruments defining the rights of Trust Certificate Holders	Incorporated by reference from Exhibit 4 to Mesabi Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 1987.

10(a)	Peters Lease	Incorporated by reference from Exhibits 10(a) - 10(d) to Mesabi Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 1987.

10(b)	Amendment of Assignment of Peters Lease	Incorporated by reference from Exhibits 10(a) - 10(d) to Mesabi Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 1987.

10(c)	Cloquet Lease	Incorporated by reference from Exhibits 10(a) - 10(d) to Mesabi Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 1987.

10(d)	Assignment of Cloquet Lease	Incorporated by reference from Exhibits 10(a) - 10(d) to Mesabi Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 1987.

10(e)	Modification of Lease and Consent to Assignment dated as of October 22, 1982	Incorporated by reference from Exhibit 10(e) to Mesabi Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 1988.

Item No.	Item	Filing Method
10(f)	Amendment of Assignment, Assumption and Further Assignment of Peters Lease	Incorporated by reference from Exhibit A to Mesabi Trust’s Report on Form 8-K dated August 17, 1989.

10(g)	Amendment of Assignment, Assumption and Further Assignments of Cloquet Lease	Incorporated by reference from Exhibit B to Mesabi Trust’s Report on Form 8-K dated August 17, 1989.

10(h)	Summary Description of Trustees’ Compensation	Filed herewith.

13	Annual Report of the Trustees of Mesabi Trust for the fiscal year ended January 31, 2014	Filed herewith.

14	Trustees Code of Ethics	Incorporated by reference from Exhibit 14 to Mesabi Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004.

31	Certification of Corporate Trustee of Mesabi Trust pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32	Certification of Corporate Trustee of Mesabi Trust pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 15, 2014

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

/s/ Robert C. Berglund	April 15, 2014
Robert C. Berglund
Individual Trustee

/s/ James A. Ehrenberg	April 15, 2014
James A. Ehrenberg
Individual Trustee

/s/ Richard G. Lareau	April 15, 2014
Richard G. Lareau
Individual Trustee

/s/ Jeffrey Schoenfeld	April 15, 2014
Jeffrey Schoenfeld
Assistant Vice President
Deutsche Bank Trust Company Americas