Form 10-Q
period 2014-04-30
MESABI TRUST
filed 2014-06-06
CIK 65172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2014

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number:  1-4488

MESABI TRUST

(Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	13-6022277 (I.R.S. Employer Identification No.)

c/o Deutsche Bank Trust Company Americas Trust & Agency Services 60 Wall Street 16th Floor New York, New York (Address of principal executive offices)	10005 (Zip code)

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

As of June 6, 2014, there were 13,120,010 Units of Beneficial Interest in Mesabi Trust outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements. (Note 1)

Mesabi Trust

Condensed Statements of Income

Three Months Ended April 30, 2014 and 2013

	Three Months Ended
	April 30,
	2014	2013
	(unaudited)	(unaudited)
A. Condensed Statements of Income

Revenues
Royalty income	$501,300	$2,528,417
Interest income	2,135	390
Total revenues	503,435	2,528,807

Expenses	366,217	326,418

Net income	$137,218	$2,202,389

Number of units outstanding	13,120,010	13,120,010

Net income per unit (Note 2)	$0.0105	$0.1679

Distributions declared per unit (Note 3)	$—	$0.0800

See Notes to Condensed Financial Statements.

Mesabi Trust

Condensed Balance Sheets

April 30, 2014 and January 31, 2014

	April 30, 2014	January 31, 2014
	(unaudited)
B. Condensed Balance Sheets

Assets

Cash and cash equivalents	$518,622	$7,719,963

U.S. Government securities, at amortized cost (which approximates market)	82,320	205,055

Accrued income receivable	45,523	63,253
Prepaid expenses	53,972	54,950
Current assets	700,437	8,043,221

U.S. Government securities, at amortized cost (which approximates market)	528,592	510,573

Fixed property, including intangibles, at nominal values

Amended Assignment of Peters Lease	1	1

Assignment of Cloquet Lease	1	1

Certificate of beneficial interest for 13,120,010 units of land trust	1	1
	3	3

	$1,229,032	$8,553,797

Liabilities, Unallocated Reserve and Trust Corpus

Liabilities
Distribution payable	$—	$7,478,406
Accrued expenses	107,717	91,294
Total liabilities	107,717	7,569,700

Unallocated Reserve (Note 4)	1,121,312	984,094
Trust Corpus	3	3

Total Liabilities, unallocated reserve and trust corpus	$1,229,032	$8,553,797

See Notes to Condensed Financial Statements.

Mesabi Trust

Condensed Statements of Cash Flows

Three Months Ended April 30, 2014 and 2013

	Three Months Ended
	April 30,
	2014	2013
	(unaudited)	(unaudited)
C. Condensed Statements of Cash Flows

Cash flows from operating activities
Royalties received	$520,936	$1,146,901
Interest received	229	553
Expenses paid	(348,816)	(221,513)

Net cash provided by operating activities	172,349	925,941

Cash flows from investing activities
Maturities of U.S. Government Securities	105,000	83,000
Sale of U.S. Government Securities	100,056	—
Purchases of U.S. Government Securities	(100,340)	(82,380)

Net cash provided by investing activities	104,716	620

Cash flows used for financing activities
Distributions to Unitholders	(7,478,406)	(6,428,805)

Net change in cash and cash equivalents	(7,201,341)	(5,502,244)

Cash and cash equivalents, beginning of year	7,719,963	6,727,461

Cash and cash equivalents, end of period	$518,622	$1,225,217

Reconciliation of net income to net cash provided by operating activities

Net income	$137,218	$2,202,389
Decrease (increase) in accrued income receivable	17,730	(1,381,353)
Decrease in prepaid expenses	978	1,842
Increase in accrued expenses	16,423	103,063

Net cash provided by operating activities	$172,349	$925,941

Non Cash Financing Activity

Distributions payable	$—	$1,049,601

See Notes to Condensed Financial Statements.

MESABI TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS

April 30, 2014 (Unaudited)

Note 1.                           The financial statements included herein have been prepared without audit (except for the balance sheet at January 31, 2014) in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  In the opinion of the Trustees, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the results of operations for the three months ended April 30, 2014 and 2013, (b) the financial position at April 30, 2014, and (c) the cash flows for the three months ended April 30, 2014 and 2013, have been made.  For further information, refer to the financial statements and footnotes included in Mesabi Trust’s Annual Report on Form 10-K for the year ended January 31, 2014.

Note 2.                           Net income per unit includes accrued income receivable.  For the three months ended April 30, 2014, the Trust recorded $45,523 of accrued income receivable as reflected on the Condensed Balance Sheet as of April 30, 2014 (unaudited).  Accrued income receivable is accounted for and reported for the Trust’s first fiscal quarter based on mining and shipments during the month of April even though such accrued income receivable is not available for distribution to Unitholders until the applicable royalties are actually received by the Trust.  Accrued income receivable also includes accruals for anticipated pricing adjustments, which can be positive or negative. Net income per unit is based on 13,120,010 units outstanding during the period.

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

As of April 30, 2014 and January 31, 2014, the unallocated cash and U.S. Government securities portion of the Trust’s Unallocated Reserve was comprised of the following components:

	April 30, 2014 (unaudited)	January 31, 2014
Cash and U.S. Government securities	$1,129,534	$8,435,591
Distribution payable	—	(7,478,406)

Unallocated cash and U.S. Government securities	$1,129,534	$957,185

A reconciliation of the Trust’s Unallocated Reserve from January 31, 2014 to April 30, 2014 is as follows:

Unallocated Reserve, January 31, 2014	$984,094

Net income	137,218
Distributions declared	—

Unallocated Reserve, April 30, 2014	$1,121,312

Item 2.         Trustees’ Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Certain information included in this Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934.  All such forward-looking statements, including those statements regarding estimation of iron ore pellet production, shipments or pricing, are based on information from the lessee/operator (and its parent corporation) of the mine located on the lands owned and held in trust for the benefit of the holders of units of beneficial interest of Mesabi Trust.  These statements may be identified by the use of forward-looking words, such as “may,” “will,” “could,” “project,” “predict, “ “intend,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “should,” “assume,” “forecast” and other similar words.  Such forward-looking statements are inherently subject to known and unknown risks and uncertainties.  Actual results and future developments could differ materially from the results or developments expressed in or implied by these forward-looking statements.  These risks and uncertainties include, but are not limited to, volatility of iron ore and steel prices, market supply and demand, competition, environmental hazards, health and safety conditions, regulation or government action, litigation and uncertainties about estimates of reserves.  Further, substantial portions of royalties earned by Mesabi Trust are based on estimated prices that are subject to interim and final adjustments which can be positive or negative and are dependent in part on multiple price and inflation index factors under agreements to which Mesabi Trust is not a party and that are not known until after the end of a contract year.  It is possible that future negative price adjustments could partially or even completely offset royalties or royalty income that would otherwise be payable to the Trust in any particular quarter, or at year end, thereby potentially reducing cash available for distribution to the Trust’s Unitholders in future quarters.  For a discussion of the factors, including without limitation, those that could materially and adversely affect Mesabi Trust’s actual results and performance, see “Risk Factors” set forth on pages 3 through 8 of Mesabi Trust’s Annual Report on Form 10-K for the year-ended January 31, 2014.  Mesabi Trust undertakes no obligation, other than that imposed by law, to make any revisions to the forward-looking statements contained in this filing or to update them to reflect circumstances occurring after the date of this filing.

This discussion should be read in conjunction with the condensed financial statements and notes presented in this Quarterly Report on Form 10-Q and the financial statements and notes in the last filed Annual Report on Form 10-K filed for the period ended January 31, 2014 for a full understanding of Mesabi Trust’s financial position and results of operations for the three month period ended April 30, 2014.

Background

Mesabi Trust (“Mesabi Trust” or the “Trust”), formed pursuant to an Agreement of Trust dated July 18, 1961 (the “Agreement of Trust”), is a trust organized under the laws of the State of New York.  Mesabi Trust holds all of the interests formerly owned by Mesabi Iron Company (“MIC”), including all right, title and interest in the Amendment of Assignment, Assumption and Further Assignment of Peters Lease (the “Amended Assignment of Peters Lease”), the Amendment of Assignment, Assumption and Further Assignment of Cloquet Lease (the “Amended Assignment of Cloquet Lease” and together with the Amended Assignment of Peters Lease, the “Amended Assignment Agreements”), the beneficial interest in a trust organized on July 18, 1961 under the laws of the State of Minnesota to administer the Mesabi Fee Lands (as defined below) as the trust corpus in compliance with the laws of the State of Minnesota (the “Mesabi Land Trust”) and all other assets and property identified in the Agreement of Trust. The Amended Assignment of Peters Lease relates to an Indenture made as of April 30, 1915 among East Mesaba Iron Company (“East Mesaba”), Dunka River Iron Company (“Dunka River”) and Claude W. Peters (the “Peters Lease”) and the Amended Assignment of Cloquet Lease relates to an Indenture made May 1, 1916 between Cloquet Lumber Company and Claude W. Peters (the “Cloquet Lease”).

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

Three types of royalties, as well as royalty bonuses, comprise the Trust’s leasehold royalty income:

•                                          Base overriding royalties.  Base overriding royalties have historically constituted the majority of the Trust’s royalty income.  Base overriding royalties are determined by both the volume and selling price of iron ore products shipped.  Northshore is obligated to pay the Trust base overriding royalties in varying amounts, based on the volume of iron ore products shipped.  Base overriding royalties are calculated as a percentage of the gross proceeds of iron ore products produced at the Mesabi Trust lands (and to a limited extent other lands) and shipped from Silver Bay, Minnesota.  The percentage ranges from 2-1/2% of the gross proceeds for the first one million tons of iron ore products so shipped annually to 6% of the gross proceeds for all iron ore products in excess of 4 million tons so shipped annually.  Base overriding royalties are impacted by, among other things, price adjustments under the Cliffs Pellet Agreements (defined below) and, as described elsewhere in this report, such adjustments may be positive or negative.

•                                          Royalty bonuses.  The Trust earns royalty bonuses when iron ore products shipped from Silver Bay are sold at prices above a threshold price per ton.  The royalty bonuses are calculated based on a percentage of the gross proceeds of product shipped from Silver Bay and sold at prices above a threshold price.  The threshold price is adjusted (but not below $30.00 per ton) on an annual basis for inflation and deflation (the “Adjusted Threshold Price”).  The Adjusted Threshold Price was $51.55 per ton for calendar year 2013 and is $52.31 per ton for calendar year 2014.  The royalty bonus percentage ranges from 1/2 of 1% of the gross proceeds (on all tonnage shipped for sale at prices between the Adjusted Threshold Price and $2.00 above the Adjusted Threshold Price) to 3% of the gross proceeds (on all tonnage shipped for sale at prices $10.00 or more above the Adjusted Threshold Price).  Royalty bonuses are subject to price adjustments under the Cliffs Pellet Agreements and, as described elsewhere in this report, such adjustments may be positive or negative.

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

•                                          Minimum advance royalties.  Northshore’s obligation to pay base overriding royalties and royalty bonuses with respect to the sale of iron ore products generally accrues upon the shipment of those products from Silver Bay.  However, regardless of whether any shipment has occurred, under the terms of the Amended Assignment Agreements, Northshore is obligated to pay to the Trust a minimum advance royalty.  Each year, the amount of the minimum advance royalty is adjusted (but not below $500,000 per annum) for inflation and deflation in accordance with the Amended Assignment Agreements.  The minimum advance royalty was $859,429 for calendar year 2013 and is $872,156 for calendar year 2014.  Until base overriding royalties (and royalty bonuses, if any) for a particular year equal or exceed the minimum advance royalty for the year, Northshore must make quarterly payments of up to 25% of the minimum advance royalty for the year.  Because minimum advance royalties are essentially prepayments of base overriding royalties and royalty bonuses earned each year, any minimum advance royalties paid in a fiscal quarter are recouped by credits against base overriding royalties and royalty bonuses earned in later fiscal quarters during the year.

Under the relevant documents, Northshore may mine and ship iron ore products from lands other than Mesabi Trust lands.  Northshore is obligated to make quarterly royalty payments to the Trust in January, April, July and October of each year based on shipments of iron ore products from Silver Bay, Minnesota during each calendar quarter.  In the case of base overriding royalties and royalty bonuses, these quarterly royalty payments are to be made whether or not the related proceeds of sale have been received by Northshore by the time such payments become due.  Northshore alone determines whether to mine off Mesabi Trust lands and/or such other lands, based on its current mining and engineering plan.  The Trustees do not exert any influence over mining operational decisions.  To encourage the mining of iron ore products from Mesabi Trust lands, Mesabi Trust receives royalties, in part, based on the greater of the following two methods of calculating royalty payments: (i) the aggregate quantity of iron ore products shipped that were produced using iron ore mined from Mesabi Trust lands, and (ii) a portion of the aggregate quantity of all iron ore products shipped from Silver Bay that were mined from any lands, such portion being 90% of the first four million tons shipped from Silver Bay during the calendar year, 85% of the next two million tons shipped during the calendar year, and 25% of all tonnage shipped from Silver Bay during such year in excess of six million tons.  The royalty percentage paid to the Trust increases as the aggregate tonnage of iron ore products shipped, attributable to the Trust, in any calendar year increases past each of the first four one-million ton volume thresholds.  Assuming a consistent sales price per ton throughout a calendar year, shipments of iron ore product attributable to the Trust later in the year generate a higher royalty to the Trust, as total shipments for the year exceed increasing levels of royalty percentages and pass each of the first four one-million ton volume thresholds.

During the course of the Trust’s fiscal year, some portion of royalties expected to be paid to Mesabi Trust is based in part on estimated prices for iron ore products sold under term contracts between Northshore, Cliffs and certain of their customers (the “Cliffs Pellet Agreements”).  The Cliffs Pellet Agreements use estimated prices which are subject to interim and final pricing adjustments, which can be positive or negative, and which adjustments are dependent in part on multiple price and inflation index factors that are not known until after the end of a contract year. Even though Mesabi Trust is not a party to the Cliffs Pellet Agreements, these adjustments can result in significant variations in royalties received by Mesabi Trust (and in turn the resulting amount available for distribution to Unitholders by the Trust) from quarter to quarter and on a comparative historical basis, and these variations, which can be positive or negative, cannot be predicted by Mesabi Trust.  In either case, these price adjustments will impact future royalties received by the Trust that become available for distribution to Unitholders.

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

Results of Operations

Comparison of Iron Ore Pellet Production and Shipments for the Three Months Ended April 30, 2014 and April 30, 2013

As shown in the table below, production of iron ore pellets at Northshore from Mesabi Trust lands during the fiscal quarter ended April 30, 2014 totaled 1,178,206 tons, and actual shipments over the same period totaled 77,837 tons.  By comparison, actual pellet production and actual shipments for the comparable prior period were 933,437 tons and 568,548 tons, respectively.  The increase in production at Northshore, as compared to the prior comparable period, is the result of increases in anticipated demand and actual orders from Cliffs’ customers. The decrease in shipments at Northshore, as compared to the prior comparable period, is the result of unfavorable weather conditions during the fiscal quarter.

Fiscal Quarter Ended	Pellets Produced from Trust Lands (tons)	Pellets Shipped from Trust Lands (tons)
April 30, 2014	1,178,206	77,837
April 30, 2013	933,437	568,548

Comparison of Royalty Income for the Three Months Ended April 30, 2014 and April 30, 2013

Total royalty income for the current quarter decreased $2,027,117 to $501,300, as compared to the three months ended April 30, 2013.  The decrease in total royalty income is due to a decrease in the total volume of iron ore pellets shipped during the three months ended April 30, 2014, as compared to the three months ended April 30, 2013.

The table below shows that the base overriding royalties and the bonus royalties decreased $903,951 and $1,128,905, respectively, and the fee royalties increased $5,739 for the three months ended April 30, 2014, as compared to the three months ended April 30, 2013.  The decreases in the base overriding royalties and the bonus royalties are both attributable to the decrease in the volume of tons shipped during the three months ended April 30, 2014, each as compared to the three months ended April 30, 2013.  The increase in the fee royalty amount is due to the increase in the amount of ore mined under the Peters Lease.

The table below summarizes the components of Mesabi Trust’s royalty income for the three months ended April 30, 2014 and April 30, 2013, respectively:

	Three Months Ended April 30,
	2014	2013
Base overriding royalties	$157,682	$1,061,633
Bonus royalties	183,455	1,312,360
Minimum advance royalty paid (recouped)	—	—
Fee royalties	160,163	154,424
Total royalty income	$501,300	$2,528,417

Comparison of Income, Expenses and Distributions for the Three Months Ended April 30, 2014 and April 30, 2013

Net income for the three months ended April 30, 2014 was $137,218, a decrease of $2,065,171 compared to the three months ended April 30, 2013.  The decrease in net income for the quarter ended April 30, 2014 is the result of a decrease in the total volume of iron ore pellets shipped during the three months ended April 30, 2014, as compared to the three months ended April 30, 2013.  The Trust’s expenses for the three months ended April 30, 2014 were $366,217; an increase of $39,799 compared to the Trust’s expenses for the three month period ended April 30, 2013.  The table below summarizes the Trust’s income and expenses for the three months ended April 30, 2014 and April 30, 2013, respectively.

	Three Months Ended April 30,
	2014	2013
Total Royalty Income	$501,300	$2,528,417
Interest Income	2,135	390
Gross Income	503,435	2,528,807
Expenses	366,217	326,418
Net income	$137,218	$2,202,389

As presented on the Trust’s Condensed Statements of Income on page 2 of this quarterly report, the Trust’s net income per unit decreased $0.1574 to $0.0105 for the three months ended April 30, 2014, as compared to the three months ended April 30, 2013.  Distributions declared per unit decreased $0.08 from $0.08 for the three months ended April 30, 2013 to $0.00 for the three months ended April 30,

2014.  The $0.08 per unit decrease over the same period last year is primarily attributable to an increase in the amount of negative price adjustments to royalties previously received by the Trust.

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

Comparison of Unallocated Reserve as of April 30, 2014, April 30, 2013 and January 31, 2014

As set forth in the table below, Unallocated Reserve, which is comprised of accrued income receivable, unallocated cash and U.S. Government securities for potential fixed or contingent future liabilities, and prepaid expenses and accrued expenses, decreased from $2,335,010 as of April 30, 2013 to $1,121,312 as of April 30, 2014.  The decrease in the Unallocated Reserve as of April 30, 2014, as compared to April 30, 2013, is primarily the result of a decrease in the Trust’s accrued income receivable.  The accrued income receivable portion of the Unallocated Reserve decreased from $1,599,406 as of April 30, 2013 to $45,523 as of April 30, 2014.  The decrease in the accrued income receivable portion of the Unallocated Reserve is the result of a reduction in shipments in the month of April 2014, as compared to April 2013.  The increase in the unallocated cash and U.S. Government securities is a result of the Trustees’ determination that no distribution was declared in April 2014. The determination to not make a distribution resulted from several factors, including that the Trustees were informed the anticipated quarterly royalty payment would be relatively low, the determination to make adequate provision for both ordinary expenses as well as significant anticipated costs in connection with a special meeting of Unitholders scheduled for June 4, 2014, to make provision for anticipated negative price adjustments which will be applied to future royalties, and to increase slightly the Trust’s unallocated reserve after considering the need to maintain adequate reserves more generally.

	Three Months Ended April 30,
	2014	2013
Accrued Income Receivable	$45,523	$1,599,406
Unallocated Cash and U.S. Government Securities	1,129,534	818,866
Prepaid Expenses and Accrued Expenses (net)	(53,745)	(83,262)
Unallocated Reserve	$1,121,312	$2,335,010

It is possible that future negative price adjustments could offset, or even eliminate, future royalties or royalty income that would otherwise be payable to the Trust in any particular quarter, or at year end, thereby potentially reducing cash available for distribution to the Trust’s Unitholders in future quarters.  See the discussion under the heading “Risk Factors” beginning on page 3 of the Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 2014.

The Trust’s Unallocated Reserve as of April 30, 2014 increased $137,218, as compared to the fiscal year ended January 31, 2014.  The increase in the Unallocated Reserve is due primarily to an increase in the unallocated cash and U.S. Government securities.  At January 31, 2014, the Unallocated

Reserve consisted of $957,185 in unallocated cash and U.S. Government securities and $63,253 of accrued income receivable, as compared to $1,129,534 of unallocated cash and U.S. Government securities and $45,523 of accrued income receivable as of April 30, 2014.

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

Recent Developments

As previously reported, two of the four production lines at Northshore were idled beginning January 5, 2013, resulting in decreased production of 1.4 million tons in 2013 when compared to the year ended December 31, 2012 according to the Form 10-K filed by Cliffs on February 14, 2014. A total of 81 employees were laid off as a result of the production curtailment at Northshore. Cliffs stated in that Form 10-K that it plans to restart the two idled furnaces in the first quarter of calendar year 2014, which it expected would increase production by 1.3 million tons in 2014. The Trust was recently informed that the two previously idled furnaces had been restarted.

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

In accordance with the Agreement of Trust and the Amendment, the Trustees are entitled to, and in fact do, rely upon certain experts in good faith, including (i) the independent consultants with respect to monthly production and shipment reports, which include figures on crude ore production and iron ore pellet shipments, and discussions concerning the condition and accuracy of the scales and plans regarding the development of Mesabi Trust’s mining property; and (ii) the accounting firm they have contracted with for non-audit services, including reviews of financial data related to shipping and sales reports provided by Northshore and a review of the schedule of leasehold royalties payable to Mesabi Trust.  For a discussion of additional factors, including but not limited to those that could adversely affect Mesabi Trust’s actual results and performance, see “Risk Factors” set forth on pages 3 through 8 of Mesabi Trust’s Annual Report on Form 10-K for the year-ended January 31, 2014.

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

The Trust did not have any changes in critical accounting policies or in significant accounting estimates during the three months ended April 30, 2014.  For a complete description of the Trust’s significant accounting policies, please see Note 2 to the financial statements included in the Trust’s Annual Report on Form 10-K for the year ended January 31, 2014.

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

PART II - OTHER INFORMATION

Item 1A.           Risk Factors

There have been no material changes in the Trust’s risk factors as described in “Risk Factors” set forth on pages 3 through 8 of Mesabi Trust’s Annual Report on Form 10-K for the year-ended January 31, 2014.

Item 5.           Other Information

Mine Safety and Health Administration Safety Data.  Pursuant to §1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, Cliffs started reporting information related to certain mine safety results at Northshore.  This information is available in Part II, Item 4 of Cliffs’ Form 10-Q filed April 25, 2014.

Item 6.           Exhibits

31	Certification of Corporate Trustee of Mesabi Trust pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Corporate Trustee of Mesabi Trust pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Report of Baker Tilly Virchow Krause, LLP, dated June 6, 2014 regarding its review of the un-audited interim financial statements of Mesabi Trust as of and for the quarter ended April 30, 2014.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

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

MESABI TRUST
(Registrant)

	By:	DEUTSCHE BANK TRUST COMPANY AMERICAS
Corporate Trustee
Principal Administrative Officer and duly authorized signatory:*

	By:	Deutsche Bank National Trust Company

Date: June 6, 2014		By:	/s/ Jeffrey Schoenfeld
Name: Jeffrey Schoenfeld
Title: Assistant Vice President

*              There are no principal executive officers or principal financial officers of the registrant.