Form 10-Q
period 2014-07-31
MESABI TRUST
filed 2014-09-05
CIK 65172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2014

or

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

As of September 5, 2014, there were 13,120,010 Units of Beneficial Interest in Mesabi Trust outstanding.

PART I - FINANCIAL INFORMATION

Item 1.                   Financial Statements.  (Note 1)

Mesabi Trust

Condensed Statements of Income

Three and Six Months Ended July 31, 2014 and 2013

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2014	2013	2014	2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
A. Condensed Statements of Income

Revenues
Royalty income	$7,858,104	$7,834,425	$8,359,404	$10,362,842
Interest income	2,256	290	4,391	680
Total revenues	7,860,360	7,834,715	8,363,795	10,363,522

Expenses	443,819	209,935	810,036	536,353

Net income	$7,416,541	$7,624,780	$7,553,759	$9,827,169

Number of units outstanding	13,120,010	13,120,010	13,120,010	13,120,010

Net income per unit (Note 2)	$0.5653	$0.5812	$0.5757	$0.7490

Distributions declared per unit (Note 3)	$0.3200	$0.4600	$0.3200	$0.5400

See Notes to Condensed Financial Statements.

Mesabi Trust

Condensed Balance Sheets

July 31, 2014 and January 31, 2014

	July 31, 2014	January 31, 2014
	(unaudited)
B. Condensed Balance Sheets

Assets

Cash and cash equivalents	$4,367,791	$7,719,963

U.S. Government securities, at amortized cost (which approximates market)	82,320	205,055

Accrued income receivable (Note 2)	3,371,401	63,253
Prepaid expenses	143,758	54,950
Current assets	7,965,270	8,043,221

U.S. Government securities, at amortized cost (which approximates market)	633,699	510,573

Fixed property, including intangibles, at nominal values

Amended Assignment of Peters Lease	1	1

Assignment of Cloquet Lease	1	1

Certificate of beneficial interest for 13,120,010 units of land trust	1	1
	3	3

Total Assets	$8,598,972	$8,553,797

Liabilities, Unallocated Reserve and Trust Corpus

Liabilities
Distribution payable	$4,198,403	$7,478,406
Accrued expenses	61,116	91,294
Total liabilities	4,259,519	7,569,700

Unallocated Reserve (Note 4)	4,339,450	984,094
Trust Corpus	3	3

Total Liabilities, unallocated reserve and trust corpus	$8,598,972	$8,553,797

See Notes to Condensed Financial Statements.

Mesabi Trust

Condensed Statements of Cash Flows

Six Months Ended July 31, 2014 and 2013

	Six Months Ended
	July 31,
	2014	2013
	(unaudited)	(unaudited)
C. Condensed Statements of Cash Flows

Cash flows from operating activities
Royalties received	$5,051,370	$7,343,708
Interest received	4,277	773
Expenses paid	(929,022)	(480,402)

Net cash provided by operating activities	4,126,625	6,864,079

Cash flows from investing activities
Maturities of U.S. Government Securities	105,000	83,000
Sale of U.S. Government Securities	100,056	100,012
Purchases of U.S. Government Securities	(205,447)	(82,380)

Net cash provided by (used for) investing activities	(391)	100,632

Cash flows used for financing activities
Distributions to Unitholders	(7,478,406)	(7,478,406)

Net change in cash and cash equivalents	(3,352,172)	(513,695)

Cash and cash equivalents, beginning of year	7,719,963	6,727,461

Cash and cash equivalents, end of period	$4,367,791	$6,213,766

Reconciliation of net income to net cash provided by operating activities

Net income	$7,553,759	$9,827,169
Increase in accrued income receivable	(3,308,148)	(3,019,041)
Decrease (increase) in prepaid expenses	(88,808)	38,852
Increase (decrease) in accrued expenses	(30,178)	17,099

Net cash provided by operating activities	$4,126,625	$6,864,079

Non Cash Financing Activity

Distributions payable	$4,198,403	$6,035,205

See Notes to Condensed Financial Statements.

Mesabi Trust

Notes to Condensed Financial Statements

July 31, 2014 (Unaudited)

Note 1.                           The financial statements included herein have been prepared without audit (except for the balance sheet at January 31, 2014) in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  In the opinion of the Trustees, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the results of operations for the three months and six months ended July 31, 2014 and 2013, (b) the financial position at July 31, 2014 and (c) the cash flows for the six months ended July 31, 2014 and 2013, have been made.  For further information, refer to the financial statements and footnotes included in Mesabi Trust’s Annual Report on Form 10-K for the year ended January 31, 2014.

Note 2.                           Net income per unit includes accrued income receivable.  For the three months ended July 31, 2014 the Trust recorded $3,371,401 of accrued income receivable as reflected on the Condensed Balance Sheet as of July 31, 2014 (unaudited).  Accrued income receivable is accounted for and reported for the Trust’s second fiscal quarter based on shipments during the month of July, even though such accrued income receivable is not available for distribution to Unitholders until the applicable royalties are actually received by the Trust.  Accrued income receivable also includes accruals for anticipated pricing adjustments, which can be positive or negative.  Net income per unit is based on 13,120,010 units outstanding during the period.

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

Note 4.                           The Trustees have determined that the unallocated cash and U.S. Government securities portion of the Unallocated Reserve should be maintained at a prudent level, usually within the range of $500,000 to $1,000,000, to meet present or future liabilities of the Trust.  Accordingly, although the actual amount of the Unallocated Reserve will fluctuate from time to time, and may increase or decrease from its current level, it is currently expected that future distributions will be highly dependent upon royalty payments received quarterly and the level of Trust expenses that the Trustees anticipate occurring in subsequent quarters.  Pursuant to the Agreement of Trust, the Trust makes cash distributions to Unitholders based on the royalty payments it receives from Northshore when received, rather than as royalty income is recorded in accordance with the Trust’s revenue recognition policy.  Refer to Note 3 for further information.

As of July 31, 2014 and January 31, 2014, the unallocated cash and U.S. Government securities portion of the Trust’s Unallocated Reserve was comprised of the following components:

Note 4. (continued)

	July 31, 2014 (unaudited)	January 31, 2014
Cash and U.S. Government securities	$5,083,810	$8,435,591
Distribution payable	4,198,403	7,478,406

Unallocated cash and U.S. Government securities	$885,407	$957,185

A reconciliation of the Trust’s Unallocated Reserve from January 31, 2014 to July 31, 2014 is as follows:

Unallocated Reserve, January 31, 2014	$984,094

Net income, six months ended July 31, 2014	7,553,759
Distributions declared	(4,198,403)

Unallocated Reserve, July 31, 2014	$4,339,450

Item 2.         Trustees’ Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Certain information included in this Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934.  All such forward-looking statements, including those statements regarding estimation of iron ore pellet production, shipments or pricing, are based on information from the lessee/operator (and its parent corporation) of the mine located on the lands owned and held in trust for the benefit of the holders of units of beneficial interest of Mesabi Trust.  These statements may be identified by the use of forward-looking words, such as “may,” “will,” “could,” “project,” “predict,” “intend,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “should,” “assume,” “forecast” and other similar words.  Such forward-looking statements are inherently subject to known and unknown risks and uncertainties.  Actual results and future developments could differ materially from the results or developments expressed in or implied by these forward-looking statements.  These risks and uncertainties include, but are not limited to, volatility of iron ore and steel prices, market supply and demand, competition, environmental hazards, health and safety conditions, regulation or government action, litigation and uncertainties about estimates of reserves.  Further, substantial portions of royalties earned by Mesabi Trust are based on estimated prices that are subject to interim and final adjustments, which can be positive or negative, and are dependent in part on multiple price and inflation index factors under agreements to which Mesabi Trust is not a party and that are not known until after the end of a contract year.  It is possible that future negative price adjustments could partially or even completely offset royalties or royalty income that would otherwise be payable to the Trust in any particular quarter, or at year-end, thereby potentially reducing cash available for distribution to the Trust’s Unitholders in future quarters.  For a discussion of the factors, including without limitation, those that could materially and adversely affect Mesabi Trust’s actual results and performance, see “Risk Factors” set forth on pages 3 through 8 of Mesabi Trust’s Annual Report on Form 10-K for the year ended January 31, 2014, as updated by Part II, Item 1A of this Quarterly Report on Form 10-Q.  Mesabi Trust undertakes no obligation, other than that imposed by law, to make any revisions to the forward-looking statements contained in this filing or to update them to reflect circumstances occurring after the date of this filing.

This discussion should be read in conjunction with the condensed financial statements and notes presented in this Quarterly Report on Form 10-Q and the financial statements and notes in the last filed Annual Report on Form 10-K filed for the period ended January 31, 2014 for a full understanding of Mesabi Trust’s financial position and results of operations for the six month period ended July 31, 2014.

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

The Trustees do not intend to expand their responsibilities beyond those permitted or required by the Agreement of Trust, the Amendment to the Agreement of Trust dated October 25, 1982 (the “Amendment”), and those required under applicable law.  Mesabi Trust has no employees, but it engages independent consultants to assist the Trustees in, among other things, monitoring the volume and sales prices of iron ore products shipped from Silver Bay, Minnesota, based on information supplied to the Trustees by Northshore, the lessee/operator of the lands leased under the Peters Lease and Cloquet Lease (the “Peters Lease Lands” and “Cloquet Lease Lands,” respectively) and the 20% fee interest of certain lands that are particularly described in, and subject to a mining lease under, the Peters Lease (the “Mesabi Fee Lands,” and together with the Peters Lease Lands and Cloquet Lease Lands, the “Mesabi Trust lands”),, and its parent company Cliffs Natural Resources Inc. (“Cliffs”).  References to Northshore in this quarterly report, unless the context requires otherwise, are applicable to Cliffs as well.

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

Results of Operations

Comparison of Iron Ore Pellet Production and Shipments for the Three and Six Months Ended July 31, 2014 and July 31, 2013

As shown in the table below, production of iron ore pellets at Northshore from Mesabi Trust lands during the fiscal quarter ended July 31, 2014 totaled 1,094,000 tons, and shipments over the same period totaled 1,716,609 tons.  By comparison, pellet production and shipments for the comparable period in 2013 were 928,983 tons and 1,584,684 tons, respectively. The increase in production and shipments is attributable to anticipated demand and actual orders from Cliffs’ customers.

Fiscal Quarter Ended	Pellets Produced from Trust Lands (tons)	Pellets Shipped from Trust Lands (tons)
July 31, 2014	1,094,000	1,716,609
July 31, 2013	928,983	1,584,684

As shown in the table below, during the six months ended July 31, 2014, production of iron ore pellets at Northshore from Mesabi Trust lands totaled 2,272,206 tons, and shipments over the same period totaled 1,794,446 tons.  By comparison, pellet production and shipments for the comparable period in 2013 were 1,862,420 tons and 2,153,232 tons, respectively. The increase in production at Northshore, as compared to the prior comparable period, is the result of increases in anticipated demand and actual orders from Cliffs’ customers. The decrease in shipments at Northshore for the six months ended July 31, 2014 is the result of unfavorable weather conditions during the first fiscal quarter.  For the six months ended July 31, 2014, approximately 97.8% of shipments from Silver Bay, Minnesota originated from Trust lands, whereas during the same period in 2013 approximately 89.8% of shipments originated from Trust lands.

Six Months Ended	Pellets Produced from Trust Lands (tons)	Pellets Shipped from Trust Lands (tons)
July 31, 2014	2,272,206	1,794,446
July 31, 2013	1,862,420	2,153,232

Comparison of Royalty Income for the Three and Six Months Ended July 31, 2014 and July 31, 2013

Total royalty income for the fiscal quarter ended July 31, 2014 increased by $23,679 to $7,858,104, as compared to the fiscal quarter ended July 31, 2013.  The increase in total royalty income is due to the higher average sales price per ton of iron ore pellets sold and an increase in pellets shipped from Trust lands for the fiscal quarter ended July 31, 2014.  The increase in the average sales price per ton that Cliffs has generated from its customers is contributed to increased demand and inflation.

The table below shows that the base overriding royalties decreased $397,393 and the bonus royalties increased $414,112 for the three months ended July 31, 2014, as compared to the three months ended July 31, 2013. Fee royalties increased by $6,960 over the same period. The decrease in the base overriding royalties is attributable to an overall decline in the year to date volume of shipments and the related use of a lower base overriding royalty percentage during the three months ended July 31, 2014 as discussed under “Base overriding royalties” on pages 7 and 8 of this report. The increase in bonus royalties is attributable to an increase in average sales price per ton during the three months ended July 31, 2014, as compared to the three months ended July 31, 2013.

The table below summarizes the components of Mesabi Trust’s royalty income for the three months ended July 31, 2014 and July 31, 2013, respectively:

	Three Months Ended July 31,
	2014	2013
Base overriding royalties	$3,896,139	$4,293,532
Bonus royalties	3,815,169	3,401,057
Minimum advance royalties paid (recouped)	—	—
Fee royalties	146,796	139,836
Total royalty income	$7,858,104	$7,834,425

As reflected in the table below, the Trust’s total royalty income for the six months ended July 31, 2014 decreased by $2,003,438 to $8,359,404 as compared to the six months ended July 31, 2013.  The decrease is the result of a decrease in the total volume of iron ore pellets shipped during the six months ended July 31, 2014, as compared to the six months ended July 31, 2013.

The table below shows that the base overriding royalties, and the bonus royalties decreased by $1,301,345 and $714,792 to $4,053,821 and $3,998,624, respectively, and the fee royalties increased by $12,699 to $306,959 for the six months ended July 31, 2014, from the comparable period in 2013.  The decreases in the base overriding royalties and the bonus royalties are attributable to the decrease in the total volume of iron ore pellets shipped, but partially offset by higher sales prices during the six months ended July 31, 2014, as compared to the six months ended July 31, 2013.

The table below summarizes the components of Mesabi Trust’s total royalty income for the six months ended July 31, 2014 and July 31, 2013:

	Six Months Ended July 31,
	2014	2013
Base overriding royalties	$4,053,821	$5,355,166
Bonus royalties	3,998,624	4,713,416
Minimum advance royalties paid (recouped)	—	—
Fee royalties	306,959	294,260
Total royalty income	$8,359,404	$10,362,842

Comparison of Net Income, Expenses and Distributions for the Three and Six Months Ended July 31, 2014 and July 31, 2013

Net income for the fiscal quarter ended July 31, 2014 was $7,416,541, a decrease of $208,239 compared to the fiscal quarter ended July 31, 2013.  The decrease in net income for the fiscal quarter ended July 31, 2014 was the result of an increase in expenses mainly relating to the conduct of a special meeting of unitholders held in June 2014 in order to elect a new Trustee of Mesabi Trust to fill a vacancy. In connection with this Trustee election, legal fees for services related to the special unitholder meeting, proxy statement and additional filings with the SEC, as well as professional advisors’ fees and expenses related to the election and proxy solicitation process, caused the Trust’s expenses to increase by $233,884 to $443,819 for the fiscal quarter ended July 31, 2014, as compared to $209,935 for the fiscal quarter ended July 31, 2013.  The table below summarizes the Trust’s income and expenses for the fiscal quarter ended July 31, 2014 and July 31, 2013, respectively.

	Three Months Ended July 31,
	2014	2013
Total royalty income	$7,858,104	$7,834,425
Interest income	2,256	290
Total revenues	7,860,360	7,834,715
Expenses	443,819	209,935
Net income	$7,416,541	$7,624,780

Net income for the six months ended July 31, 2014 was $7,553,759, a decrease of $2,273,410 as compared to the six months ended July 31, 2013.  The decrease in net income for the six months ended July 31, 2014 was mostly the result of the decrease in the total volume of iron ore pellets shipped during the six months ended July 31, 2014, as compared to the six months ended July 31, 2013. The Trust’s expenses of $810,036 for the six months ended July 31, 2014 increased when compared with the Trust’s expenses for the six month period ended July 31, 2013, primarily as a result of the election of a new Trustee. The table below summarizes the Trust’s income and expenses for the six months ended July 31, 2014 and July 31, 2013, respectively.

	Six Months Ended July 31,
	2014	2013
Total royalty income	$8,359,404	$10,362,842
Interest income	4,391	680
Total revenues	8,363,795	10,363,522
Expenses	810,036	536,353
Net income	$7,553,759	$9,827,169

As presented on the Trust’s Condensed Statements of Income on page 2 of this quarterly report, the Trust’s net income per unit decreased $0.0159 per unit to $0.5653 per unit for the fiscal quarter ended July 31, 2014.  For the six months ended July 31, 2014, the Trust’s net income per unit decreased $0.1733 per unit to $0.5757 per unit, as compared to the prior year period. On July 11, 2014, the Trust declared a distribution of $0.32 per unit payable to Unitholders of record on July 30, 2014.  Comparatively, the Trust declared a distribution of $0.46 per unit to Unitholders in July 2013.  During the six months ended July 31, 2014 and July 31, 2013, the Trust had declared total distributions per unit of $0.32 and $0.54, respectively.

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

Comparison of Unallocated Reserve as of July 31, 2014, July 31, 2013 and January 31, 2014

As set forth in the table below, Unallocated Reserve, which is comprised of accrued income receivable, unallocated cash and U.S. Government securities for potential fixed or contingent future liabilities, and prepaid expenses and accrued expenses increased from $3,924,585 as of July 31, 2013 to $4,339,450 as of July 31, 2014.  The increase in Unallocated Reserve as of July 31, 2014, as compared to July 31, 2013, is the result of an increase in all three components of the Trust’s Unallocated reserve.  The increase in the accrued income receivable portion of the Unallocated Reserve is the result of increased shipments and higher sales prices per ton of iron ore pellets shipped for the month ended July 31, 2014, as compared to the month ended July 31, 2013. The increase in the unallocated cash and U.S. Government securities is a result of the Trustees’ determination to not make a distribution in April 2014. The determination to not make a distribution resulted from several factors, including that the Trustees were informed the anticipated quarterly royalty payment would be relatively low, the determination to make adequate provision for both ordinary expenses as well as significant anticipated costs in connection with a special meeting of Unitholders held on June 4, 2014, to make provision for anticipated negative price adjustments which will be applied to future royalties, and to increase slightly the Trust’s unallocated reserve after considering the need to maintain adequate reserves more generally. Prepaid and accrued expenses (net) increase is related to timing of payments of the Trust’s insurance policy.

	July 31,
	2014	2013
Accrued Income Receivable	$3,371,401	$3,237,094
Unallocated Cash and U.S. Government Securities	885,407	721,799
Prepaid Expenses and (Accrued Expenses) Net	82,642	(34,308)
Unallocated Reserve	$4,339,450	$3,924,585

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

The Trust’s Unallocated Reserve as of July 31, 2014 increased by $3,355,357 to $4,339,450, as compared to the fiscal year ended January 31, 2014. The increase in the Unallocated Reserve is due primarily to the increase in accrued income receivable. As of July 31, 2014, the Trust’s Unallocated Reserve consisted of $885,407 of unallocated cash and U.S. Government securities and $3,371,401 of accrued income receivable.  At January 31, 2014, the Trust’s Unallocated Reserve consisted of $957,185 in unallocated cash and U.S. Government securities and $63,253 of accrued income receivable.

	July 31, 2014	January 31, 2014
Accrued Income Receivable	$3,371,401	$63,253
Unallocated Cash and U.S. Government Securities	885,407	957,185
Prepaid Expenses and (Accrued Expenses) Net	82,642	(36,344)
Unallocated Reserve	$4,339,450	$984,094

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

In accordance with the Agreement of Trust and the Amendment, the Trustees are entitled to, and in fact do, rely upon certain experts in good faith, including (i) the independent consultants with respect to monthly production and shipment reports, which include figures on crude ore production and iron ore pellet shipments, and discussions concerning the condition and accuracy of the scales and plans regarding the development of Mesabi Trust’s mining property; and (ii) the accounting firm they have contracted with for non-audit services, including reviews of financial data related to shipping and sales reports provided by Northshore and a review of the schedule of leasehold royalties payable to Mesabi Trust.  For a discussion of additional factors, including but not limited to those that could adversely affect Mesabi Trust’s actual results and performance, see “Risk Factors” set forth on pages 3 through 8 of Mesabi Trust’s Annual Report on Form 10-K for the year-ended January 31, 2014, as updated by Part II, Item 1A of this Quarterly Report on Form 10-Q.

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

The Trust did not have any changes in critical accounting policies or in significant accounting estimates during the three months ended July 31, 2014.  For a complete description of the Trust’s significant accounting policies, please see Note 2 to the financial statements included in the Trust’s Annual Report on Form 10-K for the year ended January 31, 2014.

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

Item 5.                                                         Other Information

Mine Safety and Health Administration Safety Data.  Pursuant to §1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, Cliffs started reporting information related to certain mine safety results at Northshore.  This information is available in Part II, Item 4 of Cliffs’ Form 10-Q filed July 24, 2014.

Item 6.                   Exhibits.

31	Certification of Corporate Trustee of Mesabi Trust pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Corporate Trustee of Mesabi Trust pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1

Report of Baker Tilly Virchow Krause, LLP, dated September 5, 2014 regarding its review of the unaudited interim financial statements of Mesabi Trust as of and for the three and six months ended July 31, 2014.

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

MESABI TRUST
(Registrant)

	By:	DEUTSCHE BANK TRUST COMPANY AMERICAS
Corporate Trustee
Principal Administrative Officer and duly authorized signatory:*

	By:	DEUTSCHE BANK NATIONAL TRUST COMPANY

September 5, 2014		By:	/s/ Jeffrey Schoenfeld
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

99.1

Report of Baker Tilly Virchow Krause, LLP, dated September 5, 2014 regarding its review of the unaudited interim financial statements of Mesabi Trust as of and for the three and six months ended July 31, 2013.

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