Form 10-Q
period 2014-10-31
MESABI TRUST
filed 2014-12-05
CIK 65172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2014

or

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

As of December 3, 2014, there were 13,120,010 Units of Beneficial Interest in Mesabi Trust outstanding.

PART I - FINANCIAL INFORMATION

Item 1.                   Financial Statements.  (Note 1)

Mesabi Trust

Condensed Statements of Income

Three and Nine Months Ended October 31, 2014 and 2013

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2014	2013	2014	2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
A. Condensed Statements of Income

Revenues
Royalty income	$11,780,502	$6,347,390	$20,139,905	$16,710,231
Interest income	2,256	238	6,647	918
Total revenues	11,782,758	6,347,628	20,146,552	16,711,149

Expenses	243,152	211,113	1,053,187	747,465

Net income	$11,539,606	$6,136,515	$19,093,365	$15,963,684

Number of units outstanding	13,120,010	13,120,010	13,120,010	13,120,010

Net income per unit (Note 2)	$0.8795	$0.4677	$1.4553	$1.2167

Distributions declared per unit (Note 3)	$0.8800	$0.5100	$1.2000	$1.0500

See Notes to Condensed Financial Statements.

Mesabi Trust

Condensed Balance Sheets

October 31, 2014 and January 31, 2014

	October 31, 2014	January 31, 2014
	(unaudited)
B. Condensed Balance Sheets

Assets

Cash and cash equivalents	$11,846,811	$7,719,963

U.S. Government securities, at amortized cost (which approximates market)	82,320	205,055

Accrued income receivable	3,309,221	63,253
Prepaid expenses	92,367	54,950
Current assets	15,330,719	8,043,221

U.S. Government securities, at amortized cost (which approximates market)	633,699	510,573

Fixed property, including intangibles, at nominal values

Amended Assignment of Peters Lease	1	1

Assignment of Cloquet Lease	1	1

Certificate of beneficial interest for 13,120,010 units of land trust	1	1
	3	3

Total Assets	$15,964,421	$8,553,797

Liabilities, Unallocated Reserve and Trust Corpus

Liabilities
Distribution payable	$11,545,608	$7,478,406
Accrued expenses	85,362	91,294
Total liabilities	11,630,970	7,569,700

Unallocated Reserve (Note 4)	4,333,448	984,094
Trust Corpus	3	3

Total Liabilities, unallocated reserve and trust corpus	$15,964,421	$8,553,797

See Notes to Condensed Financial Statements.

Mesabi Trust

Condensed Statements of Cash Flows

Nine Months Ended October 31, 2014 and 2013

	Nine Months Ended
	October 31,
	2014	2013
	(unaudited)	(unaudited)
C. Condensed Statements of Cash Flows

Cash flows from operating activities
Royalties received	$16,895,966	$14,519,624
Interest received	4,618	1,156
Expenses paid	(1,096,536)	(772,259)

Net cash provided by operating activities	15,804,048	13,748,521

Cash flows from investing activities
Maturities of U.S. Government Securities	105,000	240,000
Sale of U.S. Government Securities	100,056	100,012
Purchases of U.S. Government Securities	(205,447)	(82,380)

Net cash provided by (used for) investing activities	(391)	257,632

Cash flows used for financing activities
Distributions to Unitholders	(11,676,809)	(13,513,611)

Net change in cash and cash equivalents	4,126,848	492,542

Cash and cash equivalents, beginning of year	7,719,963	6,727,461

Cash and cash equivalents, end of period	$11,846,811	$7,220,003

Reconciliation of net income to net cash provided by operating activities

Net income	$19,093,365	$15,963,684
Increase in accrued income receivable	(3,245,968)	(2,190,369)
Increase in prepaid expenses	(37,417)	(35,783)
Increase (decrease) in accrued expenses	(5,932)	10,989

Net cash provided by operating activities	$15,804,048	$13,748,521

Non Cash Financing Activity

Distributions payable	$11,545,608	$6,691,205

See Notes to Condensed Financial Statements.

Mesabi Trust

Notes to Condensed Financial Statements

October 31, 2014 (Unaudited)

Note 1.                           The financial statements included herein have been prepared without audit (except for the balance sheet at January 31, 2014) in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  In the opinion of the Trustees, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the results of operations for the three months and nine months ended October 31, 2014 and 2013, (b) the financial position at October 31, 2014 and (c) the cash flows for the nine months ended October 31, 2014 and 2013, have been made.  For further information, refer to the financial statements and footnotes included in Mesabi Trust’s Annual Report on Form 10-K for the year ended January 31, 2014.

Note 2.                           Net income per unit includes accrued income receivable.  For the three months ended October 31, 2014, the Trust recorded $3,309,221 of accrued income receivable as reflected on the Condensed Balance Sheet as of October 31, 2014 (unaudited).  Accrued income receivable is accounted for and reported for the Trust’s third fiscal quarter based on shipments during the month of October, even though such accrued income receivable is not available for distribution to Unitholders until the applicable royalties are actually received by the Trust.  Accrued income receivable also includes accruals for anticipated pricing adjustments, which can be positive or negative.   Net income per unit is based on 13,120,010 units outstanding during the period.

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

As of October 31, 2014 and January 31, 2014, the unallocated cash and U.S. Government securities portion of the Trust’s Unallocated Reserve was comprised of the following components:

Note 4. (continued)

	October 31, 2014 (unaudited)	January 31, 2014
Cash and U.S. Government securities	$12,562,830	$8,435,591
Distribution payable	11,545,608	7,478,406

Unallocated cash and U.S. Government securities	$1,017,222	$957,185

A reconciliation of the Trust’s Unallocated Reserve from January 31, 2014 to October 31, 2014 is as follows:

Unallocated Reserve, January 31, 2014	$984,094

Net income, nine months ended October 31, 2014	19,093,365
Distributions declared	(15,744,011)

Unallocated Reserve, October 31, 2014	$4,333,448

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

This discussion should be read in conjunction with the condensed financial statements and notes presented in this Quarterly Report on Form 10-Q and the financial statements and notes in the last filed Annual Report on Form 10-K filed for the period ended January 31, 2014 for a full understanding of Mesabi Trust’s financial position and results of operations for the nine month period ended October 31, 2014.

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

Results of Operations

Comparison of Iron Ore Pellet Production and Shipments for the Three and Nine Months Ended October 31, 2014 and October 31, 2013

As shown in the table below, production of iron ore pellets at Northshore from Mesabi Trust lands during the fiscal quarter ended October 31, 2014 totaled 1,201,949 tons, and shipments over the same period totaled 1,929,060 tons.  By comparison, pellet production and shipments for the comparable period in 2013 were 1,007,901 tons and 1,085,225 tons, respectively. The increase in production and shipments at Northshore in 2014, as compared to those during the comparable period in 2013, are the result of increases in anticipated demand and actual orders from Cliff’s customers.

Fiscal Quarter Ended	Pellets Produced from Mesabi Trust Lands (tons)	Pellets Shipped from Mesabi Trust Lands (tons)
October 31, 2014	1,201,949	1,929,060
October 31, 2013	1,007,901	1,085,225

As shown in the table below, during the nine months ended October 31, 2014, production of iron ore pellets at Northshore from Mesabi Trust lands totaled 3,474,155 tons, and shipments over the same period totaled 3,723,506 tons.  By comparison, pellet production and shipments for the comparable period in 2013 were 2,870,321 tons and 3,238,457 tons, respectively.   The increase in production and shipments

at Northshore for the nine months ended October 31, 2014 is the result of the increase in the orders from Cliffs’ customers. For the nine months ended October 31, 2014, approximately 89% of shipments from Silver Bay, Minnesota originated from Mesabi Trust lands, whereas during the same period in 2013 approximately 93.0% of shipments originated from Mesabi Trust lands.

Nine Months Ended	Pellets Produced from Mesabi Trust Lands (tons)	Pellets Shipped from Mesabi Trust Lands (tons)
October 31, 2014	3,474,155	3,723,506
October 31, 2013	2,870,321	3,238,457

Comparison of Royalty Income for the Three and Nine Months Ended October 31, 2014 and October 31, 2013

The Trust’s total royalty income for the fiscal quarter ended October 31, 2014 increased by $5,433,112 to $11,780,502, as compared to the fiscal quarter ended October 31, 2013.  The increase in total royalty income is due to the increase in the volume of iron ore tons shipped during the three months ended October 31, 2014, each as compared to the three months ended October 31, 2013.

The table below shows that the base overriding royalties and the bonus royalties increased by $3,202,723 and $2,172,017, respectively, for the three months ended October 31, 2014, as compared to the three months ended October 31, 2013. Fee royalties increased by $58,372 over the same period. The increases in the base overriding royalties and the bonus royalties are both attributable to the increase in the volume of iron ore tons shipped during the three months ended October 31, 2014, as compared to the three months ended October 31, 2013.

The table below summarizes the components of Mesabi Trust’s royalty income for the three months ended October 31, 2014 and October 31, 2013, respectively:

	Three Months Ended October 31,
	2014	2013
Base overriding royalties	$7,341,360	$4,138,637
Bonus royalties	4,286,482	2,114,465
Minimum advance royalties paid (recouped)	—	—
Fee royalties	152,660	94,288
Total royalty income	$11,780,502	$6,347,390

The Trust’s total royalty income for the nine months ended October 31, 2014 increased by $3,429,674 to $20,139,905 as compared to the nine months ended October 31, 2013.  The increase in total royalty income is the result of the increase in the volume of iron ore tons shipped during the nine months ended October 31, 2014, each as compared to the nine months ended October 31, 2013.

The table below shows that the base overriding royalties and the bonus royalties increased by $1,901,377 and $1,457,225 to $11,395,180 and $8,285,106, respectively, and the fee royalties increased by $71,072 to $459,619 for the nine months ended October 31, 2014, from the comparable period in 2013.  The increases in the base overriding royalties and the bonus royalties are attributable to the increase in the volume of iron ore tons shipped during the nine months ended October 31, 2014, as compared to the nine months ended October 31, 2013.

The table below summarizes the components of Mesabi Trust’s royalty income for the nine months ended October 31, 2014 and October 31, 2013:

	Nine Months Ended October 31,
	2014	2013
Base overriding royalties	$11,395,180	$9,493,803
Bonus royalties	8,285,106	6,827,881
Minimum advance royalties paid (recouped)	—	—
Fee royalties	459,619	388,547
Total royalty income	$20,139,905	$16,710,231

Comparison of Net Income, Expenses and Distributions for the Three and Nine Months Ended October 31, 2014 and October 31, 2013

Net income for the fiscal quarter ended October 31, 2014 was $11,539,606, an increase of $5,403,091 compared to the fiscal quarter ended October 31, 2013.  The increase in net income for the fiscal quarter ended October 31, 2014 was the result of the increase in the volume of iron ore tons shipped during the fiscal quarter ended October 31, 2014.  The Trust’s expenses increased by $32,039 to $243,152 for the fiscal quarter ended October 31, 2014, as compared to the fiscal quarter ended October 31, 2013, as a result of a modest increase in legal and consulting fees.  The table below summarizes the Trust’s income and expenses for the fiscal quarter ended October 31, 2014 and October 31, 2013, respectively.

	Three Months Ended October 31,
	2014	2013
Total royalty income	$11,780,502	$6,347,390
Interest income	2,256	238
Total revenues	11,782,758	6,347,628
Expenses	243,152	211,113
Net income	$11,539,606	$6,136,515

Net income for the nine months ended October 31, 2014 was $19,093,365, an increase of $3,129,681 as compared to the nine months ended October 31, 2013.  The increase in net income for the nine months ended October 31, 2014 was the result of the increase in the volume of iron ore tons shipped during the nine months ended October 31, 2014. The Trust’s expenses for the nine months ended October 31, 2014 increased, compared with the Trust’s expenses for the nine month period ended October 31, 2013. The primary factor resulting in the higher expenses was convening a special meeting of the Unitholders and the proxy solicitation related to the election of a new Trustee. The table below summarizes the Trust’s income and expenses for the nine months ended October 31, 2014 and October 31, 2013, respectively.

	Nine Months Ended October 31,
	2014	2013
Total royalty income	$20,139,905	$16,710,231
Interest income	6,647	918
Total revenues	20,146,552	16,711,149
Expenses	1,053,187	747,465
Net income	$19,093,365	$15,963,684

As presented on the Trust’s Condensed Statements of Income on page 2 of this quarterly report, the Trust’s net income per unit increased by $0.4118 per unit to $0.8795 per unit for the fiscal quarter ended October 31, 2014, as compared to that during the comparable period in 2013.  For the nine months ended October 31, 2014, the Trust’s net income per unit increased by $0.2385 per unit to $1.4553 per unit, as compared to that during the comparable period in 2013. On October 14, 2014, the Trust declared a distribution of $0.88 per unit payable to Unitholders of record on October 30, 2014.  Comparatively, the Trust declared a distribution of $0.51 per unit to Unitholders in October 2013.  During the nine months ended October 31, 2014 and October 31, 2013, the Trust had declared total distributions per unit of $1.200 and $1.050, respectively.

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

Comparison of Unallocated Reserve as of October 31, 2014, October 31, 2013 and January 31, 2014

As set forth in the table below, Unallocated Reserve, which is comprised of accrued income receivable, unallocated cash and U.S. Government securities for potential fixed or contingent future liabilities, and prepaid expenses and accrued expenses, increased from $3,369,895 as of October 31, 2013 to $4,333,448 as of October 31, 2014.   The increase in Unallocated Reserve as of October 31, 2014, as compared to October 31, 2013, is primarily the result of the accrued income receivable and the unallocated cash and U.S government securities. The increase in the accrued income receivable portion of the Unallocated Reserve is the result of increased shipments for the month ended October 31, 2014, as compared to the month ended October 31, 2013. The increase in the unallocated cash and U.S. Government securities for potential fixed or contingent future liabilities is due to the Trustee’s decision to increase the Trustee’s cash reserve.

	October 31,
	2014	2013
Accrued Income Receivable	$3,309,221	$2,408,422
Unallocated Cash and U.S. Government Securities	1,017,222	915,036
Prepaid Expenses and (Accrued Expenses) Net	7,005	46,437
Unallocated Reserve	$4,333,448	$3,369,895

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

The Trust’s Unallocated Reserve as of October 31, 2014 increased by $3,349,354 to $5,030,445, as compared to the fiscal year ended January 31, 2014. The increase in the Unallocated Reserve is due primarily to the increase of the accrued income receivable. As of October 31, 2014, the Trust’s Unallocated Reserve consisted of $1,017,222 of unallocated cash and U.S. Government securities and $3,309,221 of accrued income receivable.  At January 31, 2014, the Trust’s Unallocated Reserve consisted of $957,185 in unallocated cash and U.S. Government securities and $63,253 of accrued income receivable.

	October 31, 2014	January 31, 2014
Accrued Income Receivable	$3,309,221	$63,253
Unallocated Cash and U.S. Government Securities	1,017,222	957,185
Prepaid Expenses and (Accrued Expenses) Net	7,005	(36,344)
Unallocated Reserve	$4,333,448	$984,094

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

The Trust did not have any changes in critical accounting policies or in significant accounting estimates during the three months ended October 31, 2014.  For a complete description of the Trust’s significant accounting policies, please see Note 2 to the financial statements included in the Trust’s Annual Report on Form 10-K for the year ended January 31, 2014.

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

Item 5.                               Other Information

Mine Safety and Health Administration Safety Data.  Pursuant to §1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, Cliffs started reporting information related to certain mine safety results at Northshore.  This information is available in Part II, Item 4 of Cliffs’ Form 10-Q filed November 7, 2014.

Item 6.                   Exhibits.

31	Certification of Corporate Trustee of Mesabi Trust pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Corporate Trustee of Mesabi Trust pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1

Report of Baker Tilly Virchow Krause, LLP, dated December 5, 2014 regarding its review of the unaudited interim financial statements of Mesabi Trust as of and for the three and nine months ended October 31, 2014.

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

MESABI TRUST
(Registrant)

	By:	DEUTSCHE BANK TRUST COMPANY AMERICAS
Corporate Trustee
Principal Administrative Officer and duly authorized signatory:*

	By:	DEUTSCHE BANK NATIONAL TRUST COMPANY

December 5, 2014		By:	/s/ Jeffrey Schoenfeld
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

99.1

Report of Baker Tilly Virchow Krause, LLP, dated December 5, 2014 regarding its review of the unaudited interim financial statements of Mesabi Trust as of and for the three and nine months ended October 31, 2014.

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