Form 10-K
period 2015-01-31
MESABI TRUST
filed 2015-04-15
CIK 65172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). No ☒  Yes ☐

As of July 31, 2014, the aggregate market value of the Units of Beneficial Interest in the registrant held by non-affiliates of the registrant was $243,333,174* based on the closing sale price as reported on the New York Stock Exchange.  As of April 13, 2015, there were 13,120,010 Units of Beneficial Interest in Mesabi Trust outstanding.

*Includes approximately $185,800 representing the market value, as of July 31, 2014, of 10,000 Units of Beneficial Interest the beneficial ownership of which is disclaimed by affiliates (see Item 12 herein).

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Annual Report of the Trustees for the Fiscal Year Ended January 31, 2015 (Annual Report)	Parts I, II, and IV

PART I

ITEM 1.                                              BUSINESS.

(a)                                 General Development of Business.

The information under the headings “Trustees’ Discussion and Analysis of Financial Condition and Results of Operations,” “The Trust Estate,” “Leasehold Royalties,” and “Land Trust and Fee Royalties” beginning on pages 14, 23, 30 and 33, respectively, of the Annual Report of the Trustees of Mesabi Trust for the fiscal year ended January 31, 2015 (the “Annual Report”) is incorporated herein by reference.

(b)                                 Financial Information About Segments.

Substantially all of the revenue, operating profits and assets of Mesabi Trust (“Mesabi Trust” or the “Trust”) relate to one business segment—iron ore mining.  The information under the heading “Selected Financial Data” set forth on page 13 of the Annual Report is incorporated herein by reference.

(c)                                  Narrative Description of Business.

The information under the headings “Overview,” “Trustees’ Discussion and Analysis of Financial Condition and Results of Operations,” “The Trust Estate,” and “Leasehold Royalties” beginning on pages 2, 14, 23 and 30, respectively, of the Annual Report is incorporated herein by reference.

(d)                                 Financial Information About Geographical Areas.

All of the Trust’s revenues are derived from the assets of the Trust, information of which is set forth under the heading “The Trust Estate” beginning on page 23 of the Annual Report. The information under the heading “Selected Financial Data” set forth on page 13 of the Annual Report is incorporated herein by reference.

(e)                                  Availability of Reports on Registrant’s Website.

The information on the cover page of the Annual Report, set forth on page 1 thereof, is incorporated herein by reference.

ITEM 1A.                                     RISK FACTORS.

The information under the heading “Risk Factors” set forth on pages 3 through 11 of the Annual Report is incorporated herein by reference.

ITEM 1B.                                     UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.                                                PROPERTIES.

The information under the heading “The Trust Estate” beginning on page 23 of the Annual Report is incorporated herein by reference.

ITEM 3.                                                LEGAL PROCEEDINGS.

None.

ITEM 4.                                                MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.                                                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The information under the headings “Unallocated Reserve” and “Certificates of Beneficial Interest” set forth on pages 34 and 35 of the Annual Report is incorporated herein by reference.

ITEM 6.                                                SELECTED FINANCIAL DATA.

The information under the heading “Selected Financial Data” beginning on page 13 of the Annual Report is incorporated herein by reference.

ITEM 7.                                                TRUSTEES’ DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information under the headings “Trustees’ Discussion and Analysis of Financial Condition and Results of Operations,” “Leasehold Royalties,” “Trust Expenses,” and “Unallocated Reserve” beginning on pages 14, 30, 33 and 34, respectively, of the Annual Report is incorporated herein by reference.

ITEM 7A.                                       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.                                                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements, including the Independent Registered Public Accounting Firm’s report thereon, filed as a part of this Form 10-K, are presented on pages F-3 through F-15 and are incorporated herein by reference.

ITEM 9.                                              CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.                                       CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.  The Trust maintains a system of disclosure controls and procedures designed to ensure that information required to be disclosed by the Trust in the reports that it furnishes or files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and regulations of the Securities and Exchange Commission.  Due to the pass-through nature of the Trust, the Trust’s disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by Mesabi Trust is received from Cliffs Natural Resources Inc. (“Cliffs”) and its wholly-owned subsidiary, Northshore Mining Company (“Northshore”).  In order to help ensure the accuracy and completeness of the information required to be disclosed in the Trust’s periodic and current reports, the Trust employs certified public accountants, geological consultants, and attorneys.  These professionals hired by the Trust advise the Trust in its review and compilation of the information in this Form 10-K and the other periodic reports filed by the Trust with the SEC

As part of their evaluation of Mesabi Trust’s disclosure controls and procedures, the Trustees rely on quarterly shipment and royalty calculations provided by Northshore and Cliffs.  Because Northshore has declined to provide a written certification attesting to whether Northshore has established disclosure controls and procedures and internal controls sufficient to enable it to verify that the information furnished to the Trustees is accurate and complete, the Trustees also rely on (a) an annual certification from Northshore and Cliffs, certifying as to the accuracy of the royalty calculations, and (b) the related due diligence review performed by the Trust’s accountants.  In addition, Mesabi Trust’s consultants review the schedule of leasehold royalties payable, and shipping and sales reports provided by Northshore against production and shipment reports prepared by Eveleth Fee Office, Inc., an independent consultant to Mesabi Trust (“Eveleth Fee Office”). Eveleth Fee Office performs inspections of the Northshore mine and its pelletizing operations, observes production and shipping activities, gathers production and shipping information from Northshore and prepares monthly production and shipment reports for the Trustees. Furthermore, as part of its engagement by Mesabi Trust, Eveleth Fee Office also attends Northshore’s calibration and testing of its crude ore scales and boat loader scales which are conducted on a periodic basis.

As of the end of the period covered by this report, the Trustees carried out an evaluation of Mesabi Trust’s disclosure controls and procedures.  The Trustees have concluded that such disclosure controls and procedures are effective.

Trustees’ Report on Internal Control over Financial Reporting.  The Trustees’ Report on Internal Control over Financial Reporting is set forth on page F-2 of the Annual Report.  The attestation report of the Trust’s independent registered public accounting firm on its assessment of the Trust’s internal control over financial reporting is set forth on pages F-3 and F-4 of the Annual Report.

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

The Trust has not designated a separate audit committee comprised of independent committee members relying on an exemption provided by Rule 10A-3 of the Securities Exchange Act of 1934, as amended.  As such, the Trustees have not designated an “audit committee financial expert.”  The Trustees collectively perform the functions of an audit committee.

To carry out the Trustees’ duties under the Agreement of Trust, the Trustees meet on a quarterly basis to discuss information and circumstances relevant to the Trust.  The Trustees also conduct telephone conferences from time to time between the quarterly meetings to address developments that require more timely attention.  The Trust held sixteen meetings either in person or via teleconference in fiscal 2015 and took action by unanimous written consent on one occasion.  All of the Trustees were present at all meetings held in fiscal 2015.

In the third quarter of each year, the Trustees’ meeting is typically conducted in connection with the Trustees’ annual inspection trip in which they personally visit and tour Northshore’s mining operations and plant facilities located near Babbitt and in Silver Bay, Minnesota, respectively.  During the inspection trip, the Trustees meet with and interview Northshore personnel with respect to Northshore’s current operations, changes in operations, mining plans, capital equipment and facilities

Because Mesabi Trustees are appointed until they resign or are removed, at the time of nomination the

Trustees believe that it is necessary for each Trustee to possess many qualities and skills. Set forth below are the present Trustees’ principal occupations and directorships held with other public corporations during the past five years, or longer as material, their ages and the year each of the Trustees was first elected as a Trustee of the Trust.

Robert C. Berglund

Age: 68

Year Appointed and elected as Individual Trustee: 2009

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

James A. Ehrenberg

Age: 72

Year Appointed and elected as Individual Trustee: 2006

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

Richard G. Lareau

Age: 86

Year Appointed and elected as Individual Trustee: 1990

Retired Senior Partner, Oppenheimer Wolff & Donnelly LLP

Mr. Lareau retired in 2014 as a senior partner in the law firm of Oppenheimer Wolff & Donnelly LLP with which firm he had been associated since 1956.  Through his legal work, Mr. Lareau has represented numerous clients on a wide range of issues including, corporate, trust and real estate law.  Over the course of his legal career, Mr. Lareau has also served as a director on the boards of numerous publicly-traded companies.  During his service as a director on the boards of publicly-traded corporations, Mr. Lareau also served as a member, and frequently as chair, of board committees, including: audit, compensation, governance, nominating, and executive.

Michael P. Mlinar

Age: 61

Year Appointed and elected as Individual Trustee: 2014

Retired Mining Engineer, Cliffs Natural Resources, Inc.

Mr. Mlinar, appointed and elected as a Mesabi Trustee in 2014, retired from his position as Vice President of NAIO Initiatives at North American Iron Ore in 2013 after spending thirty-six years in mining production and operations management with Cliffs.  Mr. Mlinar joined Cliffs in 1977 after graduating from Michigan Technological University in 1976 with a B.S. in Mining Engineering and then working as a research engineer at Continental Oil Company’s Coal Field Research Center. From 1977 to 2003, Mr. Mlinar worked as an engineer at Tilden & Empire Mines, eventually becoming a General Manager there. After 2003, he went on to become a General Manager at three different Cliffs subsidiaries: Hibbing Taconite & United Taconite, Northshore Mining, and then Integration Lead at Bloom Lake, eventually leaving in 2011 to become a Vice President at North American Iron Ore.

Mr. Mlinar started working in October 2014 as a part-time, salaried employee for Krech Ojard & Associates, Inc. (“Krech”), a private engineering consulting firm, which provides consulting services to its customers in diverse industries, including Cliffs and Northshore. Mr. Mlinar is not, and has never been, an owner, partner, officer or director of Krech. Mr. Mlinar’s part-time employment included providing engineering consulting services through Krech for Cliffs, for which he received compensation that was not material.

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

Pursuant to the Amendment, each individual Trustee receives at least $20,000 in annual compensation for services as Trustee.  Each year, annual Trustee compensation is adjusted up or down (but not below $20,000) in accordance with changes from the November 1981 level of 295.5 (the “1981 Escalation Level”) in the All Commodities Producer Price Index (with 1967 = 100 as a base).  The All Commodities Producer Price Index is published by the U.S. Department of Labor, Bureau of Labor Statistics.  The adjustment is made at the end of each fiscal year and is calculated on the basis of the proportion between (a) the level of such index for the November preceding the end of such fiscal year, and (b) the 1981 Escalation Level.  Any action to modify or otherwise vary the compensation of the individual Trustees as provided by the Amendment must be approved by the affirmative vote of 66 2/3% in interest of the Trust Certificates then outstanding.  Each of the individual Trustees received total compensation of $41,756 during fiscal 2015, except for Mr. Mlinar who was elected in June 2014 and received in total $40,067 as compensation during fiscal 2015.

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

Additionally, each year the Corporate Trustee receives $62,500 to cover clerical and administrative services to Mesabi Trust, other than services customarily performed by a registrar or transfer agent for which the Corporate Trustee is paid additional service fees.  The Corporate Trustee earned $120,556 in cash compensation for the fiscal year ended January 31, 2015, inclusive of the $62,500 administrative fee. The Corporate Trustee also received $9,603 for its services as registrar and transfer agent for the year ended January 31, 2015.  Accordingly, the Corporate Trustee earned $130,159 in total compensation for the fiscal year ended January 31, 2015.

Under the Amendment, the Individual Trustees may, in extraordinary circumstances, pay additional compensation to the Corporate Trustee.  The decision to pay such compensation must be unanimously approved by the Individual Trustees.  The Corporate Trustee did not receive any compensation for extraordinary services with respect to the year ended January 31, 2015.

Trustees’ Compensation Report

The Trustees have not designated a compensation committee and are not required to do so by applicable law or regulation.  The Trustees, as a group, have reviewed and discussed the Compensation Discussion and Analysis (“CD&A”) and based on such review and discussion have recommended that the CD&A be included in this Annual Report on Form 10-K.

MESABI TRUST

Deutsche Bank Trust Company Americas
Robert C. Berglund
James A. Ehrenberg
Richard G. Lareau
Michael P. Mlinar

Trustee Compensation

Summary Compensation Table

The table below summarizes the total compensation earned by each of the Individual Trustees and the Corporate Trustee in the fiscal year ended January 31, 2015.

Name	Trustee Fees Earned ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)

Deutsche Bank Trust Company Americas, Corporate Trustee	$120,556	N/A	N/A	N/A	N/A	9,603	(1)	$130,159

Robert C. Berglund	$41,756	N/A	N/A	N/A	N/A	N/A		$41,756

James A. Ehrenberg	$41,756	N/A	N/A	N/A	N/A	N/A		$41,756

Richard G. Lareau	$41,756	N/A	N/A	N/A	N/A	N/A		$41,756

Michael P. Mlinar	$40,067	N/A	N/A	N/A	N/A	N/A		$40,067

(1)         Represents fees and disbursements paid to Deutsche Bank Trust Company Americas for its services as registrar and transfer agent of the Units.

ITEM 12.                                         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND TRUSTEES.

Based on information that has been obtained from Mesabi Trust’s records and a review of statements of beneficial ownership filed with Mesabi Trust pursuant to Rule 13d-1 or Rule 13d-2 under the Securities Exchange Act of 1934, as amended, no person known to Mesabi Trust beneficially owns more than 5% in interest of the Trust Certificates outstanding as of April 1, 2015.

The table below sets forth information as to the Units of Beneficial Interest in Mesabi Trust beneficially owned as of April 1, 2015 by the Trustees individually and as a group.  Except as otherwise indicated and subject to applicable community property laws, each Trustee has sole voting and investment powers with respect to the securities listed.  There were no Certificates of Beneficial Interest of Mesabi Trust pledged by the Trustees as of January 31, 2015.  The Trust does not have any compensation plans under which securities of the Trust are authorized for issuance.

Name	Amount of Beneficial Ownership of Units		Percent of Class

Deutsche Bank Trust Company Americas	0		0

Robert C. Berglund	2,000		**

James A. Ehrenberg	3,000	(1)	**

Richard G. Lareau	24,000	(2)	**

Michael P. Mlinar	4,499	(3)	**

All trustees as a group	33,499		**

** Less than 1%

(1)         All Units are held by James A. Ehrenberg and Donna Jean Ehrenberg Revocable Trust Dated September 12, 2012. Mr. and Mrs. Ehrenberg, as the trustees of the revocable trust, share the investment and voting power over all of those Units.

(2)         Includes 10,000 Units owned by Mr. Lareau’s wife, over which Mr. Lareau does not have any investment or voting power and as to which Mr. Lareau disclaims any beneficial ownership.

(3)         All Unites are held by Mr. Mlinar and his wife as joint tenants with right of survivorship. Mr. and Mrs. Mlinar share the investment and voting power over all of those Units.

ITEM 13.                                         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Mr. Richard G. Lareau, who became a Trustee on March 7, 1990, retired in 2014 as a senior partner in the law firm of Oppenheimer Wolff & Donnelly LLP with which firm he had been associated since 1956.  That firm has been retained by Mesabi Trust since 1961 to act with respect to matters of Minnesota law, and was retained in 1991 by the Trustees other than Mr. Lareau to act as general legal counsel.  Mesabi Trust paid Oppenheimer Wolff & Donnelly LLP (“Oppenheimer”) fees totaling $457,897 for legal services provided to the Trust during the fiscal year ended January 31, 2015 compared with fees totaling $306,564 for legal services provided to the Trust during fiscal year ended January 31, 2014.  Please see the disclosure under the heading “Trust Expenses” beginning on page 33 of the Annual Report for additional information regarding the fees paid to Oppenheimer for the Trust’s legal expenses.

Related Person Transaction Policy

During the fiscal year ended January 31, 2015, the Trustees met on a quarterly basis and reviewed and approved or ratified certain transactions that occurred during each of the prior fiscal quarters.  In connection with their review of the Trust’s transactions, the Trustees consider whether there have been any related person transactions.  In determining whether to approve a related person transaction, the Trustees consider the following factors, in addition to any other factors they deem necessary or appropriate:

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

Based on their review of the Trust’s transactions during the fiscal year ended January 31, 2015, the Trustees concluded that there were no related person transactions required to be disclosed in this Annual Report on Form 10-K.

Pass-Through Royalty Trust Exemptions

Because of its legal structure and character as a pass-through royalty trust, the Trust is exempt from Rule 10A-3 of the Securities Exchange Act and the Corporate Governance Standards set forth in Section 303A of the New York Stock Exchange’s Listed Company Manual.

ITEM 14.                                         PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(a)                  Audit Fees.

The aggregate fees paid during fiscal 2015 for professional services rendered by Baker Tilly Virchow Krause, LLP (“Baker Tilly”) for the audit of the Trust’s annual financial statements, the attestation report of the

Trustees’ assessment of internal control over financial reporting and review of the financial statements included in the Trust’s quarterly reports on Form 10-Q were $60,115.

The aggregate fees paid during fiscal 2014 for professional services rendered by Baker Tilly for the audit of the Trust’s annual financial statements, the audit of the Trustees’ assessment of internal control over financial reporting and review of the financial statements included in the Trust’s quarterly reports on Form 10-Q were $49,050.

(b)                    Audit-Related Fees.

No fees were paid to Baker Tilly for assurance and related services that were not reasonably related to the performance of the audit or review of the Trust’s financial statements for fiscal 2015 or fiscal 2014.

(c)                        Tax Fees.

No fees were paid to Baker Tilly for tax compliance, tax advice and tax planning for Mesabi Trust for fiscal 2015 or fiscal 2014.

(d)                       All Other Fees.

No other fees were paid to Baker Tilly for services provided to Mesabi Trust, other than those described in item (a), for fiscal 2015 or fiscal 2014.

Before an independent registered public accounting firm is engaged to perform audit and review services for the Trust, the Trustees approve the engagement.

PART IV

ITEM 15.                                         EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) 1.                    Financial Statements:

The following Financial Statements are incorporated in this Report by reference from the following pages of the Annual Report:

Report of Independent Registered Public Accounting Firm	Page F-3

Balance Sheets as of January 31, 2015 and 2014	Page F-5

Statements of Income for the years ended January 31, 2015, 2014, and 2013	Page F-6

Statements of Unallocated Reserve and Trust Corpus for the years ended January 31, 2015, 2014, and 2013	Page F-7

Statements of Cash Flows for the years ended January 31, 2015, 2014, and 2013	Page F-8

Notes to Financial Statements	Pages F-9 - F-15

(a) 3.      Exhibits:

Item No.	Item	Filing Method

3	Agreement of Trust dated as of July 18, 1961	Incorporated by reference from Exhibit 3 to Mesabi Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 1987.

3(a)	Amendment to the Agreement of Trust dated as of October 25, 1982	Incorporated by reference from Exhibit 3(a) to Mesabi Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 1988.

4	Instruments defining the rights of Trust Certificate Holders	Incorporated by reference from Exhibit 4 to Mesabi Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 1987.

10(a)	Peters Lease	Incorporated by reference from Exhibits 10(a) - 10(d) to Mesabi Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 1987.

10(b)	Amendment of Assignment of Peters Lease	Incorporated by reference from Exhibits 10(a) - 10(d) to Mesabi Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 1987.

10(c)	Cloquet Lease	Incorporated by reference from Exhibits 10(a) - 10(d) to Mesabi Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 1987.

10(d)	Assignment of Cloquet Lease	Incorporated by reference from Exhibits 10(a) - 10(d) to Mesabi Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 1987.

10(e)	Modification of Lease, made as of January 23, 1946	Filed herewith.

10(f)	Modification of Lease and Consent to Assignment dated as of October 22, 1982	Incorporated by reference from Exhibit 10(e) to Mesabi Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 1988.

Item No.	Item	Filing Method

10(g)	Amendment of Assignment, Assumption and Further Assignment of Peters Lease	Incorporated by reference from Exhibit A to Mesabi Trust’s Report on Form 8-K dated August 17, 1989.

10(h)	Amendment of Assignment, Assumption and Further Assignments of Cloquet Lease	Incorporated by reference from Exhibit B to Mesabi Trust’s Report on Form 8-K dated August 17, 1989.

10(i)	Summary Description of Trustees’ Compensation	Filed herewith.

13	Annual Report of the Trustees of Mesabi Trust for the fiscal year ended January 31, 2015	Filed herewith.

14	Trustees Code of Ethics	Incorporated by reference from Exhibit 13 to Mesabi Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004.

31	Certification of Corporate Trustee of Mesabi Trust pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32	Certification of Corporate Trustee of Mesabi Trust pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

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

Dated:  April 15, 2015

MESABI TRUST

By:	DEUTSCHE BANK TRUST COMPANY
AMERICAS
Corporate Trustee

Principal Administrative Officer and duly authorized signatory:*

By:	Deutsche Bank National Trust Company

	By:	/s/ Kenneth R. Ring
Kenneth R. Ring
Vice President, Corporate Debt & Agency

* There are no principal executive officers or principal financial officers of the registrant.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert C. Berglund	April 15, 2015
Robert C. Berglund
Individual Trustee

/s/ James A. Ehrenberg	April 15, 2015
James A. Ehrenberg
Individual Trustee

/s/ Richard G. Lareau	April 15, 2015
Richard G. Lareau
Individual Trustee

/s/ Kenneth R. Ring	April 15, 2015
Kenneth R. Ring
Vice President, Corporate Debt & Agency
Deutsche Bank Trust Company Americas

/s/ Michael P. Mlinar	April 15, 2015
Michael P. Mlinar
Individual Trustee