Form 10-Q
period 2015-04-30
MESABI TRUST
filed 2015-06-05
CIK 65172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2015

or

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

As of June 5, 2015, there were 13,120,010 Units of Beneficial Interest in Mesabi Trust outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements. (Note 1)

Mesabi Trust

Condensed Statements of Income

Three Months Ended April 30, 2015 and 2014

		Three Months Ended
		April 30,
		2015	2014
		(unaudited)	(unaudited)
A.	Condensed Statements of Income

	Revenues
	Royalty income	$1,315,953	$501,300
	Interest income	2,057	2,135
	Total revenues	1,318,010	503,435

	Expenses	377,744	366,217

	Net income	$940,266	$137,218

	Number of units outstanding	13,120,010	13,120,010

	Net income per unit (Note 2)	$0.0717	$0.0105

	Distributions declared per unit (Note 3)	$—	$—

See Notes to Condensed Financial Statements.

Mesabi Trust

Condensed Balance Sheets

April 30, 2015 and January 31, 2015

		April 30, 2015	January 31, 2015
		(unaudited)
B.	Condensed Balance Sheets

	Assets

	Cash and cash equivalents	$802,802	$8,717,943

	U.S. Government securities, at amortized cost (which approximates market)	528,593	510,573

	Accrued income receivable	1,023,223	558,385
	Prepaid expenses	55,874	54,957
	Current assets	2,410,492	9,841,858

	U.S. Government securities, at amortized cost (which approximates market)	238,047	255,759

	Fixed property, including intangibles, at nominal values

	Amended Assignment of Peters Lease	1	1

	Assignment of Cloquet Lease	1	1

	Certificate of beneficial interest for 13,120,010 units of land trust	1	1
	Total other assets	3	3

	Total assets	$2,648,542	$10,097,620

	Liabilities, Unallocated Reserve and Trust Corpus

	Liabilities
	Distribution payable	$—	$8,396,806
	Accrued expenses	97,149	89,687
	Total liabilities	97,149	8,486,493

	Unallocated Reserve (Note 4)	2,551,390	1,611,124
	Trust Corpus	3	3

	Total liabilities, unallocated reserve and trust corpus	$2,648,542	$10,097,620

See Notes to Condensed Financial Statements.

Mesabi Trust

Condensed Statements of Cash Flows

Three Months Ended April 30, 2015 and 2014

		Three Months Ended
		April 30,
		2015	2014
		(unaudited)	(unaudited)
C.	Condensed Statements of Cash Flows

	Cash flows from operating activities
	Royalties received	$853,153	$520,936
	Interest received	19	229
	Expenses paid	(371,199)	(348,816)

	Net cash provided by operating activities	481,973	172,349

	Cash flows from investing activities
	Maturities of U.S. Government Securities	82,320	105,000
	Sale of U.S. Government Securities	—	100,056
	Purchases of U.S. Government Securities	(82,628)	(100,340)

	Net cash provided by (used for) investing activities	(308)	104,716

	Cash flows used for financing activities
	Distributions to Unitholders	(8,396,806)	(7,478,406)

	Net change in cash and cash equivalents	(7,915,141)	(7,201,341)

	Cash and cash equivalents, beginning of year	8,717,943	7,719,963

	Cash and cash equivalents, end of period	$802,802	$518,622

	Reconciliation of net income to net cash provided by operating activities

	Net income	$940,266	$137,218
	Decrease (increase) in accrued income receivable	(464,838)	17,730
	Decrease (increase) in prepaid expenses	(917)	978
	Increase in accrued expenses	7,462	16,423

	Net cash provided by operating activities	$481,973	$172,349

See Notes to Condensed Financial Statements.

MESABI TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS

April 30, 2015 (Unaudited)

Note 1.                           The financial statements included herein have been prepared without audit (except for the balance sheet at January 31, 2015) in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  In the opinion of the Trustees, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the results of operations for the three months ended April 30, 2015 and 2014, (b) the financial position at April 30, 2015, and (c) the cash flows for the three months ended April 30, 2015 and 2014, have been made.  For further information, refer to the financial statements and footnotes included in Mesabi Trust’s Annual Report on Form 10-K for the year ended January 31, 2015.

Note 2.                           Net income per unit includes accrued income receivable.  For the three months ended April 30, 2015, the Trust recorded $1,023,223 of accrued income receivable as reflected on the Condensed Balance Sheet as of April 30, 2015 (unaudited).  Accrued income receivable is accounted for and reported for the Trust’s first fiscal quarter based on mining and shipments during the month of April even though such accrued income receivable is not available for distribution to Unitholders until the applicable royalties are actually received by the Trust.  Accrued income receivable also includes accruals for anticipated pricing adjustments, which can be positive or negative. Net income per unit is based on 13,120,010 units outstanding during the period.

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

Note 4.                           During recent periods, the Trustees had determined that Mesabi Trust’s unallocated reserve should usually be within the range of $500,000 to $1,000,000. In April 2015, the Trustees determined that the unallocated reserve may no longer necessarily be within such range.  Rather, each quarter, as authorized by the Agreement of Trust, the Trustees will reevaluate all relevant factors including all costs, expenses, obligations, and present and future liabilities of the Trust (whether known or contingent) in determining a prudent level of unallocated reserve in light of the unpredictable nature of the iron ore industry and current economic conditions. Accordingly, although the actual amount of the Unallocated Reserve will fluctuate from time to time, and may increase or decrease from its current level, it is currently intended that future distributions will be highly dependent upon royalty payments received quarterly and the level of Trust expenses that the Trustees anticipate occurring in subsequent quarters.  Pursuant to the Agreement of Trust, the Trust makes cash distributions to Unitholders based on the royalty payments it receives from Northshore when received, rather than as royalty income is recorded in accordance with the Trust’s revenue recognition policy.  Refer to Note 3 for further information.

As of April 30, 2015 and January 31, 2015, the unallocated cash and U.S. Government securities portion of the Trust’s Unallocated Reserve was comprised of the following components:

	April 30, 2015 (unaudited)	January 31, 2015
Cash and U.S. Government securities	$1,569,442	$9,484,275
Distribution payable	—	(8,396,806)

Unallocated cash and U.S. Government securities	$1,569,442	$1,087,469

A reconciliation of the Trust’s Unallocated Reserve from January 31, 2015 to April 30, 2015 is as follows:

Unallocated Reserve, January 31, 2015	$1,611,124

Net income	940,266
Distributions declared	—

Unallocated Reserve, April 30, 2015	$2,551,390

Item 2.  Trustees’ Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Certain information included in this Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934.  All such forward-looking statements, including those statements regarding estimation of iron ore pellet production, shipments or pricing, are based on information from the lessee/operator (and its parent corporation) of the mine located on the lands owned and held in trust for the benefit of the holders of units of beneficial interest of Mesabi Trust.  These statements may be identified by the use of forward-looking words, such as “may,” “will,” “could,” “project,” “predict, “ “intend,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “should,” “assume,” “forecast” and other similar words.  Such forward-looking statements are inherently subject to known and unknown risks and uncertainties.  Actual results and future developments could differ materially from the results or developments expressed in or implied by these forward-looking statements.  These risks and uncertainties include, but are not limited to, volatility of iron ore and steel prices, market supply and demand, competition, environmental hazards, health and safety conditions, regulation or government action, litigation and uncertainties about estimates of reserves.  Further, substantial portions of royalties earned by Mesabi Trust are based on estimated prices that are subject to interim and final adjustments which can be positive or negative and are dependent in part on multiple price and inflation index factors under agreements to which Mesabi Trust is not a party and that are not known until after the end of a contract year.  It is possible that future negative price adjustments could partially or even completely offset royalties or royalty income that would otherwise be payable to the Trust in any particular quarter, or at year end, thereby potentially reducing cash available for distribution to the Trust’s Unitholders in future quarters.  For a discussion of the factors, including without limitation, those that could materially and adversely affect Mesabi Trust’s actual results and performance, see “Risk Factors” set forth on pages 3 through 8 of Mesabi Trust’s Annual Report on Form 10-K for the year-ended January 31, 2015.  Mesabi Trust undertakes no obligation, other than that imposed by law, to make any revisions to the forward-looking statements contained in this filing or to update them to reflect circumstances occurring after the date of this filing.

This discussion should be read in conjunction with the condensed financial statements and notes presented in this Quarterly Report on Form 10-Q and the financial statements and notes in the last filed Annual Report on Form 10-K filed for the period ended January 31, 2015 for a full understanding of Mesabi Trust’s financial position and results of operations for the three month period ended April 30, 2015.

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

•                                          Royalty bonuses.  The Trust earns royalty bonuses when iron ore products shipped from Silver Bay are sold at prices above a threshold price per ton.  The royalty bonuses are calculated based on a percentage of the gross proceeds of product shipped from Silver Bay and sold at prices above a threshold price.  The threshold price is adjusted (but not below $30.00 per ton) on an annual basis for inflation and deflation (the “Adjusted Threshold Price”).  The Adjusted Threshold Price was $52.31 per ton for calendar year 2014 and is $53.01 per ton for calendar year 2015.  The royalty bonus percentage ranges from 1/2 of 1% of the gross proceeds (on all tonnage shipped for sale at prices between the Adjusted Threshold Price and $2.00 above the Adjusted Threshold Price) to 3% of the gross proceeds (on all tonnage shipped for sale at prices $10.00 or more above the Adjusted Threshold Price).  Royalty bonuses are subject to price adjustments under the Cliffs Pellet Agreements and, as described elsewhere in this report, such adjustments may be positive or negative.

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

•                                          Minimum advance royalties.  Northshore’s obligation to pay base overriding royalties and royalty bonuses with respect to the sale of iron ore products generally accrues upon the shipment of those products from Silver Bay.  However, regardless of whether any shipment has occurred, under the terms of the Amended Assignment Agreements, Northshore is obligated to pay to the Trust a minimum advance royalty.  Each year, the amount of the minimum advance royalty is adjusted (but not below $500,000 per annum) for inflation and deflation in accordance with the Amended Assignment Agreements.  The minimum advance royalty was $872,156 for calendar year 2014 and is $883,875 for calendar year 2015.  Until base overriding royalties (and royalty bonuses, if any) for a particular year equal or exceed the minimum advance royalty for the year, Northshore must make quarterly payments of up to 25% of the minimum advance royalty for the year.  Because minimum advance royalties are essentially prepayments of base overriding royalties and royalty bonuses earned each year, any minimum advance royalties paid in a fiscal quarter are recouped by credits against base overriding royalties and royalty bonuses earned in later fiscal quarters during the year.

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

Results of Operations

Comparison of Iron Ore Pellet Production and Shipments for the Three Months Ended April 30, 2015 and April 30, 2014

As shown in the table below, production of iron ore pellets at Northshore from Mesabi Trust lands during the fiscal quarter ended April 30, 2015 totaled 1,195,260 tons, and actual shipments over the same period totaled 340,868 tons.  By comparison, actual pellet production and actual shipments for the comparable prior period were 1,178,206 tons and 77,837 tons, respectively.  The increase in production at Northshore, as compared to the prior comparable period, is the result of increases in anticipated demand and actual orders from Cliffs’ customers. The increase in shipments at Northshore is the result of favorable weather conditions during the current fiscal quarter, as compared to the prior comparable period.

Fiscal Quarter Ended	Pellets Produced from Trust Lands (tons)	Pellets Shipped from Trust Lands (tons)
April 30, 2015	1,195,260	340,868
April 30, 2014	1,178,206	77,837

Comparison of Royalty Income for the Three Months Ended April 30, 2015 and April 30, 2014

Total royalty income for the fiscal quarter ended April 30, 2015 increased $814,653 to $1,315,953, as compared to the three months ended April 30, 2014.  The increase in total royalty income is due to an increase in the total volume of iron ore pellets shipped during the three months ended April 30, 2015, as compared to the three months ended April 30, 2014.

The table below shows that the base overriding royalties and the bonus royalties increased $345,460 and $485,016, respectively, and the fee royalties decreased $15,823 for the three months ended April 30, 2015, as compared to the three months ended April 30, 2014.  The increase in the base overriding royalties and the bonus royalties are both attributable to the increase in the volume of iron ore pellets shipped during the three months ended April 30, 2015, as compared to the three months ended April 30, 2014.  The decrease in the fee royalty amount is due to a decrease in the amount of iron ore mined under the Peters Lease.

The table below summarizes the components of Mesabi Trust’s royalty income for the three months ended April 30, 2015 and April 30, 2014, respectively:

	Three Months Ended April 30,
	2015	2014
Base overriding royalties	$503,142	$157,682
Bonus royalties	668,471	183,455
Minimum advance royalty paid (recouped)	—	—
Fee royalties	144,340	160,163
Total royalty income	$1,315,953	$501,300

Comparison of Income, Expenses and Distributions for the Three Months Ended April 30, 2015 and April 30, 2014

Net income for the three months ended April 30, 2015 was $940,266, an increase of $803,048 compared to the three months ended April 30, 2014.  The increase in net income for the fiscal quarter ended April 30, 2015 is the result of an increase in the total volume of iron ore pellets shipped, as compared to the three months ended April 30, 2014.  The Trust’s expenses for the three months ended April 30, 2015 were $377,744; an increase of $11,527 compared to the Trust’s expenses for the three-month period ended April 30, 2014.  The table below summarizes the Trust’s income and expenses for the three months ended April 30, 2015 and April 30, 2014, respectively.

	Three Months Ended April 30,
	2015	2014
Total royalty income	$1,315,953	$501,300
Interest income	2,057	2,135
Gross income	1,318,010	503,435
Expenses	377,744	366,217
Net income	$940,266	$137,218

As presented on the Trust’s Condensed Statements of Income on page 2 of this quarterly report, the Trust’s net income per unit increased $0.0612 to $0.0717 for the three months ended April 30, 2015, as compared to the three months ended April 30, 2014.  No distributions were declared for the three months ended April 30, 2015 and April 30, 2014, respectively. The Trustees’ determination to not make a distribution was to make adequate provision for expenses and anticipated negative price adjustments which will be applied to future royalties, and to increase the Trust’s unallocated reserve after considering the need to maintain adequate reserves.

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

Comparison of Unallocated Reserve as of April 30, 2015, April 30, 2014 and January 31, 2015

As set forth in the table below, Unallocated Reserve, which is comprised of accrued income receivable, unallocated cash and U.S. Government securities for potential fixed or contingent future liabilities, and prepaid expenses and accrued expenses, increased from $1,121,312 as of April 30, 2014 to $2,551,390 as of April 30, 2015.  The increase in the Unallocated Reserve as of April 30, 2015, as compared to April 30, 2014, is primarily the result of an increase in the Trust’s accrued income receivable.  The accrued income receivable portion of the Unallocated Reserve increased from $45,523 as of April 30, 2014 to $1,023,223 as of April 30, 2015.  The increase in the accrued income receivable portion of the Unallocated Reserve is the result of an increase of shipments in the month of April 2015, as compared to April 2014. The increase in the unallocated cash and U.S. Government securities is a result of the Trustees’ decision to increase reserves. The Trustees’ determination to not make a distribution follows its previous decision to not pay a quarterly distribution for the same period last year and is a result of the Trustees’ determination to make adequate provision for expenses and anticipated negative price adjustments which will be applied to future royalties, and to increase the Trust’s unallocated reserve after considering the need to maintain adequate reserves.

	Three Months Ended April 30,
	2015	2014
Accrued Income Receivable	$1,023,223	$45,523
Unallocated Cash and U.S. Government Securities	1,569,442	1,129,534
Prepaid Expenses and Accrued Expenses (net)	(41,275)	(53,745)
Unallocated Reserve	$2,551,390	$1,121,312

It is possible that future negative price adjustments could offset, or even eliminate, future royalties or royalty income that would otherwise be payable to the Trust in any particular quarter, or at year end, thereby potentially reducing cash available for distribution to the Trust’s Unitholders in future quarters.  See the discussion under the heading “Risk Factors” beginning on page 3 of the Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 2015.

The Trust’s Unallocated Reserve as of April 30, 2015 increased $940,266, as compared to the fiscal year ended January 31, 2015.  The increase in the Unallocated Reserve is primarily due to an increase in the accrued income receivable and unallocated cash and U.S. Government securities.  As of January 31, 2015, the Unallocated Reserve consisted of $1,087,469 in unallocated cash and U.S. Government securities and $558,385 of accrued income receivable, as compared to $1,569,442 of unallocated cash and U.S. Government securities and $1,023,223 of accrued income receivable as of April 30, 2015.

During recent periods, the Trustees had determined that Mesabi Trust’s unallocated reserve should usually be within the range of $500,000 to $1,000,000. In April 2015, the Trustees determined that the unallocated reserve will no longer necessarily be within such range.  Rather, each quarter, as authorized by the Agreement of Trust, the Trustees will reevaluate all relevant factors including all costs, expenses, obligations, and present and future liabilities of the Trust (whether known or contingent) in determining a prudent level of unallocated reserve in light of the unpredictable nature of the iron ore industry and current economic conditions. Although the actual amount of the Unallocated Reserve will fluctuate from time to time and may increase or decrease from its current level, it is currently intended that future distributions will be highly dependent upon royalty income as it is received and the level of Trust expenses.  The amount of future royalty income available for distribution will be subject to the volume of iron ore product shipments and the dollar level of sales by Northshore.  Shipping activity is greatly reduced during the winter months. Economic conditions, particularly those affecting the steel industry, may adversely affect the amount and timing of such future shipments and sales.  The Trustees will continue to monitor the economic circumstances of the Trust to strike a responsible balance between distributions to Unitholders and the need to maintain adequate reserves at a prudent level, given the unpredictable nature of the iron ore industry, the Trust’s dependence on the actions of the lessee/operator, and the fact that the Trust essentially has no other liquid assets.

Recent Developments

As previously reported, in April 2015, the Trustees determined that the Unallocated Reserve will no longer necessarily be within the range of $500,000 and $1,000,000. Rather, each quarter, as authorized by the Agreement of Trust, the Trustees will evaluate all relevant factors including all costs, expenses, charges, obligations, and present and future liabilities of the Trust (whether known or contingent) in determining a prudent level of Unallocated Reserve in light of the unpredictable nature of the iron ore industry and current economic conditions.

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

In accordance with the Agreement of Trust and the Amendment, the Trustees are entitled to, and in fact do, rely upon certain experts in good faith, including (i) the independent consultants with respect to monthly production and shipment reports, which include figures on crude ore production and iron ore pellet shipments, and discussions concerning the condition and accuracy of the scales and plans regarding the development of Mesabi Trust’s mining property; and (ii) the accounting firm they have contracted with for non-audit services, including reviews of financial data related to shipping and sales reports provided by Northshore and a review of the schedule of leasehold royalties payable to Mesabi Trust.  For a discussion of additional factors, including but not limited to those that could adversely affect Mesabi Trust’s actual results and performance, see “Risk Factors” set forth on pages 3 through 8 of Mesabi Trust’s Annual Report on Form 10-K for the year-ended January 31, 2015.

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

The Trust did not have any changes in critical accounting policies or in significant accounting estimates during the three months ended April 30, 2015.  For a complete description of the Trust’s significant accounting policies, please see Note 2 to the financial statements included in the Trust’s Annual Report on Form 10-K for the year ended January 31, 2015.

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

PART II - OTHER INFORMATION

Item 1A.                                                Risk Factors

There have been no material changes in the Trust’s risk factors as described in “Risk Factors” set forth on pages 3 through 11 of Mesabi Trust’s Annual Report on Form 10-K for the year-ended January 31, 2015.

Item 5.                                                         Other Information

Mine Safety and Health Administration Safety Data.  Pursuant to §1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, Cliffs started reporting information related to certain mine safety results at Northshore.  This information is available in Part II, Item 4 of Cliffs’ Form 10-Q filed May 6, 2015.

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

99.1                                           Report of Baker Tilly Virchow Krause, LLP, dated June 5, 2015 regarding its review of the un-audited interim financial statements of Mesabi Trust as of and for the quarter ended April 30, 2015.

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

MESABI TRUST
(Registrant)

	By:	DEUTSCHE BANK TRUST COMPANY AMERICAS
Corporate Trustee
Principal Administrative Officer and duly authorized signatory:*

	By:	Deutsche Bank National Trust Company

Date: June 5, 2015		By:	/s/ Jeffrey Schoenfeld
		Name:	Jeffrey Schoenfeld
		Title:	Vice President

*                                         There are no principal executive officers or principal financial officers of the registrant.