Form 10-Q
period 2015-07-31
MESABI TRUST
filed 2015-09-04
CIK 65172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2015

or

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

As of September 3, 2015, there were 13,120,010 Units of Beneficial Interest in Mesabi Trust outstanding.

PART I - FINANCIAL INFORMATION

Item 1.                   Financial Statements.  (Note 1)

Mesabi Trust

Condensed Statements of Income

Three and Six Months Ended July 31, 2015 and 2014

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2015	2014	2015	2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
A. Condensed Statements of Income

Revenues
Royalty income	$2,732,892	$7,858,104	$4,048,845	$8,359,404
Interest income	2,469	2,256	4,525	4,391
Total revenues	2,735,361	7,860,360	4,053,370	8,363,795

Expenses	251,717	443,819	629,460	810,036

Net income	$2,483,644	$7,416,541	$3,423,910	$7,553,759

Number of units outstanding	13,120,010	13,120,010	13,120,010	13,120,010

Net income per unit (Note 2)	$0.1893	$0.5653	$0.2610	$0.5757

Distributions declared per unit (Note 3)	$0.0400	$0.3200	$0.0400	$0.3200

See Notes to Condensed Financial Statements.

Mesabi Trust

Condensed Balance Sheets

July 31, 2015 and January 31, 2015

	July 31, 2015	January 31, 2015
	(unaudited)
B. Condensed Balance Sheets

Assets

Cash and cash equivalents	$3,455,170	$8,717,943

U.S. Government securities, at amortized cost (which approximates market)	633,699	510,573

Accrued income receivable	767,918	558,385
Prepaid expenses	134,315	54,957
Current assets	4,991,102	9,841,858

U.S. Government securities, at amortized cost (which approximates market)	132,941	255,759

Fixed property, including intangibles, at nominal values

Amended Assignment of Peters Lease	1	1

Assignment of Cloquet Lease	1	1

Certificate of beneficial interest for 13,120,010 units of land trust	1	1
Total other assets	3	3

Total assets	$5,124,046	$10,097,620

Liabilities, Unallocated Reserve and Trust Corpus

Liabilities
Distribution payable	$524,800	$8,396,806
Accrued expenses	89,009	89,687
Total liabilities	613,809	8,486,493

Unallocated Reserve (Note 4)	4,510,234	1,611,124
Trust Corpus	3	3

Total liabilities, unallocated reserve and trust corpus	$5,124,046	$10,097,620

See Notes to Condensed Financial Statements.

Mesabi Trust

Condensed Statements of Cash Flows

Six Months Ended July 31, 2015 and 2014

	Six Months Ended
	July 31,
	2015	2014
	(unaudited)	(unaudited)
C. Condensed Statements of Cash Flows

Cash flows from operating activities
Royalties received	$3,839,431	$5,051,370
Interest received	4,406	4,277
Expenses paid	(709,496)	(929,022)

Net cash provided by operating activities	3,134,341	4,126,625

Cash flows from investing activities
Maturities of U.S. Government Securities	82,320	105,000
Sale of U.S. Government Securities	—	100,056
Purchases of U.S. Government Securities	(82,628)	(205,447)

Net cash used for investing activities	(308)	(391)

Cash flows used for financing activities
Distributions to Unitholders	(8,396,806)	(7,478,406)

Net change in cash and cash equivalents	(5,262,773)	(3,352,172)

Cash and cash equivalents, beginning of year	8,717,943	7,719,963

Cash and cash equivalents, end of period	$3,455,170	$4,367,791

Reconciliation of net income to net cash provided by operating activities

Net income	$3,423,910	$7,553,759
Increase in accrued income receivable	(209,533)	(3,308,148)
Increase in prepaid expenses	(79,358)	(88,808)
Decrease in accrued expenses	(678)	(30,178)

Net cash provided by operating activities	$3,134,341	$4,126,625

Non Cash Financing Activity

Distributions payable	$524,800	$4,198,403

See Notes to Condensed Financial Statements.

Mesabi Trust

Notes to Condensed Financial Statements

July 31, 2015 (Unaudited)

Note 1.                           The financial statements included herein have been prepared without audit (except for the balance sheet at January 31, 2015) in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  In the opinion of the Trustees, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the results of operations for the three months and six months ended July 31, 2015 and 2014, (b) the financial position at July 31, 2015 and (c) the cash flows for the six months ended July 31, 2015 and 2014, have been made.  For further information, refer to the financial statements and footnotes included in Mesabi Trust’s Annual Report on Form 10-K for the year ended January 31, 2015.

Note 2.                           Net income per unit includes accrued income receivable.  For the three months ended July 31, 2015 the Trust recorded $767,918 of accrued income receivable as reflected on the Condensed Balance Sheet as of July 31, 2015 (unaudited).  Accrued income receivable is accounted for and reported for the Trust’s second fiscal quarter based on shipments during the month of July, even though such accrued income receivable is not available for distribution to the holders of Certificates of Beneficial Interest in Mesabi Trust (“Unitholders”) until the applicable royalties are actually received by the Trust.  Accrued income receivable also includes accruals for anticipated pricing adjustments, which can be positive or negative.   Net income per unit is based on 13,120,010 units outstanding during the period.

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

Note 4.                           During recent periods, the Trustees had determined that Mesabi Trust’s unallocated reserve should usually be within the range of $500,000 to $1,000,000. In April 2015, the Trustees determined that the unallocated reserve will no longer necessarily be within such range.  Rather, each quarter, as authorized by the Agreement of Trust, the Trustees will reevaluate all relevant factors including all costs, expenses, obligations, and present and future liabilities of the Trust (whether known or contingent) in determining a prudent level of unallocated reserve in light of the unpredictable nature of the iron ore industry and current economic conditions. Accordingly, although the actual amount of the Unallocated Reserve will fluctuate from time to time, and may increase or decrease from its current level, it is currently expected that future distributions will be highly dependent upon royalty payments received quarterly and the level of Trust expenses that the Trustees anticipate occurring in subsequent quarters.  Pursuant to the Agreement of Trust, the Trust makes decisions about cash distributions to Unitholders based on the royalty payments it receives from Northshore when received, rather than as royalty income is recorded in accordance with the Trust’s revenue recognition policy.  Refer to Note 3 for further information.

Note 4. (continued)

As of July 31, 2015 and January 31, 2015, the unallocated cash and U.S. Government securities portion of the Trust’s Unallocated Reserve was comprised of the following components:

	July 31, 2015 (unaudited)	January 31, 2015
Cash and U.S. Government securities	$4,221,810	$9,484,275
Distribution payable	(524,800)	(8,396,806)

Unallocated cash and U.S. Government securities	$3,697,010	$1,087,469

A reconciliation of the Trust’s Unallocated Reserve from January 31, 2015 to July 31, 2015 is as follows:

Unallocated Reserve, January 31, 2015	$1,611,124

Net income, six months ended July 31, 2015	3,423,910
Distributions declared	(524,800)

Unallocated Reserve, July 31, 2015	$4,510,234

Item 2.   Trustees’ Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Certain information included in this Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934.  All such forward-looking statements, including those statements regarding estimation of iron ore pellet production, shipments or pricing, are based on information from the lessee/operator (and its parent corporation) of the mine located on the lands owned and held in trust for the benefit of the holders of units of beneficial interest of Mesabi Trust.  These statements may be identified by the use of forward-looking words, such as “may,” “will,” “could,” “project,” “predict,” “intend,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “should,” “assume,” “forecast” and other similar words.  Such forward-looking statements are inherently subject to known and unknown risks and uncertainties.  Actual results and future developments could differ materially from the results or developments expressed in or implied by these forward-looking statements.  These risks and uncertainties include, but are not limited to, volatility of iron ore and steel prices, market supply and demand, competition, environmental hazards, health and safety conditions, regulation or government action, litigation and uncertainties about estimates of reserves.  Further, substantial portions of royalties earned by Mesabi Trust are based on estimated prices that are subject to interim and final adjustments, which can be positive or negative, and are dependent in part on multiple price and inflation index factors under agreements to which Mesabi Trust is not a party and that are not known until after the end of a contract year.  It is possible that future negative price adjustments could partially or even completely offset royalties or royalty income that would otherwise be payable to the Trust in any particular quarter, or at year-end, thereby potentially reducing cash available for distribution to the Trust’s Unitholders in future quarters.  For a discussion of the factors, including without limitation, those that could materially and adversely affect Mesabi Trust’s actual results and performance, see “Risk Factors” set forth on pages 3 through 11 of Mesabi Trust’s Annual Report on Form 10-K for the year ended January 31, 2015, as updated by Part II, Item 1A of this Quarterly Report on Form 10-Q.  Mesabi Trust undertakes no obligation, other than that imposed by law, to make any revisions to the forward-looking statements contained in this filing or to update them to reflect circumstances occurring after the date of this filing.

This discussion should be read in conjunction with the condensed financial statements and notes presented in this Quarterly Report on Form 10-Q and the financial statements and notes in the last filed Annual Report on Form 10-K filed for the period ended January 31, 2015 for a full understanding of Mesabi Trust’s financial position and results of operations for the six month period ended July 31, 2015.

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

Results of Operations

Comparison of Iron Ore Pellet Production and Shipments for the Three and Six Months Ended July 31, 2015 and July 31, 2014

As shown in the table below, production of iron ore pellets at Northshore from Mesabi Trust lands during the fiscal quarter ended July 31, 2015 totaled 857,276 tons, and shipments over the same period totaled 1,434,809 tons.  By comparison, pellet production and shipments for the comparable period in 2014 were 1,094,000 tons and 1,716,009 tons, respectively. The decrease in production and shipments is attributable to anticipated demand and actual orders from Cliffs’ customers.

Fiscal Quarter Ended	Pellets Produced from Trust Lands (tons)	Pellets Shipped from Trust Lands (tons)
July 31, 2015	857,276	1,434,809
July 31, 2014	1,094,000	1,716,009

As shown in the table below, during the six months ended July 31, 2015, production of iron ore pellets at Northshore from Mesabi Trust lands totaled 2,052,536 tons, and shipments over the same period totaled 1,775,677 tons.  By comparison, pellet production and shipments for the comparable period in 2014 were 2,272,206 tons and 1,794,446 tons, respectively. The decrease in production and shipments is attributable to anticipated decreased demand and actual orders from Cliffs’ customers. For the six months ended July 31, 2015, approximately 93.4% of shipments from Silver Bay, Minnesota originated from Trust lands, whereas during the same period in 2014 approximately 97.8% of shipments originated from Trust lands.

Six Months Ended	Pellets Produced from Trust Lands (tons)	Pellets Shipped from Trust Lands (tons)
July 31, 2015	2,052,536	1,775,677
July 31, 2014	2,272,206	1,794,446

Comparison of Royalty Income for the Three and Six Months Ended July 31, 2015 and July 31, 2014

Total royalty income for the fiscal quarter ended July 31, 2015 decreased by $5,125,212 to $2,732,892, as compared to the fiscal quarter ended July 31, 2014.  The decrease in total royalty income is due to the lower average sales price per ton of iron ore pellets sold for the fiscal quarter ended July 31, 2015.  The decrease in the average sales price per ton that Cliffs has generated from its customers is contributed to decreased demand and current year-to-date downward pressure on iron ore and steel prices.

The table below shows that the base overriding royalties decreased $1,714,679 and the bonus royalties decreased $3,384,000 for the three months ended July 31, 2015, as compared to the three months ended July 31, 2014. Fee royalties decreased by $26,533 over the same period. The decrease in the base overriding royalties is attributable to a decrease in the selling price of iron ore products shipped as discussed under “Base overriding royalties” on page 8 of this report. The decrease in bonus royalties is attributable to a decrease in the selling price of iron ore products shipped as compared to the Adjusted Threshold Price as discussed under “Royalty bonuses” on page 8 of this report.

The table below summarizes the components of Mesabi Trust’s royalty income for the three months ended July 31, 2015 and July 31, 2014, respectively:

	Three Months Ended July 31,
	2015	2014
Base overriding royalties	$2,181,460	$3,896,139
Bonus royalties	431,169	3,815,169
Minimum advance royalties paid (recouped)	—	—
Fee royalties	120,263	146,796
Total royalty income	$2,732,892	$7,858,104

As reflected in the table below, the Trust’s total royalty income for the six months ended July 31, 2015 decreased by $4,310,559 to $4,048,845 as compared to the six months ended July 31, 2014.  The decrease is the result of lower average sales price per ton of iron ore pellets sold during the six months ended July 31, 2015, as compared to the six months ended July 31, 2014.

The table below shows that the base overriding royalties, and the bonus royalties decreased by $1,369,220 and $2,898,983 to $2,684,601 and $1,099,641, respectively, and the fee royalties decreased by $42,356 to $264,603 for the six months ended July 31, 2015, from the comparable period in 2014.  The decreases in the base overriding royalties and the bonus royalties are attributable to a decrease in the selling price of iron ore products shipped, and more importantly, the comparison between the selling price of iron ore products shipped and the Adjusted Threshold Price as discussed under “Royalty bonuses” on page 8 of this report.

The table below summarizes the components of Mesabi Trust’s total royalty income for the six months ended July 31, 2015 and July 31, 2014:

	Six Months Ended July 31,
	2015	2014
Base overriding royalties	$2,684,601	$4,053,821
Bonus royalties	1,099,641	3,998,624
Minimum advance royalties paid (recouped)	—	—
Fee royalties	264,603	306,959
Total royalty income	$4,048,845	$8,359,404

Comparison of Net Income, Expenses and Distributions for the Three and Six Months Ended July 31, 2015 and July 31, 2014

Net income for the fiscal quarter ended July 31, 2015 was $2,483,644, a decrease of $4,932,897 compared to the fiscal quarter ended July 31, 2014.  The decrease in net income for the fiscal quarter ended July 31, 2015 was the result of a significant decrease in royalty income due to lower average sales prices per ton of iron ore pellets sold. The table below summarizes the Trust’s income and expenses for the fiscal quarter ended July 31, 2015 and July 31, 2014, respectively.

	Three Months Ended July 31,
	2015	2014
Total royalty income	$2,732,892	$7,858,104
Interest income	2,469	2,256
Total revenues	2,735,361	7,860,360
Expenses	251,717	443,819
Net income	$2,483,644	$7,416,541

Net income for the six months ended July 31, 2015 was $3,423,910, a decrease of $4,129,849 as compared to the six months ended July 31, 2014.  The decrease in net income for the six months ended July 31, 2015 was mostly the result of a significant decrease in royalty income due to lower average sales prices per ton of iron ore pellets sold, as compared to the six months ended July 31, 2014. The Trust’s expenses of $629,460 for the six months ended July 31, 2015 decreased when compared with the Trust’s expenses for the six month period ended July 31, 2014, primarily because the higher expenses during the period in 2014 were related to the election of a new Trustee, which only occurs when there is a vacancy on the board of trustees. The table below summarizes the Trust’s income and expenses for the six months ended July 31, 2015 and July 31, 2014, respectively.

	Six Months Ended July 31,
	2015	2014
Total royalty income	$4,048,845	$8,359,404
Interest income	4,525	4,391
Total revenues	4,053,370	8,363,795
Expenses	629,460	810,036
Net income	$3,423,910	$7,553,759

As presented on the Trust’s Condensed Statements of Income on page 2 of this quarterly report, the Trust’s net income per unit decreased $0.3760 per unit to $0.1893 per unit for the fiscal quarter ended July 31, 2015.  For the six months ended July 31, 2015, the Trust’s net income per unit decreased $0.3147 per unit to $0.2610 per unit, as compared to the prior year period. On July 17, 2015, the Trust declared a distribution of $0.04 per unit payable to Unitholders of record on July 30, 2015.  Comparatively, the Trust declared a distribution of $0.32 per unit to Unitholders in July 2014.  During the six months ended July 31, 2015 and July 31, 2014, the Trust had declared total distributions per unit of $0.04 and $0.32, respectively.

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

Comparison of Unallocated Reserve as of July 31, 2015, July 31, 2014 and January 31, 2015

As set forth in the table below, Unallocated Reserve, which is comprised of accrued income receivable, unallocated cash and U.S. Government securities for potential fixed or contingent future liabilities, and prepaid expenses and accrued expenses increased from $4,339,450 as of July 31, 2014 to $4,510,234 as of July 31, 2015.   The increase in Unallocated Reserve as of July 31, 2015, as compared to July 31, 2014, is primarily the result of an increase in the unallocated cash and U.S. Government securities held by the Trust.  The decrease in the accrued income receivable portion of the Unallocated Reserve is the result of lower average sales prices per ton of iron ore pellets sold and shipped by Northshore for the month ended July 31, 2015, as compared to the month ended July 31, 2014, which in turn drove lower royalties payable to Mesabi Trust. The increase in the unallocated cash and U.S. Government securities is a result of the Trustees’ determinations to not make a distribution in May 2015 (announced in April) and to make a relatively small amount of distribution in August 2015 (announced in July).

These distribution determinations by the Trustees during the last two quarters resulted from several factors, including that the Trustees were informed that the anticipated quarterly royalty payment would be relatively low, the determination to make adequate provision for expenses and anticipated negative price adjustments which are expected be applied to future royalties, and to increase the Trust’s unallocated reserve after considering the need to maintain adequate reserves in light of the unpredictable nature of the iron ore industry and current economic conditions.

The decreases in prepaid and accrued expenses (net) is related to an increase in accrued expenses for the month ended July 31, 2015 as compared to the month ended July 31, 2014.

	July 31,
	2015	2014
Accrued Income Receivable	$767,918	$3,371,401
Unallocated Cash and U.S. Government Securities	3,697,010	885,407
Prepaid Expenses and (Accrued Expenses) Net	45,306	82,642
Unallocated Reserve	$4,510,234	$4,339,450

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

The Trust’s Unallocated Reserve as of July 31, 2015 increased by $ 2,899,110 to $4,510,234, as compared to the fiscal year ended January 31, 2015. The increase in the Unallocated Reserve is due primarily to an increase in the unallocated cash and U.S. Government securities held by the Trust as a result of the Trustees’ determination to not make a distribution in April 2015 and to make only a nominal amount of distribution in July 2015. As of July 31, 2015, the Trust’s Unallocated Reserve consisted of $3,697,010 of unallocated cash and U.S. Government securities and $767,918 of accrued income receivable.  At January 31, 2015, the Trust’s Unallocated Reserve consisted of $1,087,469 in unallocated cash and U.S. Government securities and $558,385 of accrued income receivable.

	July 31, 2015	January 31, 2015
Accrued Income Receivable	$767,918	$558,385
Unallocated Cash and U.S. Government Securities	3,697,010	1,087,469
Prepaid Expenses and (Accrued Expenses) Net	45,306	(34,730)
Unallocated Reserve	$4,510,234	$1,611,124

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

Recent Developments

Unallocated Reserve.  In recent years, the Trustees had determined that Mesabi Trust’s unallocated reserve balance should be maintained within the range of $500,000 to $1,000,000. In April 2015, the Trustees announced that the unallocated reserve balance will no longer be limited to that range for the foreseeable future. Rather, each quarter, as authorized by the Agreement of Trust, the Trustees will review royalty revenues and also reevaluate all relevant factors including all costs, expenses, obligations, and present and future liabilities (whether known or contingent) of the Trust in determining a prudent level of unallocated reserve. The Trustees’ recent decisions (announced in April and July 2015) to increase the reserve reflects such a reevaluation in light of the current trend of falling prices of both finished steel and iron ore, the slowing of mining operations in the iron ore industry generally, the potential for negative price adjustments which might be applied to future royalties payable to the Trust, and the unpredictable nature of the iron ore and steel industry in general. See “Risk Factors” set forth on pages 3 through 11 of Mesabi Trust’s Annual Report on Form 10-K for the year-ended January 31, 2015, as updated by Part II, Item 1A of this Quarterly Report on Form 10-Q.

Cliffs Developments.  As reported by Cliffs in its most recent Form 10-Q for the quarter ended June 30, 2015, Cliffs announced that it intended to temporarily idle its production at the United Taconite mine as a result of an unexpected reduction in iron ore pellet nominations from its customers during the second quarter.

Separately, as recently reported by the Duluth News Tribune, Cliffs’ Chairman and Chief Executive Officer, Lourenco Goncalves, announced that in the future, it is expected that the taconite pellet plant at Northshore will be retooled with additional equipment to also produce direct reduced iron-ready pellets at Northshore’s facility. Direct reduced iron can be used in so-called electric arc furnaces or mini-mills rather than larger blast furnaces. The Trustees are not able to predict what impact, if any, this development would have on future royalty revenue of Mesabi Trust.

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

Neither Mesabi Trust nor the Trustees have any control over the operations and activities of Northshore, except within the framework of the Amended Assignment Agreements.  Cliffs alone controls (i) historical operating data, including iron ore production volumes, marketing of iron ore products, operating and capital expenditures as they relate to Northshore, environmental and other liabilities and the effects of regulatory changes; (ii) plans for Northshore’s future operating and capital expenditures; (iii) geological data relating to ore reserves (iv) projected production of iron ore products; (v) contracts between Cliffs and Northshore with their customers; and (vi) the decision to mine off Mesabi Trust and/or state lands, based on Cliffs’ current mining and engineering plan.  The Trustees do not exert any influence over mining operational decisions at Northshore, nor do the Trustees provide any input regarding the ore reserve estimated at Northshore as reported by Cliffs.  While the Trustees request relevant information from Cliffs and Northshore for use in periodic reports as part of their evaluation of Mesabi Trust’s disclosure controls and procedures, the Trustees do not control this information and they rely on the information in Cliffs’ periodic and current filings with the SEC to provide accurate and timely information in Mesabi Trust’s reports filed with the SEC.

In accordance with the Agreement of Trust and the Amendment, the Trustees are entitled to, and in fact do, rely upon certain experts in good faith, including (i) the independent consultants with respect to monthly production and shipment reports, which include figures on crude ore production and iron ore pellet shipments, and discussions concerning the condition and accuracy of the scales and plans regarding the development of Mesabi Trust’s mining property; and (ii) the accounting firm they have contracted with for non-audit services, including reviews of financial data related to shipping and sales reports provided by Northshore and a review of the schedule of leasehold royalties payable to Mesabi Trust.  For a discussion of additional factors, including but not limited to those that could adversely affect Mesabi Trust’s actual results and performance, see “Risk Factors” set forth on pages 3 through 11 of Mesabi Trust’s Annual Report on Form 10-K for the year-ended January 31, 2015, as updated by Part II, Item 1A of this Quarterly Report on Form 10-Q.

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

The Trust did not have any changes in critical accounting policies or in significant accounting estimates during the three months ended July 31, 2015.  For a complete description of the Trust’s significant accounting policies, please see Note 2 to the financial statements included in the Trust’s Annual Report on Form 10-K for the year ended January 31, 2015.

Certain Tax Information

The Trust is not taxable as a corporation for federal or state income tax purposes and is instead qualified as a nontaxable grantor trust.  Since the Trust’s inception, all net taxable income is annually attributable directly to Unitholders for tax purposes regardless of whether the income is distributed or retained by the Trust in its reserve account.  As such, in lieu of the Trust paying income taxes, Unitholders report their pro rata share of the various items of Trust income and deductions on their income tax returns. This reporting is required whether or not the earnings of the Trust are distributed as to Unitholders. During calendar 2015, the funds retained to increase the Trust’s unallocated reserve, which were derived from reportable royalty income, will nonetheless become taxable as reportable income to Unitholders, depending on each individual’s personal tax situation. As of the date of this report, the Trustees project that the amount of net royalty income that will be held in the Trust’s unallocated reserve for the fiscal year ending January 31, 2016 will be significantly greater than in prior years, which likely will result in a larger percentage than usual of Unitholders’ tax liability for calendar 2015 relating to undistributed income. Information regarding the background on the increase in the Trust’s unallocated reserve is described above under “Results of Operations — Comparison of Unallocated Reserve as of July 31, 2015, July 31, 2014 and July 31, 2015” and “Recent Developments—Unallocated Reserve.”  Unitholders are encouraged to consult with their own tax advisors to plan for any financial impact related to this and to review their personal tax situations related to investing in, holding or selling units of beneficial interest in Mesabi Trust.

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

Item 5.                                Other Information

Mine Safety and Health Administration Safety Data.  Pursuant to §1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, Cliffs started reporting information related to certain mine safety results at Northshore.  This information is available in Part II, Item 4 of Cliffs’ Form 10-Q filed July 29, 2015.

Item 6.                   Exhibits.

31	Certification of Corporate Trustee of Mesabi Trust pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Corporate Trustee of Mesabi Trust pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1

Report of Baker Tilly Virchow Krause, LLP, dated September 4, 2015 regarding its review of the unaudited interim financial statements of Mesabi Trust as of and for the three and six months ended July 31, 2015.

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

MESABI TRUST
(Registrant)

	By:	DEUTSCHE BANK TRUST COMPANY AMERICAS
Corporate Trustee
Principal Administrative Officer and duly authorized signatory:*

	By:	DEUTSCHE BANK NATIONAL TRUST COMPANY

September 4, 2015		By:	/s/ Jeffrey Schoenfeld
Name: Jeffrey Schoenfeld*
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

99.1

Report of Baker Tilly Virchow Krause, LLP, dated September 4, 2015 regarding its review of the unaudited interim financial statements of Mesabi Trust as of and for the three and six months ended July 31, 2015.

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