Form 10-Q
period 2015-10-31
MESABI TRUST
filed 2015-12-08
CIK 65172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2015

or

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

As of December 7, 2015, there were 13,120,010 Units of Beneficial Interest in Mesabi Trust outstanding.

PART I - FINANCIAL INFORMATION

Item 1.                   Financial Statements.  (Note 1)

Mesabi Trust

Condensed Statements of Income

Three and Nine Months Ended October 31, 2015 and 2014

		Three Months Ended		Nine Months Ended
		October 31,		October 31,
		2015	2014	2015	2014
		(unaudited)	(unaudited)	(unaudited)	(unaudited)
A.	Condensed Statements of Income

	Revenues
	Royalty income	$2,619,097	$11,780,502	$6,667,942	$20,139,905
	Interest income	2,468	2,256	6,993	6,647
	Total revenues	2,621,565	11,782,758	6,674,935	20,146,552

	Expenses	219,498	243,152	848,958	1,053,187

	Net income	$2,402,067	$11,539,606	$5,825,977	$19,093,365

	Number of units outstanding	13,120,010	13,120,010	13,120,010	13,120,010

	Net income per unit (Note 2)	$0.1831	$0.8795	$0.4441	$1.4553

	Distributions declared per unit (Note 3)	$—	$0.8800	$0.0400	$1.2000

See Notes to Condensed Financial Statements.

Mesabi Trust

Condensed Balance Sheets

October 31, 2015 and January 31, 2015

		October 31, 2015	January 31, 2015
		(unaudited)
B.	Condensed Balance Sheets

	Assets

	Cash and cash equivalents	$5,784,902	$8,717,943

	U.S. Government securities, at amortized cost (which approximates market)	633,700	510,573

	Accrued income receivable	355,567	558,385
	Prepaid expenses	92,712	54,957
	Current assets	6,866,881	9,841,858

	U.S. Government securities, at amortized cost (which approximates market)	132,940	255,759

	Fixed property, including intangibles, at nominal values

	Amended Assignment of Peters Lease	1	1

	Assignment of Cloquet Lease	1	1

	Certificate of beneficial interest for 13,120,010 units of land trust	1	1
		3	3

	Total Assets	$6,999,824	$10,097,620

	Liabilities, Unallocated Reserve and Trust Corpus

	Liabilities
	Distribution payable	$—	$8,396,806
	Accrued expenses	87,520	89,687
	Total liabilities	87,520	8,486,493

	Unallocated Reserve (Note 4)	6,912,301	1,611,124
	Trust Corpus	3	3

	Total Liabilities, unallocated reserve and trust corpus	$6,999,824	$10,097,620

See Notes to Condensed Financial Statements.

Mesabi Trust

Condensed Statements of Cash Flows

Nine Months Ended October 31, 2015 and 2014

		Nine Months Ended
		October 31,
		2015	2014
		(unaudited)	(unaudited)
C.	Condensed Statements of Cash Flows

	Cash flows from operating activities
	Royalties received	$6,872,800	$16,895,966
	Interest received	4,953	4,618
	Expenses paid	(888,880)	(1,096,536)

	Net cash provided by operating activities	5,988,873	15,804,048

	Cash flows from investing activities
	Maturities of U.S. Government Securities	82,320	105,000
	Sale of U.S. Government Securities	—	100,056
	Purchases of U.S. Government Securities	(82,628)	(205,447)

	Net cash used for investing activities	(308)	(391)

	Cash flows used for financing activities
	Distributions to Unitholders	(8,921,606)	(11,676,809)

	Net change in cash and cash equivalents	(2,933,041)	4,126,848

	Cash and cash equivalents, beginning of year	8,717,943	7,719,963

	Cash and cash equivalents, end of period	$5,784,902	$11,846,811

	Reconciliation of net income to net cash provided by operating activities

	Net income	$5,825,977	$19,093,365
	Decrease (increase) in accrued income receivable	202,818	(3,245,968)
	Increase in prepaid expenses	(37,755)	(37,417)
	Decrease in accrued expenses	(2,167)	(5,932)

	Net cash provided by operating activities	$5,988,873	$15,804,048

	Non Cash Financing Activity

	Distributions payable	$—	$11,545,608

See Notes to Condensed Financial Statements.

Mesabi Trust

Notes to Condensed Financial Statements

October 31, 2015 (Unaudited)

Note 1.                           The financial statements included herein have been prepared without audit (except for the balance sheet at January 31, 2015) in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  In the opinion of the Trustees, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the results of operations for the three months and nine months ended October 31, 2015 and 2014, (b) the financial position at October 31, 2015 and (c) the cash flows for the nine months ended October 31, 2015 and 2014, have been made.  For further information, refer to the financial statements and footnotes included in Mesabi Trust’s Annual Report on Form 10-K for the year ended January 31, 2015.

Note 2.                           Net income per unit includes accrued income receivable.  For the three months ended October 31, 2015, the Trust recorded $355,567 of accrued income receivable as reflected on the Condensed Balance Sheet as of October 31, 2015 (unaudited).  Accrued income receivable is accounted for and reported for the Trust’s third fiscal quarter based on shipments during the month of October, even though such accrued income receivable is not available for distribution to Unitholders until the applicable royalties are actually received by the Trust.  Accrued income receivable also includes accruals for anticipated pricing adjustments, which can be positive or negative.  Net income per unit is based on 13,120,010 units outstanding during the period.

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

Note 4. (continued)

As of October 31, 2015 and January 31, 2015, the unallocated cash and U.S. Government securities portion of the Trust’s Unallocated Reserve was comprised of the following components:

	October 31, 2015 (unaudited)	January 31, 2015
Cash and U.S. Government securities	$6,551,542	$9,484,275
Distribution payable	—	(8,396,806)

Unallocated cash and U.S. Government securities	$6,551,542	$1,087,469

A reconciliation of the Trust’s Unallocated Reserve from January 31, 2015 to October 31, 2015 is as follows:

Unallocated Reserve, January 31, 2015	$1,611,124

Net income, nine months ended October 31, 2015	5,825,977
Distributions declared	(524,800)

Unallocated Reserve, October 31, 2015	$6,912,301

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

This discussion should be read in conjunction with the condensed financial statements and notes presented in this Quarterly Report on Form 10-Q and the financial statements and notes in the last filed Annual Report on Form 10-K filed for the period ended January 31, 2015 for a full understanding of Mesabi Trust’s financial position and results of operations for the nine month period ended October 31, 2015.

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

Results of Operations

Comparison of Iron Ore Pellet Production and Shipments for the Three and Nine Months Ended October 31, 2015 and October 31, 2014

As shown in the table below, production of iron ore pellets at Northshore from Mesabi Trust lands during the fiscal quarter ended October 31, 2015 totaled 1,090,483 tons, and shipments over the same period totaled 1,039,580 tons.  By comparison, pellet production and shipments for the comparable period in 2014 were 1,201,949 tons and 1,929,060 tons, respectively. The decreases in production and shipments at Northshore during the fiscal quarter ended October 31, 2015, as compared to those during the comparable period in 2014, are the result of decreases in anticipated demand and actual orders from Cliff’s customers.

Fiscal Quarter Ended	Pellets Produced from Mesabi Trust Lands (tons)	Pellets Shipped from Mesabi Trust Lands (tons)
October 31, 2015	1,090,483	1,039,580
October 31, 2014	1,201,949	1,929,060

As shown in the table below, during the nine months ended October 31, 2015, production of iron ore pellets at Northshore from Mesabi Trust lands totaled 3,143,019 tons, and shipments over the same period totaled 2,815,257 tons.  By comparison, pellet production and shipments for the comparable period in 2014 were 3,474,155 tons and 3,723,506 tons, respectively.   The decreases in production and shipments at Northshore for the nine months ended October 31, 2015 are the result of decreases in anticipated demand and actual orders from Cliff’s customers. For the nine months ended October 31, 2015, approximately 89% of shipments from Silver Bay, Minnesota originated from Mesabi Trust lands. Similarly, during the same period in 2014 approximately 89% of shipments originated from Mesabi Trust lands.

Nine Months Ended	Pellets Produced from Mesabi Trust Lands (tons)	Pellets Shipped from Mesabi Trust Lands (tons)
October 31, 2015	3,143,019	2,815,257
October 31, 2014	3,474,155	3,723,506

Comparison of Royalty Income for the Three and Nine Months Ended October 31, 2015 and October 31, 2014

The Trust’s total royalty income for the fiscal quarter ended October 31, 2015 decreased by $9,161,405 to $2,619,097, as compared to the fiscal quarter ended October 31, 2014.  The decrease in total royalty income is due to the decreases in the volume of iron ore shipped and the lower average sales price per ton of iron ore products sold during the three months ended October 31, 2015, each as compared to the three months ended October 31, 2014.

The table below shows that the base overriding royalties and the bonus royalties decreased by $4,763,679 and $4,361,961, respectively, for the three months ended October 31, 2015, as compared to the three months ended October 31, 2014. Fee royalties decreased by $35,765 over the same period. The decrease in the base overriding royalties is attributable to the decreases in the volume and the selling price of iron ore products shipped as discussed under “Base overriding royalties” on page 8 of this report. The decrease in bonus royalties is attributable to the decreases in the volume of iron ore products shipped and in the selling price of iron ore products shipped as compared to the Adjusted Threshold Price as discussed under “Royalty bonuses” on page 8 of this report, including negative pricing adjustments relating to iron ore products shipped in the first two quarters of this fiscal year.

The table below summarizes the components of Mesabi Trust’s royalty income for the three months ended October 31, 2015 and October 31, 2014, respectively:

	Three Months Ended October 31,
	2015	2014
Base overriding royalties	$2,577,681	$7,341,360
Bonus royalties	(75,479)	4,286,482
Minimum advance royalties paid (recouped)	—	—
Fee royalties	116,895	152,660
Total royalty income	$2,619,097	$11,780,502

The Trust’s total royalty income for the nine months ended October 31, 2015 decreased by $13,471,963 to $6,667,942 as compared to the nine months ended October 31, 2014.  The decrease in total royalty income is the result of the decreases in the volume of iron ore tons shipped and the lower average sales price per ton of iron ore pellets sold during the nine months ended October 31, 2015, each as compared to the nine months ended October 31, 2014.

The table below shows that the base overriding royalties and the bonus royalties decreased by

$6,132,898 and $7,260,944 to $5,262,282 and $1,024,162, respectively, and the fee royalties decreased by $78,121 to $381,498 for the nine months ended October 31, 2015, from the comparable period in 2014.  The decreases in the base overriding royalties and the bonus royalties are attributable to the decreases in the volume and selling price of iron ore products shipped, and also due decreases in the volume of iron ore products shipped and in the selling price of iron ore products shipped as compared to the Adjusted Threshold Price as discussed under “Royalty bonuses” on page 8 of this report, including negative pricing adjustments relating to iron ore products shipped in the first two quarters of this fiscal year.

The table below summarizes the components of Mesabi Trust’s royalty income for the nine months ended October 31, 2015 and October 31, 2014:

	Nine Months Ended October 31,
	2015	2014
Base overriding royalties	$5,262,282	$11,395,180
Bonus royalties	1,024,162	8,285,106
Minimum advance royalties paid (recouped)	—	—
Fee royalties	381,498	459,619
Total royalty income	$6,667,942	$20,139,905

Comparison of Net Income, Expenses and Distributions for the Three and Nine Months Ended October 31, 2015 and October 31, 2014

Net income for the fiscal quarter ended October 31, 2015 was $2,402,067, a decrease of $9,137,539 compared to the fiscal quarter ended October 31, 2014.  The decrease in net income for the fiscal quarter ended October 31, 2015 was the result of both the decrease in the volume of iron ore products shipped and the decrease in the selling price of iron ore products sold during the fiscal quarter ended October 31, 2015.  The Trust’s expenses decreased by $23,654 to $219,498 for the fiscal quarter ended October 31, 2015, as compared to the fiscal quarter ended October 31, 2014, as a result of a minimal decrease in fees charged to the Trust.  The table below summarizes the Trust’s income and expenses for the fiscal quarter ended October 31, 2015 and October 31, 2014, respectively.

	Three Months Ended October 31,
	2015	2014
Total royalty income	$2,619,097	$11,780,502
Interest income	2,468	2,256
Total revenues	2,621,565	11,782,758
Expenses	219,498	243,152
Net income	$2,402,067	$11,539,606

Net income for the nine months ended October 31, 2015 was $5,825,977, a decrease of $13,267,388 as compared to the nine months ended October 31, 2014.  The decrease in net income for the nine months ended October 31, 2015 was the result of both the decrease in the volume of iron ore products shipped and the decrease in the selling price of iron ore products sold during the nine months ended October 31, 2015. The Trust’s expenses for the nine months ended October 31, 2015 decreased, compared with the Trust’s expenses for the nine month period ended October 31, 2014. In the period ended October 31, 2014, the Trust incurred additional expenses related to the election of a new Trustee, which only occurs when there is a vacancy on the board of trustees. The table below summarizes the Trust’s income and expenses for the nine months ended October 31, 2015 and October 31, 2014, respectively.

	Nine Months Ended October 31,
	2015	2014
Total royalty income	$6,667,942	$20,139,905
Interest income	6,993	6,647
Total revenues	6,674,935	20,146,552
Expenses	848,958	1,053,187
Net income	$5,825,977	$19,093,365

As presented on the Trust’s Condensed Statements of Income on page 2 of this quarterly report, the Trust’s net income per unit decreased by $0.6964 per unit to $0.1831 per unit for the fiscal quarter ended October 31, 2015, as compared to that during the comparable period in 2014.  For the nine months ended October 31, 2015, the Trust’s net income per unit decreased by $1.0112 per unit to $0.4441 per unit, as compared to that during the comparable period in 2014. On October 19, 2015, the Trust announced that it was unable to consider the declaration of a distribution using anticipated royalty revenues earned during the quarter ended September 30, 2015.  Comparatively, the Trust declared a distribution of $0.88 per unit to Unitholders in October 2014.  During the nine months ended October 31, 2015 and October 31, 2014, the Trust had declared total distributions per unit of $0.040 and $1.200, respectively.

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

Comparison of Unallocated Reserve as of October 31, 2015, October 31, 2014 and January 31, 2015

As set forth in the table below, Unallocated Reserve, which is comprised of accrued income receivable, unallocated cash and U.S. Government securities for potential fixed or contingent future liabilities, and prepaid expenses and accrued expenses, increased from $4,333,448 as of October 31, 2014 to $6,912,301 as of October 31, 2015.  The increase in Unallocated Reserve as of October 31, 2015, as compared to October 31, 2014, is primarily the result of the increase in the unallocated cash and U.S government securities held by the Trust. The decrease in the accrued income receivable portion of the Unallocated Reserve is the result of lower average sales prices per ton of iron ore pellets sold and decreased shipments for the month ended October 31, 2015, as compared to the month ended October 31, 2014, which in turn drove lower royalties payable to Mesabi Trust. The increase in the unallocated cash and U.S. Government securities is a result of the Trustees’ determinations to not make a distribution in November 2015 (announced in October) due to a delay until the end of October 2015 in the receipt of the quarterly royalty report for shipments of iron ore products from Silver Bay, Minnesota during Northshore’s quarter ended September 30, 2015. Because NYSE rules require 10 days advance notice of a record date for declarations of distributions, and the governing Agreement of Trust fixes a record date of October 30th, the Trustees were unable to consider the declaration of a distribution using anticipated royalty revenues during the calendar quarter ended September 30, 2015. Accordingly, no distribution was paid in November 2015.

	October 31,
	2015	2014
Accrued Income Receivable	$355,567	$3,309,221
Unallocated Cash and U.S. Government Securities	6,551,542	1,017,222
Prepaid Expenses and (Accrued Expenses) Net	5,192	7,005
Unallocated Reserve	$6,912,301	$4,333,448

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

The Trust’s Unallocated Reserve as of October 31, 2015 increased by $5,301,177 to $6,912,301, as compared to the fiscal year ended January 31, 2015. The increase in the Unallocated Reserve is due primarily to an increase in the unallocated cash and U.S. Government securities held by the Trust as a result of the Trustees’ determination to not make a distribution in November 2015 (announced in October) due to a delay until the end of October 2015 in the receipt of the quarterly royalty report for shipments of iron ore products from Silver Bay, Minnesota for Northshore’s quarter ended September 30, 2015. Because the NYSE rules require 10 days advance notice of a record date for declarations of distributions, and the Agreement of Trust fixes a record date of October 30th, the Trustees were unable to consider the declaration of a distribution using anticipated royalty revenues during the calendar quarter ended September 30, 2015. Accordingly, no distribution was paid in November 2015. As of October 31, 2015, the Trust’s Unallocated Reserve consisted of $6,551,542 of unallocated cash and U.S. Government securities and $355,567 of accrued income receivable.  At January 31, 2015, the Trust’s Unallocated Reserve consisted of $1,087,469 in unallocated cash and U.S. Government securities and $558,385 of accrued income receivable.

	October 31, 2015	January 31, 2015
Accrued Income Receivable	$355,567	$558,385
Unallocated Cash and U.S. Government Securities	6,551,542	1,087,469
Prepaid Expenses and (Accrued Expenses) Net	5,192	(34,730)
Unallocated Reserve	$6,912,301	$1,611,124

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

Recent Developments

Delayed Delivery of Cliffs’ Quarterly Royalty Report

On October 16, 2015, Cliffs informed the Trustees that, unlike historical practice, the quarterly royalty report for shipments of iron ore products from Silver Bay, Minnesota during Northshore’s quarter ended September 30, 2015 would not be provided to Mesabi Trust until the end of October 2015. As previously reported, because NYSE rules require 10 days advance notice of a record date for declarations of distributions, and the Agreement of Trust fixes a record date of October 30th, the Trustees were unable to timely consider the declaration of a distribution in October 2015. Therefore, no distribution was paid in November 2015.

Neither Cliffs nor Northshore has provided Mesabi Trust with any projections about whether or not it will furnish future quarterly royalty reports on a timeline that will permit the Trustees to consider declarations of distributions from royalty revenues anticipated to be received by the 30th day of the month following each calendar quarter end.

Cliffs Disclosure regarding Risks associated with Obtaining and Maintaining Permits and Additional Financial Assurance

In its latest Form 10-Q filed on October 29, 2015, Cliffs disclosed as one of its risk factors that it may be unable to obtain and renew permits necessary for its operations or be required to provide additional financial assurance, which could reduce its production, cash flows, profitability and available liquidity.

Cliffs also added that it could also face significant permit and approval requirements that could delay its commencement or continuation of existing or new production operations which, in turn, could affect materially its cash flows, profitability and available liquidity.

Mining companies must obtain numerous permits that impose strict conditions on various environmental and safety matters in connection with iron ore mining. These include permits issued by various federal, state and provincial agencies and regulatory bodies. The permitting rules are complex and may change over time, making Cliffs’ ability to comply with the applicable requirements more difficult or impractical and costly, possibly precluding the continuance of ongoing operations or the development of future mining operations. Interpretations of rules may also change over time and may lead to requirements, such as additional financial assurance, making it more costly to comply. The public, including special interest groups and individuals, have certain rights under various statutes to comment upon, submit objections to, and otherwise engage in the permitting process, including bringing citizens’ lawsuits to challenge such permits or mining activities. Accordingly, required permits may not be issued or renewed in a timely fashion (or at all), or permits issued or renewed may be conditioned in a manner that may restrict Cliffs’ ability to efficiently conduct its mining activities. Such inefficiencies could reduce its production, cash flows, profitability and available liquidity, which could adversely affect the royalties payable to Mesabi Trust.

Temporary Idling of Northshore Iron Ore Pellet Production

As previously reported, Cliffs announced on November 17, 2015 that it is temporarily idling iron ore pellet production at its Northshore mining operation in Minnesota by December 1, 2015. Cliffs disclosed that until its domestic customers’ blast furnace capacity utilization rates improve, existing customer demand will be satisfied from its current pellet inventory. The Trustees have been informed that both crude ore production and pellet production at Northshore have been idled. In its news release, Cliffs anticipated that both Northshore and the previously idled United Taconite operations “will be temporarily idled through the first quarter of 2016.” With respect to the remainder of calendar year 2015, neither Cliffs nor Northshore has advised Mesabi Trust of its expected 2015 shipments of iron ore products or what percentage of 2015 shipments will be from Mesabi Trust iron ore. Cliffs also announced that it would maintain minimal staffing during the temporary idle for basic maintenance duties and for on-going work to support the DR-grade pellet trials.

Mesabi Trust has no additional information on exactly when Cliffs will restart its Northshore iron ore pellet production.

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

Neither Mesabi Trust nor the Trustees have any control over the operations and activities of Northshore, except within the framework of the Amended Assignment Agreements.  Cliffs alone controls (i) historical operating data, including iron ore production volumes, marketing of iron ore products, operating and capital expenditures as they relate to Northshore, environmental and other liabilities and the effects of regulatory changes; (ii) decisions about whether and when to restart, or continue to idle, Northshore’s iron ore pellet production, (iii) plans for Northshore’s future operating and capital expenditures; (iv) geological data relating to ore reserves (v) projected production of iron ore products; (vi) contracts between Cliffs and Northshore with their customers; and (vii) the decision to mine off Mesabi Trust and/or state lands, based on Cliffs’ current mining and engineering plan.  The Trustees do not exert any influence over mining operational decisions at Northshore, nor do the Trustees provide any input regarding the ore reserve estimated at Northshore as reported by Cliffs.  While the Trustees request material information from Cliffs and Northshore for use in periodic reports as part of their evaluation of Mesabi Trust’s disclosure controls and procedures, the Trustees do not control this information and they rely on this information provided by Cliffs and the information in Cliffs’ periodic and current filings with the SEC to provide accurate and timely information in Mesabi Trust’s reports filed with the SEC.

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

The Trust did not have any changes in critical accounting policies or in significant accounting estimates during the three months ended October 31, 2015.  For a complete description of the Trust’s significant accounting policies, please see Note 2 to the financial statements included in the Trust’s Annual Report on Form 10-K for the year ended January 31, 2015.

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

Item 5.                   Other Information

Mine Safety and Health Administration Safety Data.  Pursuant to §1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, Cliffs started reporting information related to certain mine safety results at Northshore.  This information is available in Part II, Item 4 of Cliffs’ Form 10-Q filed October 29, 2015.

Item 6.                   Exhibits.

31	Certification of Corporate Trustee of Mesabi Trust pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Corporate Trustee of Mesabi Trust pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1

Report of Baker Tilly Virchow Krause, LLP, dated December 8, 2015 regarding its review of the unaudited interim financial statements of Mesabi Trust as of and for the three and nine months ended October 31, 2015.

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
AMERICAS
Corporate Trustee
Principal Administrative Officer and duly authorized
signatory:*

	By:	DEUTSCHE BANK NATIONAL TRUST
COMPANY

December 8, 2015		By:	/s/ Jeffrey Schoenfeld
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

99.1

Report of Baker Tilly Virchow Krause, LLP, dated December 8, 2015 regarding its review of the unaudited interim financial statements of Mesabi Trust as of and for the three and nine months ended October 31, 2015.

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