Form 10-K
period 2016-01-31
MESABI TRUST
filed 2016-04-14
CIK 65172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2016

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
16 Floor
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). No ☒  Yes ☐

As of July 31, 2015, the aggregate market value of the Units of Beneficial Interest in the registrant held by non-affiliates of the registrant was $141,442,319* based on the closing sale price as reported on the New York Stock Exchange.  As of April 8, 2016, there were 13,120,010 Units of Beneficial Interest in Mesabi Trust outstanding.

*Includes approximately $108,000 representing the market value, as of July 31, 2015, of 10,000 Units of Beneficial Interest the beneficial ownership of which is disclaimed by affiliates (see Item 12 herein).

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Annual Report of the Trustees for the Fiscal Year Ended January 31, 2016 (Annual Report)	Parts I, II, and IV

PART I

ITEM 1.                                              BUSINESS.

(a)                                 General Development of Business.

The information under the headings “Trustees’ Discussion and Analysis of Financial Condition and Results of Operations,” “The Trust Estate,” “Leasehold Royalties,” and “Land Trust and Fee Royalties” beginning on pages 11, 19, 24 and 26, respectively, of the Annual Report of the Trustees of Mesabi Trust for the fiscal year ended January 31, 2016 (the “Annual Report”) is incorporated herein by reference.

(b)                                 Financial Information About Segments.

Substantially all of the revenue, operating profits and assets of Mesabi Trust (“Mesabi Trust” or the “Trust”) relate to one business segment—iron ore mining.  The information under the heading “Selected Financial Data” set forth on page 11 of the Annual Report is incorporated herein by reference.

(c)                                  Narrative Description of Business.

The information under the headings “Overview,” “Trustees’ Discussion and Analysis of Financial Condition and Results of Operations,” “The Trust Estate,” and “Leasehold Royalties” beginning on pages 2, 11, 19 and 24, respectively, of the Annual Report is incorporated herein by reference.

(d)                                 Financial Information About Geographical Areas.

All of the Trust’s revenues are derived from the assets of the Trust, information of which is set forth under the heading “The Trust Estate” beginning on page 19 of the Annual Report. The information under the heading “Selected Financial Data” set forth on page 11 of the Annual Report is incorporated herein by reference.

(e)                                  Availability of Reports on Registrant’s Website.

The information on the cover page of the Annual Report, set forth on page 1 thereof, is incorporated herein by reference.

ITEM 1A.                                     RISK FACTORS.

The information under the heading “Risk Factors” set forth on pages 3 through 9 of the Annual Report is incorporated herein by reference.

ITEM 1B.                                     UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.                                                PROPERTIES.

The information under the heading “The Trust Estate” beginning on page 19 of the Annual Report is incorporated herein by reference.

ITEM 3.                                                LEGAL PROCEEDINGS.

None.

ITEM 4.                                                MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.                                                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The information under the headings “Unallocated Reserve” and “Certificates of Beneficial Interest” set forth on pages 27 and 28 of the Annual Report is incorporated herein by reference.

ITEM 6.                                                SELECTED FINANCIAL DATA.

The information under the heading “Selected Financial Data” beginning on page 11 of the Annual Report is incorporated herein by reference.

ITEM 7.                                                TRUSTEES’ DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information under the headings “Trustees’ Discussion and Analysis of Financial Condition and Results of Operations,” “Leasehold Royalties,” “Trust Expenses,” and “Unallocated Reserve” beginning on pages 11, 24, 26 and 27, respectively, of the Annual Report is incorporated herein by reference.

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

To carry out the Trustees’ duties under the Agreement of Trust, the Trustees meet on a quarterly basis to discuss information and circumstances relevant to the Trust.  The Trustees also conduct telephone conferences from time to time between the quarterly meetings to address developments that require more timely attention.  The Trust held fifteen meetings either in person or via teleconference in fiscal 2016 and took action by unanimous written consent on one occasion.  All of the Trustees were present at all meetings held in fiscal 2016 except for one teleconference meeting in which Robert Berglund was unavailable and was later briefed on the substance of the meeting.

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

Age: 69

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

Age: 73

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

Age: 87

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

Age: 62

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

Mr. Mlinar started working in October 2014 as a part-time, salaried employee for Krech Ojard & Associates, Inc. (“Krech”), a private engineering consulting firm, which provides consulting services to its customers in diverse industries, including Cliffs and Northshore. Mr. Mlinar is not, and has never been, an owner, partner, officer or director of Krech. Mr. Mlinar’s part-time employment included providing engineering consulting services through Krech for Cliffs.

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

Pursuant to the Amendment, each individual Trustee receives at least $20,000 in annual compensation for services as Trustee.  Each year, annual Trustee compensation is adjusted up or down (but not below $20,000) in accordance with changes from the November 1981 level of 295.5 (the “1981 Escalation Level”) in the All Commodities Producer Price Index (with 1967 = 100 as a base).  The All Commodities Producer Price Index is published by the U.S. Department of Labor, Bureau of Labor Statistics.  The adjustment is made at the end of each fiscal year and is calculated on the basis of the proportion between (a) the level of such index for the November preceding the end of such fiscal year, and (b) the 1981 Escalation Level.  Any action to modify or otherwise vary the compensation of the individual Trustees as provided by the Amendment must be approved by the affirmative vote of 66 2/3% in interest of the Trust Certificates then outstanding.  Each of the individual Trustees received total compensation of $37,657 during fiscal 2016.

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

Additionally, each year the Corporate Trustee receives $62,500 to cover clerical and administrative services to Mesabi Trust, other than services customarily performed by a registrar or transfer agent for which the Corporate Trustee is paid additional service fees.  The Corporate Trustee earned $100,157 in cash compensation for the fiscal year ended January 31, 2016, inclusive of the $62,500 administrative fee. The Corporate Trustee also received $8,308 for its services as registrar and transfer agent for the year ended January 31, 2016.  Accordingly, the Corporate Trustee earned $108,465 in total compensation for the fiscal year ended January 31, 2016.

Under the Amendment, the Individual Trustees may, in extraordinary circumstances, pay additional compensation to the Corporate Trustee.  The decision to pay such compensation must be unanimously approved by the Individual Trustees.  The Corporate Trustee did not receive any compensation for extraordinary services with respect to the year ended January 31, 2016.

Trustees’ Compensation Report

The Trustees have not designated a compensation committee and are not required to do so by applicable law or regulation.  The Trustees, as a group, have reviewed and discussed the Compensation Discussion and Analysis (“CD&A”) and based on such review and discussion have recommended that the CD&A be included in this Annual Report on Form 10-K.

MESABI TRUST

Deutsche Bank Trust Company Americas
Robert C. Berglund
James A. Ehrenberg
Richard G. Lareau
Michael P. Mlinar

Trustee Compensation

Summary Compensation Table

The table below summarizes the total compensation earned by each of the Individual Trustees and the Corporate Trustee in the fiscal year ended January 31, 2016.

Name	Trustee Fees Earned ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)

Deutsche Bank Trust Company Americas, Corporate Trustee	$100,157	N/A	N/A	N/A	N/A	8,308	(1)	$108,465

Robert C. Berglund	$37,657	N/A	N/A	N/A	N/A	N/A		$37,657

James A. Ehrenberg	$37,657	N/A	N/A	N/A	N/A	N/A		$37,657

Richard G. Lareau	$37,657	N/A	N/A	N/A	N/A	N/A		$37,657

Michael P. Mlinar	$37,657	N/A	N/A	N/A	N/A	N/A		$37,657

(1)   Represents fees and disbursements paid to Deutsche Bank Trust Company Americas for its services as registrar and transfer agent of the Units.

ITEM 12.                                       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND TRUSTEES.

Based on information that has been obtained from Mesabi Trust’s records and a review of statements of beneficial ownership filed with Mesabi Trust pursuant to Rule 13d-1 or Rule 13d-2 under the Securities Exchange Act of 1934, as amended, no person known to Mesabi Trust beneficially owns more than 5% in interest of the Trust Certificates outstanding as of April 1, 2016.

The table below sets forth information as to the Units of Beneficial Interest in Mesabi Trust beneficially owned as of April 1, 2016 by the Trustees individually and as a group.  Except as otherwise indicated and subject to applicable community property laws, each Trustee has sole voting and investment powers with respect to the securities listed.  There were no Certificates of Beneficial Interest of Mesabi Trust pledged by the Trustees as of January 31, 2016.  The Trust does not have any compensation plans under which securities of the Trust are authorized for issuance.

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

(3)         All Units are held by Mr. Mlinar and his wife as joint tenants with right of survivorship. Mr. and Mrs. Mlinar share the investment and voting power over all of those Units.

ITEM 13.                                         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Mr. Richard G. Lareau, who became a Trustee on March 7, 1990, retired in 2014 as a senior partner in the law firm of Oppenheimer Wolff & Donnelly LLP (“Oppenheimer”) with which firm he had been associated since 1956.  Oppenheimer had been retained by Mesabi Trust since 1961 to act with respect to matters of Minnesota law, and was retained in 1991 by the Trustees other than Mr. Lareau to act as general legal counsel. Oppenheimer was then merged with and into Fox Rothschild LLP (“Fox Rothschild”) as of January 4, 2016, when Mesabi Trust retained Fox Rothschild as general legal counsel.  Mesabi Trust paid Oppenheimer and Fox Rothschild fees totaling $434,365 for legal services provided to the Trust during the fiscal year ended January 31, 2016 compared with fees totaling $457,897 for legal services provided to the Trust by Oppenheimer during fiscal year ended January 31, 2015.  Please see the disclosure under the heading “Trust Expenses” beginning on page 26 of the Annual Report for additional information regarding the fees paid to Oppenheimer for the Trust’s legal expenses.

Related Person Transaction Policy

During the fiscal year ended January 31, 2016, the Trustees met on a quarterly basis and reviewed and approved or ratified certain transactions that occurred during each of the prior fiscal quarters.  In connection with their review of the Trust’s transactions, the Trustees consider whether there have been any related person transactions.  In determining whether to approve a related person transaction, the Trustees consider the following factors, in addition to any other factors they deem necessary or appropriate:

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

Based on their review of the Trust’s transactions during the fiscal year ended January 31, 2016, the Trustees concluded that there were no related person transactions required to be disclosed in this Annual Report on Form 10-K.

Pass-Through Royalty Trust Exemptions

Because of its legal structure and character as a pass-through royalty trust, the Trust is exempt from Rule 10A-3 of the Securities Exchange Act and the Corporate Governance Standards set forth in Section 303A of the New York Stock Exchange’s Listed Company Manual.

ITEM 14.                                         PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(a)                  Audit Fees.

The aggregate fees paid during fiscal 2016 for professional services rendered by Baker Tilly Virchow Krause, LLP (“Baker Tilly”) for the audit of the Trust’s annual financial statements, the attestation report of theTrustees’ assessment of internal control over financial reporting and review of the financial statements included in the Trust’s quarterly reports on Form 10-Q were $60,997.

The aggregate fees paid during fiscal 2015 for professional services rendered by Baker Tilly for the audit of the Trust’s annual financial statements, the audit of the Trustees’ assessment of internal control over financial reporting and review of the financial statements included in the Trust’s quarterly reports on Form 10-Q were $60,115.

(b)                    Audit-Related Fees.

No fees were paid to Baker Tilly for assurance and related services that were not reasonably related to the performance of the audit or review of the Trust’s financial statements for fiscal 2016 or fiscal 2015.

(c)                        Tax Fees.

No fees were paid to Baker Tilly for tax compliance, tax advice and tax planning for Mesabi Trust for fiscal 2016 or fiscal 2015.

(d)                       All Other Fees.

No other fees were paid to Baker Tilly for services provided to Mesabi Trust, other than those described in item (a), for fiscal 2016 or fiscal 2015.

Before an independent registered public accounting firm is engaged to perform audit and review services for the Trust, the Trustees approve the engagement.

PART IV

ITEM 15.                                         EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) 1.                    Financial Statements:

The following Financial Statements are incorporated in this Report by reference from the following pages of the Annual Report:

Trustees’ Report on Internal Control over Financial Reporting	Page F-2

Report of Independent Registered Public Accounting Firm	Page F-3

Balance Sheets as of January 31, 2016 and 2015	Page F-5

Statements of Income for the years ended January 31, 2016, 2015, and 2014	Page F-6

Statements of Unallocated Reserve and Trust Corpus for the years ended January 31, 2016, 2015, and 2014	Page F-7

Statements of Cash Flows for the years ended January 31, 2016, 2015, and 2014	Page F-8

Notes to Financial Statements	Pages F-9 - F-15

(a) 3.      Exhibits:

Item No.	Item	Filing Method

3	Agreement of Trust dated as of July 18, 1961	Incorporated by reference from Exhibit 3 to Mesabi Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 1987.

3(a)	Amendment to the Agreement of Trust dated as of October 25, 1982	Incorporated by reference from Exhibit 3(a) to Mesabi Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 1988.

4	Instruments defining the rights of Trust Certificate Holders	Incorporated by reference from Exhibit 4 to Mesabi Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 1987.

10(a)	Peters Lease	Incorporated by reference from Exhibits 10(a) - 10(d) to Mesabi Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 1987.

10(b)	Amendment of Assignment of Peters Lease	Incorporated by reference from Exhibits 10(a) - 10(d) to Mesabi Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 1987.

10(c)	Cloquet Lease	Incorporated by reference from Exhibits 10(a) - 10(d) to Mesabi Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 1987.

10(d)	Assignment of Cloquet Lease	Incorporated by reference from Exhibits 10(a) - 10(d) to Mesabi Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 1987.

10(e)	Modification of Lease, made as of January 23, 1946	Incorporated by reference from Exhibits 10(e) to Mesabi Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 2015.

10(f)	Modification of Lease and Consent to Assignment dated as of October 22, 1982	Incorporated by reference from Exhibit 10(e) to Mesabi Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 1988.

Item No.	Item	Filing Method

10(g)	Amendment of Assignment, Assumption and Further Assignment of Peters Lease	Incorporated by reference from Exhibit A to Mesabi Trust’s Report on Form 8-K dated August 17, 1989.

10(h)	Amendment of Assignment, Assumption and Further Assignments of Cloquet Lease	Incorporated by reference from Exhibit B to Mesabi Trust’s Report on Form 8-K dated August 17, 1989.

10(i)	Summary Description of Trustees’ Compensation	Filed herewith.

13	Annual Report of the Trustees of Mesabi Trust for the fiscal year ended January 31, 2015	Filed herewith.

14	Trustees Code of Ethics	Incorporated by reference from Exhibit 13 to Mesabi Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004.

31	Certification of Corporate Trustee of Mesabi Trust pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32	Certification of Corporate Trustee of Mesabi Trust pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

101.INS	XBRL Instance Document	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 14, 2016

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

/s/ Robert C. Berglund	April 14, 2016
Robert C. Berglund
Individual Trustee

/s/ James A. Ehrenberg	April 14, 2016
James A. Ehrenberg
Individual Trustee

/s/ Richard G. Lareau	April 14, 2016
Richard G. Lareau
Individual Trustee

/s/ Jeffrey Schoenfeld	April 14, 2016
Jeffrey Schoenfeld
Vice President
Deutsche Bank Trust Company Americas

/s/ Michael P. Mlinar	April 14, 2016
Michael P. Mlinar
Individual Trustee