Form 10-Q
period 2016-04-30
MESABI TRUST
filed 2016-06-06
CIK 65172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2016

or

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

As of June 1, 2016, there were 13,120,010 Units of Beneficial Interest in Mesabi Trust outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements. (Note 1)

Mesabi Trust

Condensed Statements of Operations

Three Months Ended April 30, 2016 and 2015

	Three Months Ended
	April 30,
	2016	2015
	(unaudited)	(unaudited)
A. Condensed Statements of Operations

Revenues
Royalty income	$—	$1,315,953
Interest income	1,679	2,057
Total revenues	1,679	1,318,010

Expenses	431,931	377,744

Net income (loss)	$(430,252)	$940,266

Number of units outstanding	13,120,010	13,120,010

Net income (loss) per unit (Note 2)	$(0.0328)	$0.0717

Distributions declared per unit (Note 3)	$0.2000	$—

See Notes to Condensed Financial Statements.

Mesabi Trust

Condensed Balance Sheets

April 30, 2016 and January 31, 2016

	April 30, 2016	January 31, 2016
	(unaudited)
B. Condensed Balance Sheets

Assets

Cash and cash equivalents	$8,219,812	$2,587,165

U.S. Government securities, at amortized cost (which approximates market)	238,047	5,740,659

Accrued income receivable	1,295	978,146
Prepaid expenses	60,423	54,930
Current assets	8,519,577	9,360,900

U.S. Government securities, at amortized cost (which approximates market)	373,430	456,058

Fixed property, including intangibles, at nominal values

Amended Assignment of Peters Lease	1	1

Assignment of Cloquet Lease	1	1

Certificate of beneficial interest for 13,120,010 units of land trust	1	1
Total other assets	3	3

Total assets	$8,893,010	$9,816,961

Liabilities, Unallocated Reserve and Trust Corpus

Liabilities
Distribution payable	$2,624,002	$656,001
Accrued expenses	77,031	171,793
Deferred royalty revenue (Note 4)	257,064	—
Total liabilities	2,958,097	827,794

Unallocated Reserve (Note 5)	5,934,910	8,989,164
Trust Corpus	3	3

Total liabilities, unallocated reserve and trust corpus	$8,893,010	$9,816,961

See Notes to Condensed Financial Statements.

Mesabi Trust

Condensed Statements of Cash Flows

Three Months Ended April 30, 2016 and 2015

	Three Months Ended
	April 30,
	2016	2015
	(unaudited)	(unaudited)
C. Condensed Statements of Cash Flows

Cash flows from operating activities
Royalties received	$1,172,787	$853,153
Interest received	1,574	19
Expenses paid	(470,953)	(371,199)

Net cash provided by operating activities	703,408	481,973

Cash flows from investing activities
Maturities of U.S. Government Securities	5,585,240	82,320
Purchases of U.S. Government Securities	—	(82,628)

Net cash provided by (used for) investing activities	5,585,240	(308)

Cash flows used for financing activities
Distributions to Unitholders	(656,001)	(8,396,806)

Net change in cash and cash equivalents	5,632,647	(7,915,141)

Cash and cash equivalents, beginning of year	2,587,165	8,717,943

Cash and cash equivalents, end of period	$8,219,812	$802,802

Reconciliation of net income to net cash provided by operating activities

Net income (loss)	$(430,252)	$940,266
Decrease (increase) in accrued income receivable	976,851	(464,838)
Increase in prepaid expenses	(5,493)	(917)
Increase (decrease) in accrued expenses	(94,762)	7,462
Increase in deferred royalty revenue	257,064	—

Net cash provided by operating activities	$703,408	$481,973

See Notes to Condensed Financial Statements.

MESABI TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS

April 30, 2016 (Unaudited)

Note 1.         The financial statements included herein have been prepared without audit (except for the balance sheet at January 31, 2016) in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  In the opinion of the Trustees, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the results of operations for the three months ended April 30, 2016 and 2015, (b) the financial position at April 30, 2016, and (c) the cash flows for the three months ended April 30, 2016 and 2015, have been made.  For further information, refer to the financial statements and footnotes included in Mesabi Trust’s Annual Report on Form 10-K for the year ended January 31, 2016.

Note 2.         Net income (loss) per unit includes accrued income receivable.  For the three months ended April 30, 2016, the Trust recorded $1,295 of accrued income receivable as reflected on the Condensed Balance Sheet as of April 30, 2016 (unaudited), which is comprised entirely of interest receivable on U.S. Government securities. Accrued income receivable also includes accruals for anticipated pricing adjustments, which can be positive or negative. As of April 30, 2016, anticipated pricing adjustments were negative and have been classified under deferred royalty revenue. See Note 4.  Net income (loss) per unit is based on 13,120,010 units outstanding during the period.

Note 3.         The Trust declares distributions (if any) each year in April, July, October and January.  The Trust’s financial statements are prepared on an accrual basis and present the Trust’s results of operations based on each fiscal quarter which ends one month after the close of each calendar quarter.  Because (i) distributions, if any, are declared by the Trustees based on, among other considerations, the amount of royalties actually paid to the Trust through the end of each calendar quarter prior to April, July, October and January of each year, the Trustees’ evaluation of known and projected Trust expenses in the current and future quarters, the then-current level of Unallocated Reserve and general economic conditions, and (ii) the Trust’s Net Income (Loss) is calculated as of the end of each fiscal quarter, the distributions declared by the Trust are not equivalent to the Trust’s Net Income (Loss) during the periods reported in this quarterly report on Form 10-Q.

Note 4.         In April 2016, the Trust received its quarterly royalty payment from Northshore Mining Company (“Northshore”) of approximately $1,173,000. In accordance with the Trust’s revenue recognition policy, the cash royalty payment received by the Trust exceeded the royalty revenue earned, and the Trust has recorded a liability for the excess cash received in the amount of $195,731 as of April 30, 2016. It is possible this deferred royalty revenue may offset future royalty payments to be received from NMC for any shipments that occur in future quarters of this fiscal year. In addition, the Trust has recorded a liability for the anticipated negative pricing adjustments on unconsumed iron ore pellets at January 31, 2016 in the amount of $61,333 for the quarter ending April 30, 2016. It is possible this deferred revenue may offset anticipated pricing adjustments in future quarters.

Note 5.         Each quarter, as authorized by the Agreement of Trust, the Trustees evaluate all relevant factors including all costs, expenses, obligations, and present and future liabilities of the Trust (whether known or contingent) in determining the prudent level of unallocated reserve in light of the unpredictable nature of the iron ore industry and current economic conditions. Accordingly, although the actual amount of the Unallocated Reserve will fluctuate from time to time, and may increase or decrease from its current level, it is currently expected that future distributions will be highly dependent upon royalty payments, if any, received in the prior quarter, and the level of Trust expenses that the Trustees anticipate will occur in subsequent quarters.  Pursuant to the Agreement of Trust, the Trustees make decisions about cash distributions to Unitholders based on the royalty payments it receives from Northshore when received, rather than as royalty income is recorded in accordance with the Trust’s revenue recognition policy.  Refer to Note 3 for further information.

As of April 30, 2016 and January 31, 2016, the unallocated cash and U.S. Government securities portion of the Trust’s Unallocated Reserve was comprised of the following components:

	April 30, 2016 (unaudited)	January 31, 2016
Cash and U.S. Government securities	$8,831,289	$8,783,882
Distribution payable	(2,624,002)	(656,001)

Unallocated cash and U.S. Government securities	$6,207,287	$8,127,881

A reconciliation of the Trust’s Unallocated Reserve from January 31, 2016 to April 30, 2016 is as follows:

Unallocated Reserve, January 31, 2016	$8,989,164

Net loss	(430,252)
Distributions declared	(2,624,002)

Unallocated Reserve, April 30, 2016	$5,934,910

Item 2.   Trustees’ Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Certain information included in this Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934.  All such forward-looking statements, including those statements regarding estimation of iron ore pellet production, shipments or pricing, are based on information from the lessee/operator (and its parent corporation) of the mine located on the lands owned and held in trust for the benefit of the holders of units of beneficial interest of Mesabi Trust.  These statements may be identified by the use of forward-looking words, such as “may,” “will,” “could,” “project,” “predict, “ “intend,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “should,” “assume,” “forecast” and other similar words.  Such forward-looking statements are inherently subject to known and unknown risks and uncertainties.  Actual results and future developments could differ materially from the results or developments expressed in or implied by these forward-looking statements.  These risks and uncertainties include, but are not limited to, volatility of iron ore and steel prices, market supply and demand, competition, environmental hazards, health and safety conditions, regulation or government action, litigation and uncertainties about estimates of reserves.  Further, substantial portions of royalties earned by Mesabi Trust are based on estimated prices that are subject to interim and final adjustments which can be positive or negative and are dependent in part on multiple price and inflation index factors under agreements to which Mesabi Trust is not a party and that are not known until after the end of a contract year.  It is possible that future negative price adjustments could partially or even completely offset royalties or royalty income that would otherwise be payable to the Trust in any particular quarter, or at year end, thereby potentially reducing cash available for distribution to the Trust’s Unitholders in future quarters.  For a discussion of the factors, including without limitation, those that could materially and adversely affect Mesabi Trust’s actual results and performance, see “Risk Factors” set forth on pages 3 through 9 of Mesabi Trust’s Annual Report on Form 10-K for the year-ended January 31, 2016.  Mesabi Trust undertakes no obligation, other than that imposed by law, to make any revisions to the forward-looking statements contained in this filing or to update them to reflect circumstances occurring after the date of this filing.

This discussion should be read in conjunction with the condensed financial statements and notes presented in this Quarterly Report on Form 10-Q and the financial statements and notes in the last filed Annual Report on Form 10-K filed for the period ended January 31, 2016 for a full understanding of Mesabi Trust’s financial position and results of operations for the three month period ended April 30, 2016.

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

The Agreement of Trust specifically prohibits the Trustees from entering into or engaging in any business.  This prohibition applies even to business activities the Trustees may deem necessary or proper for the preservation and protection of the Trust Estate.  Accordingly, the Trustees’ activities in connection with the administration of the Trust’s assets are limited to collecting income, paying expenses and liabilities of the Trust, distributing net income to the holders of Certificates of Beneficial Interest in Mesabi Trust (“Unitholders”) after the payment of, or provision for, such expenses and liabilities, and protecting and conserving the assets held by the Trust.

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

•              Royalty bonuses.  The Trust earns royalty bonuses when iron ore products shipped from Silver Bay are sold at prices above a threshold price per ton.  The royalty bonuses are calculated based on a percentage of the gross proceeds of product shipped from Silver Bay and sold at prices above a threshold price.  The threshold price is adjusted (but not below $30.00 per ton) on an annual basis for inflation and deflation (the “Adjusted Threshold Price”).  The Adjusted Threshold Price was $53.01 per ton for calendar year 2015 and is $53.80 per ton for calendar year 2016.  The royalty bonus percentage ranges from 1/2 of 1% of the gross proceeds (on all tonnage shipped for sale at prices between the Adjusted Threshold Price and $2.00 above the Adjusted Threshold Price) to 3% of the gross proceeds (on all tonnage shipped for sale at prices $10.00 or more above the Adjusted Threshold Price).  Royalty bonuses are subject to price adjustments under the Cliffs Pellet Agreements and, as described elsewhere in this report, such adjustments may be positive or negative.

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

•              Minimum advance royalties.  Northshore’s obligation to pay base overriding royalties and royalty bonuses with respect to the sale of iron ore products generally accrues upon the shipment of those products from Silver Bay.  However, regardless of whether any shipment has occurred, under the terms of the Amended Assignment Agreements, Northshore is obligated to pay to the Trust a minimum advance royalty.  Each year, the amount of the minimum advance royalty is adjusted (but not below $500,000 per annum) for inflation and deflation in accordance with the Amended Assignment Agreements.  The minimum advance royalty was $883,875 for calendar year 2015 and is $897,008 for calendar year 2016.  Until base overriding royalties (and royalty bonuses, if any) for a particular year equal or exceed the minimum advance royalty for the year, Northshore must make quarterly payments of up to 25% of the minimum advance royalty for the year.  Because minimum advance royalties are essentially prepayments of base overriding royalties and royalty bonuses earned each year, any minimum advance royalties paid in a quarter are recouped by credits against base overriding royalties and royalty bonuses earned in later quarters during the year.

Under the relevant documents, Northshore may mine and ship iron ore products from lands other than Mesabi Trust lands.  Northshore is obligated to make quarterly royalty payments to the Trust by the 30th day in January, April, July and October of each year based on shipments of iron ore products from Silver Bay, Minnesota during each calendar quarter.  In the case of base overriding royalties and royalty bonuses, these quarterly royalty payments are to be made whether or not the related proceeds of sale have been received by Northshore by the time such payments become due.  Northshore alone determines whether to mine off Mesabi Trust lands and/or such other lands, based on its current mining and engineering plan.  The Trustees do not exert any influence over Northshore’s mining operational decisions.  To encourage the mining of iron ore products from Mesabi Trust lands, Mesabi Trust receives royalties, in part, based on the greater of the following two methods of calculating royalty payments: (i) the aggregate quantity of iron ore products shipped that were produced using iron ore mined from Mesabi Trust lands, and (ii) a portion of the aggregate quantity of all iron ore products shipped from Silver Bay that were mined from any lands, such portion being 90% of the first four million tons shipped from Silver Bay during the calendar year, 85% of the next two million tons shipped during the calendar year, and 25% of all tonnage shipped from Silver Bay during such year in excess of six million tons.  The royalty percentage paid to the Trust increases as the aggregate tonnage of iron ore products shipped, attributable to the Trust, in any calendar year increases past each of the first four one-million ton volume thresholds.  Assuming a consistent sales price per ton throughout a calendar year, shipments of iron ore product attributable to the Trust later in the year generate a higher royalty to the Trust, as total shipments for the year exceed increasing levels of royalty percentages and pass each of the first four one-million ton volume thresholds.

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

Results of Operations

Comparison of Iron Ore Pellet Production and Shipments for the Three Months Ended April 30, 2016 and April 30, 2015

As shown in the table below, production of iron ore pellets at Northshore from Mesabi Trust lands during the fiscal quarter ended April 30, 2016 totaled zero tons, and actual shipments over the same period totaled zero tons.  By comparison, actual pellet production and actual shipments for the comparable prior period were 1,195,260 tons and 340,868 tons, respectively.  The decrease in production at Northshore, as compared to the prior comparable period, is the result of a decrease in demand from Northshore’s customers.  The decrease in shipments at Northshore is the result of a decrease in demand from Northshore’s customers during the current fiscal quarter, as compared to the prior comparable period.

Fiscal Quarter Ended	Pellets Produced from Trust Lands (tons)	Pellets Shipped from Trust Lands (tons)
April 30, 2016	—	—
April 30, 2015	1,195,260	340,868

Comparison of Royalty Income for the Three Months Ended April 30, 2016 and April 30, 2015

Total royalty income for the fiscal quarter ended April 30, 2016 decreased $1,315,953 to $0, as compared to the three months ended April 30, 2015.  The decrease in total royalty income is due to the decrease in production and shipments during the three months ended April 30, 2016, as compared to the three months ended April 30, 2015.

The table below shows that the base overriding royalties and the bonus royalties decreased $503,142 and $668,471, respectively, and the fee royalties decreased $144,340 for the three months ended April 30, 2016, as compared to the three months ended April 30, 2015.  The decrease in the base overriding royalties and the bonus royalties are both attributable to the decrease in production and shipments during the three months ended April 30, 2016, as compared to the three months ended April 30, 2015.  The decrease in the fee royalty amount is due to the decrease in production during the three months ended April 30, 2016, as compared to the three months ended April 30, 2015.

The table below summarizes the components of Mesabi Trust’s royalty income for the three months ended April 30, 2016 and April 30, 2015, respectively:

	Three Months Ended April 30,
	2016	2015
Base overriding royalties	$—	$503,142
Bonus royalties	—	668,471
Minimum advance royalty paid (recouped)	—	—
Fee royalties	—	144,340
Total royalty income	$—	$1,315,953

Comparison of Income, Expenses and Distributions for the Three Months Ended April 30, 2016 and April 30, 2015

Net loss for the three months ended April 30, 2016 was $430,252, a decrease of $1,370,518 compared to the net income for the three months ended April 30, 2015.  The decrease from net income to a net loss for the fiscal quarter ended April 30, 2016 is the result of a decrease in total shipments of iron ore pellets, as compared to the three months ended April 30, 2015.  The Trust’s expenses for the three months ended April 30, 2016 were $431,931; an increase of $54,187 compared to the Trust’s expenses for the three-month period ended April 30, 2015. The increase in expenses for the fiscal quarter ended April 30, 2016 is the result of anticipated negative pricing adjustments on unconsumed iron ore pellets at January 31, 2016.  The table below summarizes the Trust’s income and expenses for the three months ended April 30, 2016 and April 30, 2015, respectively.

	Three Months Ended April 30,
	2016	2015
Total royalty income	$—	$1,315,953
Interest income	1,679	2,057
Gross income	1,679	1,318,010
Expenses	431,931	377,744
Net income (loss)	$(430,252)	$940,266

As presented on the Trust’s Condensed Statements of Income on page 2 of this quarterly report, the Trust’s net income (loss) per unit decreased $0.1045 to $(0.0328) for the three months ended April 30, 2016, as compared to the three months ended April 30, 2015.  The Trustees declared a distribution of twenty cents ($0.20) per Unit of Beneficial Interest for the three months ended April 30, 2016, compared to no distribution for the three months ended April 30, 2015. The Trustees’ determination of this distribution amount reflects their continuing effort to maintain an appropriate level of unallocated reserve in order for the Trust to be in a position to meet current and future expenses, and present and future liabilities (whether fixed or contingent) that may arise in connection with the current and ongoing challenges in the iron ore and steel industries generally.

Distributions, if any, are declared by the Trustees based on the Trustees’ evaluation of known and projected Trust expenses in the current and future quarters, the amount of royalties actually paid to the Trust through the end of each calendar quarter prior to April, July, October and January of each year, the then-current level of Unallocated Reserve and general economic conditions. Quarterly royalty payments as reported by Northshore and Cliffs to the Trust may include pricing adjustments with respect to shipments during prior periods.  The Trust accounts for and reports accrued income receivable based on shipments during the last month of the Trust’s fiscal quarter (April, July, October and January) and price adjustments under the Cliffs Pellet Agreements (which can be positive or negative and can result in significant variations in royalties received by Mesabi Trust and cash available for distribution to Unitholders).  The Trust accounts for these amounts by using estimated prices and reports such amounts even though accrued income receivable is not available for distribution to Unitholders until it is received by the Trust.  Accordingly, distributions declared by the Trust are not equivalent to the Trust’s net income (loss) during the periods reported in this quarterly report on Form 10-Q.

Comparison of Unallocated Reserve as of April 30, 2016, April 30, 2015 and January 31, 2016

As set forth in the table below, Unallocated Reserve, which is comprised of accrued income receivable, unallocated cash and U.S. Government securities for potential fixed or contingent future liabilities, deferred royalty revenue, and prepaid expenses and accrued expenses, increased from $2,551,390 as of April 30, 2015 to $5,934,910 as of April 30, 2016.  The increase in the Unallocated Reserve as of April 30, 2016, as compared to April 30, 2015, is primarily the result of the Trustees’ decision to add to the Trust’s reserve for unexpected obligations, which is primarily attributable to the idling of iron ore pellet production at Northshore Mining Company in Silver Bay, Minnesota, as announced on November 17, 2015 and the Trustees’ determination that it is prudent, at this time, to maintain an appropriate level of unallocated reserve for the Trust in order to make adequate provision for current and future expenses.  The accrued income receivable portion of the Unallocated Reserve decreased from $1,023,223 as of April 30, 2015 to $1,295 as of April 30, 2016.  The decrease in the accrued income receivable portion of the Unallocated Reserve is the result of the decrease in the amount of iron ore pellets shipped, as compared to the same period last year. The increase in the unallocated cash and U.S. Government securities is a result of the Trustees’ decision to add to the Trust’s cash reserve for unexpected obligations, which is primarily attributable to the idling of iron ore pellet production at Northshore Mining Company in Silver Bay, Minnesota, as announced on November 17, 2015 and the Trustees’ determination that it is prudent, at this time, to maintain an appropriate level of unallocated reserve for the Trust in order to make adequate provision for current and future expenses. The increase in the deferred royalty revenue is a result of the receipt of advanced royalties received as of April 30, 2016 and the result of anticipated negative pricing adjustments on unconsumed iron ore pellets at January 31, 2016.

	Three Months Ended April 30,
	2016	2015
Accrued Income Receivable	$1,295	$1,023,223
Unallocated Cash and U.S. Government Securities	6,207,287	1,569,442
Prepaid Expenses and Accrued Expenses (net)	(16,608)	(41,275)
Deferred Royalty Revenue	(257,064)	—
Unallocated Reserve	$5,934,910	$2,551,390

It is possible that future negative price adjustments could offset, or even eliminate, future royalties or royalty income that would otherwise be payable to the Trust in any particular quarter, or at year end, thereby potentially reducing cash available for distribution to the Trust’s Unitholders in future quarters.  See the discussion under the heading “Risk Factors” beginning on page 3 of the Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 2016.

The Trust’s Unallocated Reserve as of April 30, 2016 decreased $3,054,254, as compared to the fiscal year ended January 31, 2016.  The decrease in the Unallocated Reserve is primarily due to the Trustees’ decision to make a cash distribution of twenty cents ($0.20) per Unit of Beneficial Interest in April based on the Trustees’ evaluation of known and projected Trust expenses in the current and future quarters and in light of the Trust’s receipt of total royalty payments of $2,423,257 on January 29, 2016, which was payment for shipments of iron ore products by Northshore during the three months ended December 31, 2015, and also in recognition of Cliffs’ announcement in March 2016 that it plans to restart iron ore pellet production at Northshore by May 15, 2016. As of January 31, 2016, the Unallocated Reserve consisted of $8,127,881 in unallocated cash and U.S. Government securities and $978,146 of accrued income receivable, as compared to $6,207,287 of unallocated cash and U.S. Government securities and $1,295 of accrued income receivable as of April 30, 2016.

Each quarter, as authorized by the Agreement of Trust, the Trustees evaluate all relevant factors including all costs, expenses, obligations, and present and future liabilities of the Trust (whether known or contingent) in determining the prudent level of unallocated reserve in light of the unpredictable nature of the iron ore industry and current economic conditions. Although the actual amount of the Unallocated Reserve will fluctuate from time to time and may increase or decrease from its current level, it is currently intended that future distributions will be highly dependent upon royalty income as it is received, if any, and the level of Trust expenses.  The amount of future royalty income available for distribution will be subject to the volume of iron ore product shipments and the dollar level of sales by Northshore.  Shipping activity is greatly reduced during the winter months. Economic conditions, particularly those affecting the steel industry, may adversely affect the amount and timing of such future shipments and sales.  The Trustees will continue to monitor the economic circumstances of the Trust to strike a responsible balance between distributions to Unitholders and the need to maintain adequate reserves at a prudent level, given the unpredictable nature of the iron ore industry, the Trust’s dependence on the actions of the lessee/operator, and the fact that the Trust essentially has no other liquid assets.

Recent Developments

Northshore Restarts Pellet Production

On March 14, 2016, Cliffs announced it will be restarting iron ore pellet production at its Northshore operation in Minnesota by May 15, 2016. Cliffs announced that it was taking such action based on its domestic customers’ demand for iron ore pellets and consistent with its previously announced production plans for the year. On the same day, the President and Chief Executive Officer of Cliffs was quoted as saying: “In 2015, Cliffs developed at Northshore Mining a new product, the DR-grade pellets used as feedstock to DRI production. As we restart operations at Northshore in May, we will also resume the production of DR-grade pellets destined to EAF clients.” Cliffs previously announced in November 2015 that it would maintain minimal staffing during the temporary idle for basic maintenance duties and for on-going work to support the DR-grade pellet trials. The Trustees have been informed that pellet production at Northshore has been restarted in May 2016.

Cliffs Announces Agreements with Minnesota Power

On May 24, 2016, Cliffs announced that through its subsidiaries, it has entered into multiple agreements with Minnesota Power, a utility division of ALLETE Inc. Cliffs has received $31 million dollars in cash as part of a long-term purchased power arrangement for its Northshore operation with Minnesota Power through 2031. The agreements, pending potential regulatory approval of the sale of utility assets, include certain non-core operations; transmission assets at United Taconite; certain land options at United Taconite and Northshore Mining Company; and transportation rights along the Cliffs Erie rail assets.  Separately, Cliffs has extended its regulated power arrangements with Minnesota Power for 10 years at its United Taconite and Babbitt facilities.

Cliffs Announces New Long-Term Iron Ore Supply Agreement with ArcelorMittal

On May 31, 2016, Cliffs announced that it has entered into a new long-term commercial agreement with ArcelorMittal USA LLC to supply tailor-made iron ore pellets for the next ten years through 2026. The new agreement will replace two existing agreements expiring in December 2016 and January 2017 and fill the entirety of ArcelorMittal’s pellet purchase requirements from the previous contracts. The new commercial agreement includes ArcelorMittal’s total purchases of iron ore pellets from Cliffs up to 10 million long tons and preserves Cliffs’ current position as ArcelorMittal USA’s sole outside supplier of pellets.

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

In accordance with the Agreement of Trust and the Amendment, the Trustees are entitled to, and in fact do, rely upon certain experts in good faith, including (i) the independent consultants with respect to monthly production and shipment reports, which include figures on crude ore production and iron ore pellet shipments, and discussions concerning the condition and accuracy of the scales and plans regarding the development of Mesabi Trust’s mining property; and (ii) the accounting firm they have contracted with for non-audit services, including reviews of financial data related to shipping and sales reports provided by Northshore and a review of the schedule of leasehold royalties payable to Mesabi Trust.  For a discussion of additional factors, including but not limited to those that could adversely affect Mesabi Trust’s actual results and performance, see “Risk Factors” set forth on pages 3 through 9 of Mesabi Trust’s Annual Report on Form 10-K for the year-ended January 31, 2016.

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

The Trust did not have any changes in critical accounting policies or in significant accounting estimates during the three months ended April 30, 2016.  For a complete description of the Trust’s significant accounting policies, please see Note 2 to the financial statements included in the Trust’s Annual Report on Form 10-K for the year ended January 31, 2016.

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

There have been no material changes in the Trust’s risk factors as described in “Risk Factors” set forth on pages 3 through 9 of Mesabi Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 2016.

Item 5.	Other Information

Mine Safety and Health Administration Safety Data.  Pursuant to §1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, Cliffs started reporting information related to certain mine safety results at Northshore.  This information is available in Part II, Item 4 of Cliffs’ Form 10-Q filed April 28, 2016.

Item 6.	Exhibits

31	Certification of Corporate Trustee of Mesabi Trust pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Corporate Trustee of Mesabi Trust pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Report of Baker Tilly Virchow Krause, LLP, dated June 6, 2016 regarding its review of the unaudited interim financial statements of Mesabi Trust as of and for the quarter ended April 30, 2016.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MESABI TRUST
(Registrant)

	By:	DEUTSCHE BANK TRUST COMPANY AMERICAS
Corporate Trustee
Principal Administrative Officer and duly authorized signatory:*

	By:	Deutsche Bank National Trust Company

Date: June 6, 2016		By:	/s/ Jeffrey Schoenfeld
		Name:	Jeffrey Schoenfeld
		Title:	Vice President

*            There are no principal executive officers or principal financial officers of the registrant.