Form 10-Q
period 2016-07-31
MESABI TRUST
filed 2016-09-08
CIK 65172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2016

or

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

As of September 7, 2016, there were 13,120,010 Units of Beneficial Interest in Mesabi Trust outstanding.

PART I - FINANCIAL INFORMATION

Item 1.                   Financial Statements.  (Note 1)

Mesabi Trust

Condensed Statements of Operations

Three and Six Months Ended July 31, 2016 and 2015

		Three Months Ended		Six Months Ended
		July 31,		July 31,
		2016	2015	2016	2015
		(unaudited)	(unaudited)	(unaudited)	(unaudited)
A.	Condensed Statements of Operations

	Revenues
	Royalty income	$2,608,619	$2,732,892	$2,608,619	$4,048,845
	Interest income	1,017	2,469	2,696	4,525
	Total revenues	2,609,636	2,735,361	2,611,315	4,053,370

	Expenses	189,389	251,717	621,320	629,460

	Net income	$2,420,247	$2,483,644	$1,989,995	$3,423,910

	Number of units outstanding	13,120,010	13,120,010	13,120,010	13,120,010

	Net income per unit (Note 2)	$0.1845	$0.1893	$0.1517	$0.2610

	Distributions declared per unit (Note 3)	$0.2000	$0.0400	$0.4000	$0.0400

See Notes to Condensed Financial Statements.

Mesabi Trust

Condensed Balance Sheets

July 31, 2016 and January 31, 2016

		July 31, 2016	January 31, 2016
		(unaudited)
B.	Condensed Balance Sheets

	Assets

	Cash and cash equivalents	$6,311,545	$2,587,165

	U.S. Government securities, at amortized cost (which approximates market)	132,940	5,740,659

	Accrued income receivable	1,494,257	978,146
	Prepaid expenses	134,537	54,930
	Current assets	8,073,279	9,360,900

	U.S. Government securities, at amortized cost (which approximates market)	373,430	456,058

	Fixed property, including intangibles, at nominal values

	Amended Assignment of Peters Lease	1	1

	Assignment of Cloquet Lease	1	1

	Certificate of beneficial interest for 13,120,010 units of land trust	1	1
	Total other assets	3	3

	Total assets	$8,446,712	$9,816,961

	Liabilities, Unallocated Reserve and Trust Corpus

	Liabilities
	Distribution payable	$2,624,002	$656,001
	Accrued expenses	91,552	171,793
	Total liabilities	2,715,554	827,794

	Unallocated Reserve (Note 4)	5,731,155	8,989,164
	Trust Corpus	3	3

	Total liabilities, unallocated reserve and trust corpus	$8,446,712	$9,816,961

See Notes to Condensed Financial Statements.

Mesabi Trust

Condensed Statements of Cash Flows

Six Months Ended July 31, 2016 and 2015

		Six Months Ended
		July 31,
		2016	2015
		(unaudited)	(unaudited)
C.	Condensed Statements of Cash Flows

	Cash flows from operating activities
	Royalties received	$2,030,521	$3,839,431
	Interest received	3,450	4,406
	Expenses paid	(719,935)	(709,496)

	Net cash provided by operating activities	1,314,036	3,134,341

	Cash flows from investing activities
	Maturities of U.S. Government Securities	5,690,347	82,320
	Purchases of U.S. Government Securities	—	(82,628)

	Net cash provided by (used for) investing activities	5,690,347	(308)

	Cash flows used for financing activities
	Distributions to Unitholders	(3,280,003)	(8,396,806)

	Net change in cash and cash equivalents	3,724,380	(5,262,773)

	Cash and cash equivalents, beginning of year	2,587,165	8,717,943

	Cash and cash equivalents, end of period	$6,311,545	$3,455,170

	Reconciliation of net income to net cash provided by operating activities

	Net income	$1,989,995	$3,423,910
	Increase in accrued income receivable	(516,111)	(209,533)
	Increase in prepaid expenses	(79,607)	(79,358)
	Decrease in accrued expenses	(80,241)	(678)

	Net cash provided by operating activities	$1,314,036	$3,134,341

	Non Cash Financing Activity

	Distributions payable	$2,624,002	$524,800

See Notes to Condensed Financial Statements.

Mesabi Trust

Notes to Condensed Financial Statements

July 31, 2016 (Unaudited)

Note 1.                           The financial statements included herein have been prepared without audit (except for the balance sheet at January 31, 2016) in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  In the opinion of the Trustees, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the results of operations for the three months and six months ended July 31, 2016 and 2015, (b) the financial position at July 31, 2016 and (c) the cash flows for the six months ended July 31, 2016 and 2015, have been made.  For further information, refer to the financial statements and footnotes included in Mesabi Trust’s Annual Report on Form 10-K for the year ended January 31, 2016.

Note 2.                           Net income per unit includes accrued income receivable.  For the three months ended July 31, 2016 the Trust recorded $1,494,257 of accrued income receivable as reflected on the Condensed Balance Sheet as of July 31, 2016 (unaudited).  Accrued income receivable is accounted for and reported for the Trust’s second fiscal quarter based on shipments during the month of July, even though such accrued income receivable is not available for distribution to the holders of Certificates of Beneficial Interest in Mesabi Trust (“Unitholders”) until the applicable royalties are actually received by the Trust.  Accrued income receivable also includes accruals for anticipated pricing adjustments, which can be positive or negative.  Net income per unit is based on 13,120,010 units outstanding during the period.

Note 3.                           The Trust declares distributions (if any) each year in April, July, October and January.  The Trust’s financial statements are prepared on an accrual basis and present the Trust’s results of operations based on each fiscal quarter which ends one month after the close of each calendar quarter.  Because (i) distributions, if any, are declared by the Trustees based on, among other considerations, the amount of royalties actually paid to the Trust through the end of each calendar quarter prior to April, July, October and January of each year, the Trustees’ evaluation of known and projected Trust expenses in the current and future quarters, the then-current level of Unallocated Reserve and general economic conditions, and (ii) the Trust’s Net Income is calculated as of the end of each fiscal quarter, the distributions declared by the Trust are not equivalent to the Trust’s Net Income during the periods reported in this quarterly report on Form 10-Q.

Note 4.                           On July 28, 2016, the Trustees received the quarterly royalty report of iron ore product shipments from Silver Bay, Minnesota during the quarter ended June 30, 2016 from Cliffs Natural Resources Inc. (“Cliffs”), the parent company of Northshore Mining Company (“Northshore”).  On July 14, 2016, the Trustees declared a distribution of twenty cents ($0.20) per Unit of Beneficial Interest payable on August 20, 2016 to Mesabi Trust Unitholders of record at the close of business on July 30, 2016.

Each quarter, as authorized by the Agreement of Trust, the Trustees evaluate all relevant factors including all costs, expenses, obligations, and present and future liabilities of the Trust (whether known or contingent) in determining the prudent level of unallocated reserve in light of the unpredictable nature of the iron ore industry and current economic conditions.

Note 4. (continued)

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

As of July 31, 2016 and January 31, 2016, the unallocated cash and U.S. Government securities portion of the Trust’s Unallocated Reserve was comprised of the following components:

	July 31, 2016 (unaudited)	January 31, 2016
Cash and U.S. Government securities	$6,817,915	$8,783,882
Distribution payable	(2,624,002)	(656,001)

Unallocated cash and U.S. Government securities	$4,193,913	$8,127,881

A reconciliation of the Trust’s Unallocated Reserve from January 31, 2016 to July 31, 2016 is as follows:

Unallocated Reserve, January 31, 2016	$8,989,164

Net income, six months ended July 31, 2016	1,989,995
Distributions declared	(5,248,004)

Unallocated Reserve, July 31, 2016	$5,731,155

Item 2.   Trustees’ Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Certain information included in this Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934.  All such forward-looking statements, including those statements regarding estimation of iron ore pellet production, shipments or pricing, are based on information from the lessee/operator (and its parent corporation) of the mine located on the lands owned and held in trust for the benefit of the holders of units of beneficial interest of Mesabi Trust.  These statements may be identified by the use of forward-looking words, such as “may,” “will,” “could,” “project,” “predict,” “intend,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “should,” “assume,” “forecast” and other similar words.  Such forward-looking statements are inherently subject to known and unknown risks and uncertainties.  Actual results and future developments could differ materially from the results or developments expressed in or implied by these forward-looking statements.  These risks and uncertainties include, but are not limited to, volatility of iron ore and steel prices, market supply and demand, competition, environmental hazards, health and safety conditions, regulation or government action, litigation and uncertainties about estimates of reserves.  Further, substantial portions of royalties earned by Mesabi Trust are based on estimated prices that are subject to interim and final adjustments, which can be positive or negative, and are dependent in part on multiple price and inflation index factors under agreements to which Mesabi Trust is not a party and that are not known until after the end of a contract year.  It is possible that future negative price adjustments could partially or even completely offset royalties or royalty income that would otherwise be payable to the Trust in any particular quarter, or at year-end, thereby potentially reducing cash available for distribution to the Trust’s Unitholders in future quarters.  For a discussion of the factors, including without limitation, those that could materially and adversely affect Mesabi Trust’s actual results and performance, see “Risk Factors” set forth on pages 3 through 9 of Mesabi Trust’s Annual Report on Form 10-K for the year ended January 31, 2016, as updated by Part II, Item 1A of this Quarterly Report on Form 10-Q.  Mesabi Trust undertakes no obligation, other than that imposed by law, to make any revisions to the forward-looking statements contained in this filing or to update them to reflect circumstances occurring after the date of this filing.

This discussion should be read in conjunction with the condensed financial statements and notes presented in this Quarterly Report on Form 10-Q and the financial statements and notes in the last filed Annual Report on Form 10-K filed for the period ended January 31, 2016 for a full understanding of Mesabi Trust’s financial position and results of operations for the six month period ended July 31, 2016.

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

The Trustees do not intend to expand their responsibilities beyond those permitted or required by the Agreement of Trust, the Amendment to the Agreement of Trust dated October 25, 1982 (the “Amendment”), and those required under applicable law.  Mesabi Trust has no employees, but it engages independent consultants to assist the Trustees in, among other things, monitoring the volume and sales prices of iron ore products shipped from Silver Bay, Minnesota, based on information supplied to the Trustees by Northshore, the lessee/operator of the lands leased under the Peters Lease and Cloquet Lease (the “Peters Lease Lands” and “Cloquet Lease Lands,” respectively) and the 20% fee interest of certain lands that are particularly described in, and subject to a mining lease under, the Peters Lease (the “Mesabi Fee Lands,” and together with the Peters Lease Lands and Cloquet Lease Lands, the “Mesabi Trust lands”),, and its parent company Cliffs.  References to Northshore in this quarterly report, unless the context requires otherwise, are applicable to Cliffs as well.

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

During the course of the Trust’s fiscal year some portion of royalties expected to be paid to Mesabi Trust is based in part on estimated prices for iron ore products sold under term contracts between Northshore, Cliffs and certain of their customers (the “Cliffs Pellet Agreements”).  The Cliffs Pellet Agreements use estimated prices which are subject to interim and final pricing adjustments, which can be positive or negative, and which adjustments are dependent in part on multiple price and inflation index factors that are not known until after the end of a contract year.  Even though Mesabi Trust is not a party to the Cliffs Pellet Agreements, these adjustments can result in significant variations in royalties received by Mesabi Trust (and in turn the resulting amount available for distribution to Unitholders by the Trust) from quarter to quarter and on a comparative historical basis, and these variations, which can be positive or negative, cannot be predicted by Mesabi Trust.  In either case, these price adjustments will impact future royalties received by the Trust that become available for distribution to Unitholders.

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

Results of Operations

Comparison of Iron Ore Pellet Production and Shipments for the Three and Six Months Ended July 31, 2016 and July 31, 2015

As shown in the table below, production of iron ore pellets at Northshore from Mesabi Trust lands during the fiscal quarter ended July 31, 2016 totaled 1,131,450 tons, and shipments over the same period totaled 594,264 tons.  By comparison, pellet production and shipments for the comparable period in 2015 were 857,276 tons and 1,434,809 tons, respectively.  The increase in production at Northshore, as compared to the prior comparable period is attributable to the anticipated future demand from Northshore’s customers. The decrease in shipments is attributable to a decrease in current demand from Northshore’s customers during the current fiscal quarter, as compared to the prior comparable period.

Fiscal Quarter Ended	Pellets Produced from Trust Lands (tons)	Pellets Shipped from Trust Lands (tons)
July 31, 2016	1,131,450	594,264
July 31, 2015	857,276	1,434,809

As shown in the table below, during the six months ended July 31, 2016, production of iron ore pellets at Northshore from Mesabi Trust lands totaled 1,131,450 tons, and shipments over the same period totaled 594,264 tons.  By comparison, pellet production and shipments for the comparable period in 2015 were 2,052,536 tons and 1,775,677 tons, respectively.  The decrease in production and shipments is attributable to a decrease in demand from Northshore’s customers as compared to the prior comparable period.  For the six months ended July 31, 2016, approximately 98.8% of shipments from Silver Bay, Minnesota originated from Trust lands, whereas during the same period in 2015 approximately 93.4% of shipments originated from Trust lands.

Six Months Ended	Pellets Produced from Trust Lands (tons)	Pellets Shipped from Trust Lands (tons)
July 31, 2016	1,131,450	594,264
July 31, 2015	2,052,536	1,775,677

Comparison of Royalty Income for the Three and Six Months Ended July 31, 2016 and July 31, 2015

Total royalty income for the fiscal quarter ended July 31, 2016 decreased by $124,273 to $2,608,619 as compared to the fiscal quarter ended July 31, 2015.  The decrease in total royalty income is due to the decrease in shipments during the fiscal quarter ended July 31, 2016, as compared to the fiscal quarter ended July 31, 2015.

The table below shows that the base overriding royalties decreased $1,080,482 and the bonus royalties increased $934,363 for the three months ended July 31, 2016, as compared to the three months ended July 31, 2015.  Fee royalties increased by $21,846 over the same period.  The decrease in the base overriding royalties is attributable to a decrease in demand from Northshore’s customers as compared to the prior comparable period. The increase in bonus royalties is attributable to anticipated positive pricing adjustments on unconsumed iron ore pellets at January 31, 2016 for the quarter ending July 31, 2016.

The table below summarizes the components of Mesabi Trust’s royalty income for the three months ended July 31, 2016 and July 31, 2015, respectively:

	Three Months Ended July 31,
	2016	2015
Base overriding royalties	$1,100,978	$2,181,460
Bonus royalties	1,365,532	431,169
Minimum advance royalties paid (recouped)	—	—
Fee royalties	142,109	120,263
Total royalty income	$2,608,619	$2,732,892

As reflected in the table below, the Trust’s total royalty income for the six months ended July 31, 2016 decreased by $1,440,226 to $2,608,619 as compared to the six months ended July 31, 2015.  The decrease is the result of a decrease in demand from Northshore’s customers during the six months ended July 31, 2016, as compared to the six months ended July 31, 2015.

The table below shows that the base overriding royalties decreased $1,583,623 to $1,100,978 and the bonus royalties increased by $265,891 to $1,365,532, respectively, and the fee royalties decreased by $122,494 to $142,109 for the six months ended July 31, 2016, from the comparable period in 2015.  The decrease in the base overriding royalties is attributable to a decrease in demand from Northshore’s customers as compared to the prior comparable period. The increase in bonus royalties is attributable to anticipated positive pricing adjustments on unconsumed iron ore pellets at January 31, 2016 for the quarter ending July 31, 2016 related to shipments during the calendar year 2015. These price adjustments will not be finalized until after the end of the calendar year in which the pellets are consumed. The decrease in the fee royalty amount is due to a decrease in the amount of iron ore mined under the Peters Lease.

The table below summarizes the components of Mesabi Trust’s total royalty income for the six months ended July 31, 2016 and July 31, 2015:

	Six Months Ended July 31,
	2016	2015
Base overriding royalties	$1,100,978	$2,684,601
Bonus royalties	1,365,532	1,099,641
Minimum advance royalties paid (recouped)	—	—
Fee royalties	142,109	264,603
Total royalty income	$2,608,619	$4,048,845

Comparison of Net Income, Expenses and Distributions for the Three and Six Months Ended July 31, 2016 and July 31, 2015

Net income for the fiscal quarter ended July 31, 2016 was $2,420,247, a decrease of $63,397 compared to the fiscal quarter ended July 31, 2015.  The decrease in net income for the fiscal quarter ended July 31, 2016 was the result of a decrease in demand from Northshore’s customers as compared to the prior comparable period.  The table below summarizes the Trust’s income and expenses for the fiscal quarter ended July 31, 2016 and July 31, 2015, respectively.

	Three Months Ended July 31,
	2016	2015
Total royalty income	$2,608,619	$2,732,892
Interest income	1,017	2,469
Total revenues	2,609,636	2,735,361
Expenses	189,389	251,717
Net income	$2,420,247	$2,483,644

Net income for the six months ended July 31, 2016 was $1,989,995, a decrease of $1,433,915 as compared to the six months ended July 31, 2015.  The decrease in net income for the six months ended July 31, 2016 was the result of a decrease in demand from Northshore’s customers, as compared to the six months ended July 31, 2015. The table below summarizes the Trust’s income and expenses for the six months ended July 31, 2016 and July 31, 2015, respectively.

	Six Months Ended July 31,
	2016	2015
Total royalty income	$2,608,619	$4,048,845
Interest income	2,696	4,525
Total revenues	2,611,315	4,053,370
Expenses	621,320	629,460
Net income	$1,989,995	$3,423,910

As presented on the Trust’s Condensed Statements of Income on page 2 of this quarterly report, the Trust’s net income per unit decreased $0.0048 per unit to $0.1845 per unit for the fiscal quarter ended July 31, 2016.  For the six months ended July 31, 2016, the Trust’s net income per unit decreased $0.1093 per unit to $0.1517 per unit, as compared to the prior year period. On July 14, 2016, the Trust declared a distribution of $0.20 per unit payable to Unitholders of record on July 30, 2016.  Comparatively, the Trust declared a distribution of $0.04 per unit to Unitholders in July 2015.  During the six months ended July 31, 2016 and July 31, 2015, the Trust had declared total distributions per unit of $0.40 and $0.04, respectively.

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

Comparison of Unallocated Reserve as of July 31, 2016, July 31, 2015 and January 31, 2016

As set forth in the table below, Unallocated Reserve, which is comprised of accrued income receivable, unallocated cash and U.S. Government securities for potential fixed or contingent future liabilities, and prepaid expenses and accrued expenses increased from $4,510,234 as of July 31, 2015 to $5,731,155 as of July 31, 2016. The increase in Unallocated Reserve as of July 31, 2016, as compared to July 31, 2015, is primarily the result of the Trustees’ decision to add to the Trust’s reserve for unexpected obligations and anticipated positive pricing adjustments on unconsumed iron ore pellets at January 31, 2016 for the quarter ending July 31, 2016. The increase in the accrued income receivable portion of the Unallocated Reserve is the result of anticipated positive pricing adjustments on unconsumed iron ore pellets at January 31, 2016 for the quarter ended July 31, 2016. The increase in the unallocated cash and U.S. Government securities is a result of the Trustees’ decision to add to the Trust’s reserve for unexpected obligations.

These distribution determinations by the Trustees during the last two quarters resulted from several factors, including the Trustee’s evaluation of known and projected Trust expenses in the current and future quarters.

	July 31,
	2016	2015
Accrued Income Receivable	$1,494,257	$767,918
Unallocated Cash and U.S. Government Securities	4,193,913	3,697,010
Prepaid Expenses and (Accrued Expenses) Net	42,985	45,306
Unallocated Reserve	$5,731,155	$4,510,234

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

The Trust’s Unallocated Reserve as of July 31, 2016 decreased by $3,258,009 to $5,731,155, as compared to the fiscal year ended January 31, 2016.  The decrease in the Unallocated Reserve is due primarily to the Trustee’s decision to make cash distributions of twenty cents ($0.20) per Unit of Beneficial Interest in each of April 2016 and July 2016, respectively, based on the Trustee’s evaluation of relevant factors related to mining operation economic conditions generally and those impacting the iron ore indirectly in particular, and known and projected Trust expenses in the current and future quarters. As of July 31, 2016, the Trust’s Unallocated Reserve consisted of $4,193,913 of unallocated cash and U.S.

Government securities and $1,494,257 of accrued income receivable.  At January 31, 2016, the Trust’s Unallocated Reserve consisted of $8,127,881 in unallocated cash and U.S. Government securities and $978,146 of accrued income receivable.

	July 31, 2016	January 31, 2016
Accrued Income Receivable	$1,494,257	$978,146
Unallocated Cash and U.S. Government Securities	4,193,913	8,127,881
Prepaid Expenses and (Accrued Expenses) Net	42,985	(116,863)
Unallocated Reserve	$5,731,155	$8,989,164

Each quarter, as authorized by the Agreement of Trust, the Trustees will reevaluate all relevant factors including all costs, expenses, obligations, and present and future liabilities of the Trust (whether known or contingent) in determining a prudent level of unallocated reserve in light of the unpredictable nature of the iron ore industry, current and projected future mining operations and current economic conditions.  Although the actual amount of the Unallocated Reserve will fluctuate from time to time and may increase or decrease from its current level, it is currently intended that future distributions will be highly dependent upon royalty income as it is received and the level of Trust expenses.  The amount of future royalty income available for distribution will be subject to the volume of iron ore product shipments and the dollar level of sales by Northshore.  Shipping activity is greatly reduced during the winter months.  Economic conditions, particularly those affecting the iron ore and steel industry, may adversely affect the amount and timing of such future shipments and sales.  The Trustees will continue to monitor the economic circumstances of the Trust to strike a responsible balance between distributions to Unitholders and the need to maintain adequate reserves at a prudent level, given the unpredictable nature of the iron ore and steel industry, the Trust’s dependence on the actions of the lessee/operator, and the fact that the Trust essentially has no other liquid assets.

Recent Developments

Cliffs Announced Underwritten Public Offering

On August 10, 2016, Cliffs announced the pricing of its underwritten public offering of its common shares.  Cliffs agreed to sell approximately 44.4 million common shares at a public offering price of $6.75 per share.  In connection with the offering, Cliffs has granted the underwriters a 30-day option to purchase up to approximately 6.7 million additional common shares.  Cliffs intends to use the net proceeds received from the offering for general corporate purposes, including the repayment of debt, in particular its senior notes due January 2018.  The offering was expected to close on August 16, 2016.

Cliffs Announced Restart

On June 9, 2016, Cliffs announced that it will be restarting operations in August at its United Taconite mining facility (UTAC) in Minnesota.  This restart will occur two months earlier than the anticipated October 2016 start date previously reported by Cliffs following the announcement of the Company’s 10-year supply agreement with a major steel client.  The August restart of UTAC was made possible due to additional business recently contracted with U.S. Steel Canada to supply the majority of their iron ore pellet requirements for the third and the fourth quarters of 2016.

Cliffs Announced Agreements with Minnesota Power

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

Cliffs Announced New Long-Term Iron Ore Supply Agreement with ArcelorMittal

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

Important Factors Affecting Mesabi Trust

The Agreement of Trust specifically prohibits the Trustees from entering into or engaging in any business.  This prohibition seemingly applies even to business activities the Trustees deem necessary or proper for the preservation and protection of the Trust’s assets.  Accordingly, the Trustees’ activities in connection with the administration of Trust assets are limited to collecting income, paying expenses and liabilities, distributing net income to Mesabi Trust’s Unitholders after the payment of, or provision for, such expenses and liabilities, and protecting and conserving the held assets.

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

In accordance with the Agreement of Trust and the Amendment, the Trustees are entitled to, and in fact do, rely upon certain experts in good faith, including (i) the independent consultants with respect to monthly production and shipment reports, which include figures on crude ore production and iron ore pellet shipments, and discussions concerning the condition and accuracy of the scales and plans regarding the development of Mesabi Trust’s mining property; and (ii) the accounting firm they have contracted with for non-audit services, including reviews of financial data related to shipping and sales reports provided by Northshore and a review of the schedule of leasehold royalties payable to Mesabi Trust.  For a discussion of additional factors, including but not limited to those that could adversely affect Mesabi Trust’s actual results and performance, see “Risk Factors” set forth on pages 3 through 9 of Mesabi Trust’s Annual Report on Form 10-K for the year-ended January 31, 2016, as updated by Part II, Item 1A of this Quarterly Report on Form 10-Q.

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

The Trust did not have any changes in critical accounting policies or in significant accounting estimates during the three months ended July 31, 2016.  For a complete description of the Trust’s significant accounting policies, please see Note 2 to the financial statements included in the Trust’s Annual Report on Form 10-K for the year ended January 31, 2016.

Certain Tax Information

The Trust is not taxable as a corporation for federal or state income tax purposes and is instead qualified as a nontaxable grantor trust.  Since the Trust’s inception, all net taxable income is annually attributable directly to Unitholders for tax purposes regardless of whether the income is distributed or retained by the Trust in its reserve account.  As such, in lieu of the Trust paying income taxes, Unitholders report their pro rata share of the various items of Trust income and deductions on their income tax returns.  This reporting is required whether or not the earnings of the Trust are distributed as to Unitholders.  During calendar 2016, any funds retained to increase the Trust’s unallocated reserve, which were derived from reportable royalty income, will nonetheless become taxable as reportable income to Unitholders, depending on each individual’s personal tax situation.  Information regarding the background on the changes in the Trust’s unallocated reserve is described above under “Results of Operations — Comparison of Unallocated Reserve as of July 31, 2016, July 31, 2015 and January 31, 2016” and “Recent Developments—Unallocated Reserve.”  Unitholders are encouraged to consult with their own tax advisors to plan for any financial impact related to this and to review their personal tax situations related to investing in, holding or selling units of beneficial interest in Mesabi Trust.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

Mine Safety and Health Administration Safety Data. Pursuant to §1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, Cliffs started reporting information related to certain mine safety results at Northshore. This information is available in Part II, Item 4 of Cliffs’ Form 10-Q filed July 28, 2016.

Item 6.	Exhibits.

31	Certification of Corporate Trustee of Mesabi Trust pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Corporate Trustee of Mesabi Trust pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1

Report of Baker Tilly Virchow Krause, LLP, dated September 8, 2016 regarding its review of the unaudited interim financial statements of Mesabi Trust as of and for the three and six months ended July 31, 2016.

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

MESABI TRUST
(Registrant)

	By:	DEUTSCHE BANK TRUST COMPANY AMERICAS
Corporate Trustee
Principal Administrative Officer and duly authorized signatory:*

	By:	DEUTSCHE BANK NATIONAL TRUST COMPANY

September 8, 2016		By:	/s/ Jeffrey Schoenfeld
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

99.1

Report of Baker Tilly Virchow Krause, LLP, dated September 8, 2016 regarding its review of the unaudited interim financial statements of Mesabi Trust as of and for the three and six months ended July 31, 2016.

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