Form 10-Q
period 2016-10-31
MESABI TRUST
filed 2016-12-08
CIK 65172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2016

or

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

As of December 7, 2016, there were 13,120,010 Units of Beneficial Interest in Mesabi Trust outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements. (Note 1)

Mesabi Trust

Condensed Statements of Operations

Three and Nine Months Ended October 31, 2016 and 2015

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2016	2015	2016	2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
A. Condensed Statements of Operations

Revenues
Royalty income	$3,441,528	$2,619,097	$6,050,147	$6,667,942
Interest	1,117	2,468	3,812	6,993
Total revenues	3,442,645	2,621,565	6,053,959	6,674,935

Expenses	234,494	219,498	855,814	848,958

Net income	$3,208,151	$2,402,067	$5,198,145	$5,825,977

Number of units outstanding	13,120,010	13,120,010	13,120,010	13,120,010

Net income per unit (Note 2)	$0.2445	$0.1831	$0.3962	$0.4441

Distributions declared per unit (Note 3)	$0.1000	$—	$0.5000	$0.0400

See Notes to Condensed Financial Statements.

Mesabi Trust

Condensed Balance Sheets

October 31, 2016 and January 31, 2016

	October 31, 2016	January 31, 2016
	(unaudited)
B. Condensed Balance Sheets

Assets

Cash and cash equivalents	$5,334,255	$2,587,165

U.S. Government securities, at amortized cost (which approximates market)	132,940	5,740,659

Accrued income receivable	3,056,198	978,146
Prepaid expenses	91,771	54,930
Current assets	8,615,164	9,360,900

U.S. Government securities, at amortized cost (which approximates market)	373,430	456,058

Fixed property, including intangibles, at nominal values

Amended assignment of Peters Lease	1	1

Assignment of Cloquet Leases	1	1

Certificate of beneficial interest for 13,120,010 units of Land Trust	1	1
	3	3

Total assets	$8,988,597	$9,816,961

Liabilities, Unallocated Reserve And Trust Corpus

Liabilities
Distribution payable	$1,312,001	$656,001
Accrued expenses	49,289	171,793
Total liabilities	1,361,290	827,794

Unallocated Reserve	7,627,304	8,989,164
Trust Corpus	3	3

Total liabilities, unallocated reserve and trust corpus	$8,988,597	$9,816,961

See Notes to Condensed Financial Statements.

Mesabi Trust

Condensed Statements of Cash Flows

Nine Months Ended October 31, 2016 and 2015

	Nine Months Ended
	October 31,
	2016	2015
	(unaudited)	(unaudited)
C. Condensed Statements of Cash Flows

Operating activities
Royalties received	$3,910,855	$6,872,800
Interest received	3,819	4,953
Expenses paid	(953,926)	(888,880)

Net cash from operating activities	2,960,748	5,988,873

Investing activities
Maturities of U.S. Government securities	5,690,347	82,320
Purchases of U.S. Government securities	—	(82,628)

Net cash from (used for) investing activities	5,690,347	(308)

Financing activity
Distributions to unitholders	(5,904,005)	(8,921,606)

Net change in cash and cash equivalents	2,747,090	(2,933,041)

Cash and cash equivalents, beginning of year	2,587,165	8,717,943

Cash and cash equivalents, end of period	$5,334,255	$5,784,902

Reconciliation of net income to net cash from operating activities

Net income	$5,198,145	$5,825,977
Decrease (increase) in accrued income receivable	(2,078,052)	202,818
Increase in prepaid expense	(36,841)	(37,755)
Decrease in accrued expenses	(122,504)	(2,167)

Net cash from operating activities	$2,960,748	$5,988,873

Non cash financing activity

Distributions declared and payable	$1,312,001	$—

See Notes to Condensed Financial Statements.

Mesabi Trust

Notes to Condensed Financial Statements

October 31, 2016 (Unaudited)

Note 1.  The financial statements included herein have been prepared without audit (except for the balance sheet at January 31, 2016) in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  In the opinion of the Trustees, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the results of operations for the three months and nine months ended October 31, 2016 and 2015, (b) the financial position at October 31, 2016 and (c) the cash flows for the nine months ended October 31, 2016 and 2015, have been made.  For further information, refer to the financial statements and footnotes included in Mesabi Trust’s Annual Report on Form 10-K for the year ended January 31, 2016.

Note 2.  Net income per unit includes accrued income receivable.  For the three months ended October 31, 2016 the Trust recorded $3,056,198 of accrued income receivable as reflected on the Condensed Balance Sheet as of October 31, 2016 (unaudited). Accrued income receivable is accounted for and reported for the Trust’s third fiscal quarter based on shipments during the month of October, even though such accrued income receivable is not available for distribution to the holders of Certificates of Beneficial Interest in Mesabi Trust (“Unitholders”) until the applicable royalties are actually received by the Trust. Accrued income receivable also includes accruals for anticipated pricing adjustments, which can be positive or negative. Net income per unit is based on 13,120,010 units outstanding during the period.

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

Note 4.  On October 27, 2016, the Trustees received the quarterly royalty report of iron ore product shipments from Silver Bay, Minnesota during the quarter ended September 30, 2016 from Cliffs Natural Resources Inc. (“Cliffs”), the parent company of Northshore Mining Company (“Northshore”). On October 14, 2016, the Trustees declared a distribution of ten cents ($0.10) per Unit of Beneficial Interest payable on November 20, 2016 to Mesabi Trust Unitholders of record at the close of business on October 30, 2016.

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

As of October 31, 2016 and January 31, 2016, the unallocated cash and U.S. Government securities portion of the Trust’s Unallocated Reserve was comprised of the following components:

	October 31, 2016 (unaudited)	January 31, 2016
Cash and U.S. Government securities	$5,840,625	$8,783,882
Distribution payable	(1,312,001)	(656,001)

Unallocated cash and U.S. Government securities	$4,528,624	$8,127,881

A reconciliation of the Trust’s Unallocated Reserve from January 31, 2016 to October 31, 2016 is as follows:

Unallocated Reserve, January 31, 2016	$8,989,164

Net income, nine months ended October 31, 2016	5,198,145
Distributions declared	(6,560,005)

Unallocated Reserve, October 31, 2016	$7,627,304

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

This discussion should be read in conjunction with the condensed financial statements and notes presented in this Quarterly Report on Form 10-Q and the financial statements and notes in the last filed Annual Report on Form 10-K filed for the period ended January 31, 2016 for a full understanding of Mesabi Trust’s financial position and results of operations for the nine month period ended October 31, 2016.

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

Results of Operations

Comparison of Iron Ore Pellet Production and Shipments for the Three and Nine Months Ended October 31, 2016 and October 31, 2015

As shown in the table below, production of iron ore pellets at Northshore from Mesabi Trust lands during the fiscal quarter ended October 31, 2016 totaled 1,219,430 tons, and shipments over the same period totaled 1,293,411 tons.  By comparison, pellet production and shipments for the comparable period in 2015 were 1,090,483 tons and 1,039,580 tons, respectively.  The increase in production and shipments is attributable to the demand from Northshore’s customers, as compared to the prior comparable period.

	Pellets Produced from	Pellets Shipped from
	Trust Lands	Trust Lands
Fiscal Quarter Ended	(Tons)	(Tons)
October 31, 2016	1,219,430	1,293,411
October 31, 2015	1,090,483	1,039,580

As shown in the table below, during the nine months ended October 31, 2016, production of iron ore pellets at Northshore from Mesabi Trust lands totaled 2,350,880 tons, and shipments over the same period totaled 1,887,675 tons.  By comparison, pellet production and shipments for the comparable period in 2015 were 3,143,019 tons and 2,815,257 tons, respectively.  The decrease in production and shipments is attributable to a decrease in demand from Northshore’s customers as compared to the prior comparable period.  For the nine months ended October 31, 2016, approximately 99.4% of shipments from Silver Bay, Minnesota originated from Trust lands, whereas during the same period in 2015 approximately 89.1% of shipments originated from Trust lands.

	Pellets Produced from	Pellets Shipped from
	Trust Lands	Trust Lands
Nine Months Ended	(Tons)	(Tons)
October 31, 2016	2,350,880	1,887,675
October 31, 2015	3,143,019	2,815,257

Comparison of Royalty Income for the Three and Nine Months Ended October 31, 2016 and October 31, 2015

Total royalty income for the fiscal quarter ended October 31, 2016 increased by $822,431 to $3,441,528 as compared to the fiscal quarter ended October 31, 2015.  The increase in total royalty income is due to the increase in shipments during the fiscal quarter ended October 31, 2016, as compared to the fiscal quarter ended October 31, 2015.

The table below shows that the base overriding royalties decreased $143,994 and the bonus royalties increased $948,460 for the three months ended October 31, 2016, as compared to the three months ended October 31, 2015.  Fee royalties increased by $17,965 over the same period.  The decrease in the base overriding royalties is attributable to base royalties being paid at a lower royalty rate as compared to the prior comparable period.  As discussed on page 8, the base overriding royalty rate is based on the total volume of shipments which is significantly lower in 2016 as compared to 2015.  The increase in bonus royalties is attributable to higher sales prices per ton as compared to the prior comparable period.  As discussed on page 8, the royalty bonuses are based on the sales price as compared to the adjusted threshold price for the calendar year.

The table below summarizes the components of Mesabi Trust’s royalty income for the three months ended October 31, 2016 and October 31, 2015, respectively:

	Three Months Ended October 31,
	2016	2015
Base overriding royalties	$2,433,687	$2,577,681
Bonus royalties	872,981	(75,479)
Minimum advance royalty paid (recouped)	—	—
Fee royalties	134,860	116,895
Total royalty income	$3,441,528	$2,619,097

As reflected in the table below, the Trust’s total royalty income for the nine months ended October 31, 2016 decreased by $617,795 to $6,050,147 as compared to the nine months ended October 31, 2015.  The decrease is the result of a decrease in demand from Northshore’s customers during the nine months ended October 31, 2016, as compared to the nine months ended October 31, 2015.

The table below shows that the base overriding royalties decreased $1,727,617 and the bonus royalties increased by $1,214,351 for the nine months ended October 31, 2016, as compared to the nine months ended October 31, 2015. Fee royalties decreased by $104,529 over the same period.  The decrease in the base overriding royalties is attributable to a decrease in demand from Northshore’s customers as compared to the prior comparable period. The increase in bonus royalties is attributable to both higher sales prices per ton as compared to the prior comparable period and to anticipated positive pricing adjustments on unconsumed iron ore pellets at January 31, 2016 for the quarter ending October 31, 2016 related to shipments during the calendar year 2015. These price adjustments will not be finalized until after the end of the calendar year in which the pellets are consumed. The decrease in the fee royalty amount is due to a decrease in the amount of iron ore mined under the Peters Lease.

The table below summarizes the components of Mesabi Trust’s total royalty income for the nine months ended October 31, 2016 and October 31, 2015:

	Nine Months Ended October 31,
	2016	2015
Base overriding royalties	$3,534,665	$5,262,282
Bonus royalties	2,238,513	1,024,162
Minimum advance royalty paid (recouped)	—	—
Fee royalties	276,969	381,498
Total royalty income	$6,050,147	$6,667,942

Comparison of Net Income, Expenses and Distributions for the Three and Nine Months Ended October 31, 2016 and October 31, 2015

Net income for the fiscal quarter ended October 31, 2016 was $3,208,151, an increase of $806,084 compared to the fiscal quarter ended October 31, 2015.  The increase in net income for the fiscal quarter ended October 31, 2016 was the result of an increase in bonus royalties over the comparable period as discussed in the section above.  The table below summarizes the Trust’s income and expenses for the fiscal quarter ended October 31, 2016 and October 31, 2015, respectively.

	Three Months Ended October 31,
	2016	2015
Total royalty income	$3,441,528	$2,619,097
Interest income	1,117	2,468
Total revenues	3,442,645	2,621,565
Expenses	234,494	219,498
Net income	$3,208,151	$2,402,067

Net income for the nine months ended October 31, 2016 was $5,198,145, a decrease of $627,832 as compared to the nine months ended October 31, 2015.  The decrease in net income for the nine months ended October 31, 2016 was the result of a decrease in demand from Northshore’s customers, as compared to the nine months ended October 31, 2015. The table below summarizes the Trust’s income and expenses for the nine months ended October 31, 2016 and October 31, 2015, respectively.

	Nine Months Ended October 31,
	2016	2015
Total royalty income	$6,050,147	$6,667,942
Interest income	3,812	6,993
Total revenues	6,053,959	6,674,935
Expenses	855,814	848,958
Net income	$5,198,145	$5,825,977

As presented on the Trust’s Condensed Statements of Income on page 2 of this quarterly report, the Trust’s net income per unit increased $0.0614 per unit to $0.2445 per unit for the fiscal quarter ended October 31, 2016.  For the nine months ended October 31, 2016, the Trust’s net income per unit decreased $0.0479 per unit to $0.3962 per unit, as compared to the prior year period. On October 14, 2016, the Trust declared a distribution of $0.10 per unit payable to Unitholders of record on October 30, 2016.  Comparatively, the Trust declared a distribution of $0.00 per unit to Unitholders in October 2015.  During the nine months ended October 31, 2016 and October 31, 2015, the Trust had declared total distributions per unit $0.50 and $0.04, respectively.

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

Comparison of Unallocated Reserve as of October 31, 2016, October 31, 2015 and January 31, 2016

As set forth in the table below, Unallocated Reserve, which is comprised of accrued income receivable, unallocated cash and U.S. Government securities for potential fixed or contingent future liabilities, and prepaid expenses and accrued expenses increased from $6,912,301 as of October 31, 2015 to $7,627,304 as of October 31, 2016. The increase in Unallocated Reserve as of October 31, 2016, as compared to October 31, 2015, is primarily the result of a significant increase in the accrued income receivable portion of the Unallocated Reserve.  The increase in the accrued income receivable portion of the Unallocated Reserve is the result of a higher volume of shipments in October 2016 as compared to October 2015 as well as an increase in the average sales price per ton. The decrease in the unallocated cash and U.S. Government securities is a result of the Trustees’ decision to decrease the Trust’s reserve for unexpected obligations.

These distribution determinations by the Trustees during the last three quarters resulted from several factors, including the Trustee’s evaluation of known and projected Trust expenses in the current and future quarters.

	October 31,
	2016	2015
Accrued Income Receivable	$3,056,198	$355,567
Unallocated Cash and U.S. Government Securities	4,528,624	6,551,542
Prepaid Expenses and (Accrued Expenses), net	42,482	5,192
Unallocated Reserve	$7,627,304	$6,912,301

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

The Trust’s Unallocated Reserve as of October 31, 2016 decreased by $1,361,860 to $7,627,304, as compared to the fiscal year ended January 31, 2016.  The decrease in the Unallocated Reserve is due primarily to the Trustee’s decision to decrease the Trust’s reserve for unexpected obligations.  As of October 31, 2016, the Trust’s Unallocated Reserve consisted of $4,528,624 of unallocated cash and U.S. Government securities and $ 3,056,198 of accrued income receivable.  At January 31, 2016, the Trust’s Unallocated Reserve consisted of $8,127,881 in unallocated cash and U.S. Government securities and $978,146 of accrued income receivable.

	October 31, 2016	January 31, 2016
Accrued Income Receivable	$3,056,198	$978,146
Unallocated Cash and U.S. Government Securities	4,528,624	8,127,881
Prepaid Expenses and (Accrued Expenses), net	42,482	(116,863)
Unallocated Reserve	$7,627,304	$8,989,164

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

Recent Developments

On October 14, 2016, the Trustees of Mesabi Trust declared a distribution of ten cents ($0.10) per Unit of Beneficial Interest payable on November 20, 2016 to Mesabi Trust Unitholders of record at the close of business on October 30, 2016. This compares to no distribution (zero per Unit) for the same period last year.

On October 27, 2016, the Trustees received the quarterly royalty report of iron ore product shipments from Silver Bay, Minnesota during the quarter ended September 30, 2016 from Cliffs Natural Resources Inc. (“Cliffs”), the parent company of Northshore Mining Company (“Northshore”). As reported to the Trust by Cliffs in the quarterly royalty report, based on shipments of iron ore products by Northshore during the three months ended September 30, 2016, Mesabi Trust was credited with a base royalty of $1,643,276.  Mesabi Trust also was credited with a bonus royalty in the amount of $571,691.  Royalties paid to Mesabi Trust, however, reflected a reduction of $468,190 as a result of negative pricing adjustments to base and bonus royalty calculations related to changes in price estimates made in the previous calendar quarters of 2016.  Accordingly, the total royalty payments received by October 30, 2016 by Mesabi Trust from Northshore were $1,880,334 (which includes a royalty payment of $133,557 paid to the Mesabi Land Trust). The royalties paid to Mesabi Trust are based on the volume of shipments of iron ore pellets for the quarter and the year to date, the pricing of iron ore product sales, and the percentage of iron ore pellet shipments from Mesabi Trust lands rather than from non-Mesabi Trust lands.  In the third calendar quarter of 2016, Northshore credited Mesabi Trust with 1,020,796 tons of iron ore, as compared to 1,231,310 tons during the third calendar quarter of 2015.

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

The Trust did not have any changes in critical accounting policies or in significant accounting estimates during the three months ended October 31, 2016.  For a complete description of the Trust’s significant accounting policies, please see Note 2 to the financial statements included in the Trust’s Annual Report on Form 10-K for the year ended January 31, 2016.

Certain Tax Information

The Trust is not taxable as a corporation for federal or state income tax purposes and is instead qualified as a nontaxable grantor trust.  Since the Trust’s inception, all net taxable income is annually attributable directly to Unitholders for tax purposes regardless of whether the income is distributed or retained by the Trust in its reserve account.  As such, in lieu of the Trust paying income taxes, Unitholders report their pro rata share of the various items of Trust income and deductions on their income tax returns.  This reporting is required whether or not the earnings of the Trust are distributed as to Unitholders.  During calendar 2016, any funds retained to increase the Trust’s unallocated reserve, which were derived from reportable royalty income, will nonetheless become taxable as reportable income to Unitholders, depending on each individual’s personal tax situation.  Information regarding the background on the changes in the Trust’s unallocated reserve is described above under “Results of Operations — Comparison of Unallocated Reserve as of October 31, 2016, October 31, 2015 and January 31, 2016” and “Recent Developments—Unallocated Reserve.”  Unitholders are encouraged to consult with their own tax advisors to plan for any financial impact related to this and to review their personal tax situations related to investing in, holding or selling units of beneficial interest in Mesabi Trust.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

None.

Item 5.  Other Information

Mine Safety and Health Administration Safety Data. Pursuant to §1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, Cliffs started reporting information related to certain mine safety results at Northshore. This information is available in Part II, Item 4 of Cliffs’ Form 10-Q filed October 27, 2016.

Item 6.  Exhibits.

31	Certification of Corporate Trustee of Mesabi Trust pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Corporate Trustee of Mesabi Trust pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1

Report of Baker Tilly Virchow Krause, LLP, dated December 9, 2016 regarding its review of the unaudited interim financial statements of Mesabi Trust as of and for the three and nine months ended October 31, 2016.

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

MESABI TRUST
(Registrant)

	By:	DEUTSCHE BANK TRUST COMPANY AMERICAS
Corporate Trustee
Principal Administrative Officer and duly authorized signatory:*

	By:	DEUTSCHE BANK NATIONAL TRUST COMPANY

December 8, 2016		By:	/s/ Jeffrey Schoenfeld
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

99.1

Report of Baker Tilly Virchow Krause, LLP, dated December 9, 2016 regarding its review of the unaudited interim financial statements of Mesabi Trust as of and for the three and nine months ended October 31, 2016.

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