Form 10-Q
period 2017-04-30
MESABI TRUST
filed 2017-06-08
CIK 65172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2017

or

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐
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

As of June 1, 2017, there were 13,120,010 Units of Beneficial Interest in Mesabi Trust outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements. (Note 1)

Mesabi Trust

Condensed Statements of Operations

Three Months Ended April 30, 2017 and 2016

	Three Months Ended
	April 30,
	2017	2016
	(unaudited)	(unaudited)
A. Condensed Statements of Operations

Revenues
Royalty income	$3,650,211	$—
Interest	6,542	1,679

Total revenues	3,656,753	1,679

Expenses	295,046	431,931

Net income (loss)	$3,361,707	$(430,252)

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING
Number of units outstanding	13,120,010	13,120,010

Net income (loss) per unit (Note 2)	$0.2562	$(0.0328)

Distributions declared per unit (Note 3)	$0.5500	$0.2000

See Notes to Condensed Financial Statements.

Mesabi Trust

Condensed Balance Sheets

April 30, 2017 and January 31, 2017

	April 30, 2017	January 31, 2017
	(unaudited)
B. Condensed Balance Sheets

Assets

Cash and cash equivalents	$12,009,469	$13,695,168

U.S. Government securities, at amortized cost (which approximates market)	373,430	456,058

Accrued income receivable	1,231,998	45,045
Prepaid expenses	64,977	53,608
Current assets	13,679,874	14,249,879

Fixed property, including intangibles, at nominal values
Assignments of leased property

Amended assignment of Peters Lease	1	1

Assignment of Cloquet Leases	1	1

Certificate of beneficial interest for 13,120,010 units of Land Trust	1	1
	3	3

Total assets	$13,679,877	$14,249,882

Liabilities, Unallocated Reserve And Trust Corpus

Liabilities
Distribution payable	$7,216,006	$1,836,801
Accrued expenses	112,697	108,193
Deferred royalty revenue	—	2,099,415
Total liabilities	7,328,703	4,044,409

Unallocated reserve	6,351,171	10,205,470

Trust corpus	3	3

Total liabilities, unallocated reserve and trust corpus	$13,679,877	$14,249,882

See Notes to Condensed Financial Statements.

Mesabi Trust

Condensed Statements of Cash Flows

Three Months Ended April 30, 2017 and 2016

	Three Months Ended
	April 30,
	2017	2016
	(unaudited)	(unaudited)
C. Condensed Statements of Cash Flows

Operating activities
Royalties received	$366,840	$1,172,787
Interest received	3,545	1,574
Expenses paid	(301,911)	(470,953)

Net cash from operating activities	68,474	703,408

Investing activities
Maturities of U.S. Government securities	82,628	5,585,240

Financing activity
Distributions to unitholders	(1,836,801)	(656,001)

Net change in cash and cash equivalents	(1,685,699)	5,632,647

Cash and cash equivalents, beginning of year	13,695,168	2,587,165

Cash and cash equivalents, end of period	$12,009,469	$8,219,812

Reconciliation of net income (loss) to net cash from operating activities

Net income (loss)	$3,361,707	$(430,252)
Decrease (increase) in accrued income receivable	(1,186,953)	976,851
Increase in prepaid expense	(11,369)	(5,493)
Increase (decrease) in accrued expenses	4,504	(94,762)
Increase (decrease) in deferred royalty revenue	(2,099,415)	257,064

Net cash from operating activities	$68,474	$703,408

Non cash financing activity

Distributions declared and payable	$7,216,006	$2,624,002

See Notes to Condensed Financial Statements.

Mesabi Trust

Notes to Condensed Financial Statements

April 30, 2017 (Unaudited)

Note 1.  The financial statements included herein have been prepared without audit (except for the balance sheet at January 31, 2017) in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  In the opinion of the Trustees, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the results of operations for the three months ended April 30, 2017 and 2016, (b) the financial position at April 30, 2017 and (c) the cash flows for the three months ended April 30, 2017 and 2016, have been made.  For further information, refer to the financial statements and footnotes included in Mesabi Trust’s Annual Report on Form 10-K for the year ended January 31, 2017.

Note 2.  Net income (loss) per unit includes accrued income receivable.  For the three months ended April 30, 2017, the Trust recorded $1,231,998 of accrued income receivable as reflected on the Condensed Balance Sheet as of April 30, 2017 (unaudited). Accrued income receivable is accounted for and reported for the Trust’s first fiscal quarter based on shipments during the month of April, even though such accrued income receivable is not available for distribution to the holders of Certificates of Beneficial Interest in Mesabi Trust (“Unitholders”) until the applicable royalties are actually received by the Trust. Accrued income receivable also includes accruals for anticipated pricing adjustments, which can be positive or negative. Net income (loss) per unit is based on 13,120,010 units outstanding during the period.

Note 3.  The Trustees determine whether to declare a distribution each year in April, July, October and January.  The Trust’s financial statements are prepared on an accrual basis and present the Trust’s results of operations based on each of the Trust’s fiscal quarters, which end one month after the close of each calendar quarter.  Because (i) distributions, if any, are declared by the Trustees based on, among other considerations, the amount of royalties actually paid to the Trust through the end of each calendar quarter prior to April, July, October and January of each year, the Trustees’ evaluation of known and projected Trust expenses in the current and future quarters, the then-current level of Unallocated Reserve and general economic conditions, and (ii) the Trust’s Net Income (Loss) is calculated as of the end of each fiscal quarter, the distributions declared by the Trust are not equivalent to the Trust’s Net Income (Loss) during the periods reported in this quarterly report on Form 10-Q.

Note 4.  On April 27, 2017, the Trustees received the quarterly royalty report of iron ore product shipments from Silver Bay, Minnesota during the quarter ended March 31, 2017 from Cliffs Natural Resources Inc. (“Cliffs”), the parent company of Northshore Mining Company (“Northshore”). On April 14, 2017, the Trustees declared a distribution of fifty five cents ($0.55) per Unit of Beneficial Interest payable on May 20, 2017 to Mesabi Trust Unitholders of record at the close of business on April 30, 2017.

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

As of April 30, 2017 and January 31, 2017, the unallocated cash and U.S. Government securities portion of the Trust’s Unallocated Reserve was comprised of the following components:

	April 30, 2017 (unaudited)	January 31, 2017
Cash and U.S. Government securities	$12,382,899	$14,151,226
Distribution payable	(7,216,006)	(1,836,801)

Unallocated cash and U.S. Government securities	$5,166,893	$12,314,425

A reconciliation of the Trust’s Unallocated Reserve from January 31, 2017 to April 30, 2017 is as follows:

Unallocated Reserve, January 31, 2017	$10,205,470

Net income	3,361,707
Distributions declared	(7,216,006)

Unallocated Reserve, April 30, 2017	$6,351,171

Item 2.  Trustees’ Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Certain information included in this Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934.  All such forward-looking statements, including those statements regarding estimation of iron ore pellet production, shipments or pricing, are based on information from the lessee/operator (and its parent corporation) of the mine located on the lands owned and held in trust for the benefit of the holders of units of beneficial interest of Mesabi Trust.  These statements may be identified by the use of forward-looking words, such as “may,” “will,” “could,” “project,” “predict,” “intend,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “should,” “assume,” “forecast” and other similar words.  Such forward-looking statements are inherently subject to known and unknown risks and uncertainties.  Actual results and future developments could differ materially from the results or developments expressed in or implied by these forward-looking statements.  These risks and uncertainties include, but are not limited to, volatility of iron ore and steel prices, market supply and demand, competition, environmental hazards, health and safety conditions, regulation or government action, litigation and uncertainties about estimates of reserves.  Further, substantial portions of royalties earned by Mesabi Trust are based on estimated prices that are subject to interim and final adjustments, which can be positive or negative, and are dependent in part on multiple price and inflation index factors under agreements to which Mesabi Trust is not a party and that are not known until after the end of a contract year.  It is possible that future negative price adjustments could partially or even completely offset royalties or royalty income that would otherwise be payable to the Trust in any particular quarter, or at year-end, thereby potentially reducing cash available for distribution to the Trust’s Unitholders in future quarters.  For a discussion of the factors, including without limitation, those that could materially and adversely affect Mesabi Trust’s actual results and performance, see “Risk Factors” set forth on pages 3 through 10 of Mesabi Trust’s Annual Report on Form 10-K for the year ended January 31, 2017, as updated by Part II, Item 1A of this Quarterly Report on Form 10-Q.  Mesabi Trust undertakes no obligation, other than that imposed by law, to make any revisions to the forward-looking statements contained in this filing or to update them to reflect circumstances occurring after the date of this filing.

This discussion should be read in conjunction with the condensed financial statements and notes presented in this Quarterly Report on Form 10-Q and the financial statements and notes in the last filed Annual Report on Form 10-K filed for the period ended January 31, 2017 for a full understanding of Mesabi Trust’s financial position and results of operations for the three month period ended April 30, 2017.

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

The Trustees do not intend to expand their responsibilities beyond those permitted or required by the Agreement of Trust, the Amendment to the Agreement of Trust dated October 25, 1982 (the “Amendment”), and those required under applicable law.  Mesabi Trust has no employees, but it engages independent consultants to assist the Trustees in, among other things, monitoring the volume and sales prices of iron ore products shipped from Silver Bay, Minnesota, based on information supplied to the Trustees by Northshore, the lessee/operator of the  lands leased under the Peters Lease and Cloquet Lease (the “Peters Lease Lands” and “Cloquet Lease Lands,” respectively) and the 20% fee interest of certain lands that are particularly described in, and subject to a mining lease under, the Peters Lease (the “Mesabi Fee Lands,” and together with the Peters Lease Lands and Cloquet Lease Lands, the “Mesabi Trust Lands”), and its parent company Cliffs.  References to Northshore in this quarterly report, unless the context requires otherwise, are applicable to Cliffs as well.

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

Three types of royalties, as well as royalty bonuses, comprise the Trust’s leasehold royalty income:

•

Base overriding royalties.  Base overriding royalties have historically constituted the majority of the Trust’s royalty income.  Base overriding royalties are determined by both the volume and selling price of iron ore products shipped.  Northshore is obligated to pay the Trust base overriding royalties in varying amounts, based on the volume of iron ore products shipped.  Base overriding royalties are calculated as a percentage of the gross proceeds of iron ore products produced at the Mesabi Trust Lands (and to a limited extent other lands) and shipped from Silver Bay, Minnesota.  The percentage ranges from 2-1/2% of the gross proceeds for the first one million tons of iron ore products so shipped annually to 6% of the gross proceeds for all iron ore products in excess of 4 million tons so shipped annually.  Base overriding royalties are subject to interim and final price adjustments under the term contracts between Northshore, Cliffs and their customers (the “Cliffs Pellet Agreements”) and, as described elsewhere in this report, such adjustments may be positive or negative.

•

Royalty bonuses.  The Trust earns royalty bonuses when iron ore products shipped from Silver Bay are sold at prices above a threshold price per ton.  The royalty bonus is based on a percentage of the gross proceeds of product shipped from Silver Bay.  The threshold price is adjusted (but not below $30.00 per ton) on an annual basis for inflation and deflation (the “Adjusted Threshold Price”).  The Adjusted Threshold Price was $53.80 per ton for calendar year 2016 and is $54.74 per ton for calendar year 2017.  The royalty bonus percentage ranges from 1/2 of 1% of the gross proceeds (on all tonnage shipped for sale at prices between the Adjusted Threshold Price and $2.00 above the Adjusted Threshold Price) to 3% of the gross proceeds (on all tonnage shipped for sale at prices $10.00 or more above the Adjusted Threshold Price).  Royalty bonuses are subject to price adjustments under the Cliffs Pellet Agreements and, as described elsewhere in this report, such adjustments may be positive or negative.

•

Fee royalties.  Fee royalties have historically constituted a smaller component of the Trust’s total royalty income.  Fee royalties are payable to the Mesabi Land Trust, a Minnesota land trust, which holds a 20% interest as fee owner in the Amended Assignment of Peters Lease.  Mesabi Trust holds the entire beneficial interest in the Mesabi Land Trust for which U.S. Bank N.A. acts as the corporate trustee.  Mesabi Trust receives the net income of the Mesabi Land Trust, which is generated from royalties on the amount of crude ore mined after the payment of expenses to U.S. Bank N.A. for its services as the corporate trustee.  Crude ore is the source of iron oxides used to make iron ore pellets and other products.  The fee royalty on crude ore is based on an agreed price per ton, subject to certain indexing.

•

Minimum advance royalties.  Northshore’s obligation to pay base overriding royalties and royalty bonuses with respect to the sale of iron ore products generally accrues upon the shipment of those products from Silver Bay.  However, regardless of whether any shipment has occurred, Northshore is obligated to pay to Mesabi Trust a minimum advance royalty.  Each year, the amount of the minimum advance royalty is adjusted (but not below $500,000 per annum) for inflation and deflation.  The minimum advance royalty was $897,008 for calendar year 2016 and is $912,725 for calendar year 2017.  Until overriding royalties (and royalty bonuses, if any) for a particular year equal or exceed the minimum advance royalty for the year, Northshore must make quarterly payments of up to 25% of the minimum advance royalty for the year.  Because minimum advance royalties are essentially prepayments of base overriding royalties and royalty bonuses earned each year, any minimum advance royalties paid in a fiscal quarter are recouped by credits against base overriding royalties and royalty bonuses earned in later fiscal quarters during the year.

The current royalty rate schedule became effective on August 17, 1989 pursuant to the Amended Assignment Agreements, which the Trust entered into with Cyprus Northshore Mining Corporation (“Cyprus NMC”).  Pursuant to the Amended Assignment Agreements, overriding royalties are determined by both the volume and selling price of iron ore products shipped.  In 1994, Cyprus NMC was sold by its parent corporation to Cliffs and renamed Northshore.  Cliffs now operates Northshore as a wholly owned subsidiary.

Under the relevant agreements, Northshore has the right to mine and ship iron ore products from lands other than Mesabi Trust Lands.  Northshore alone determines whether to conduct mining operations on Mesabi Trust Lands and/or such other lands based on its current mining and engineering plan.  The Trustees do not exert any influence over mining operational decisions.  To encourage the use of iron ore products from Mesabi Trust Lands, Mesabi Trust receives royalties on stated percentages of iron ore shipped from Silver Bay, whether or not the iron ore products are from Mesabi Trust Lands.  Mesabi Trust receives royalties at the greater of (i) the aggregate quantity of iron ore products shipped that were mined from Mesabi Trust Lands, and (ii) a portion of the aggregate quantity of all iron ore products shipped from Silver Bay that were mined from any lands, such portion being 90% of the first four million tons shipped from Silver Bay during such year, 85% of the next two million tons shipped during such year, and 25% of all tonnage shipped during such year in excess of six million tons.  The royalty percentage paid to the Trust increases as the aggregate tonnage of iron ore products shipped, attributable to the Trust, in any calendar year increases past each of the first four one-million ton volume thresholds.  Assuming a consistent sales price per ton throughout a calendar year, shipments of iron ore product attributable to the Trust later in the year generate a higher royalty to the Trust, as total shipments for the year exceed increasing levels of royalty percentages and pass each of the first four one-million ton volume thresholds.

During the course of its fiscal year some portion of royalties expected to be paid to Mesabi Trust is based in part on estimated prices for iron ore products sold under the Cliffs Pellet Agreements.  The Cliffs Pellet Agreements use estimated prices which are subject to interim and final pricing adjustments, which can be positive or negative, and which adjustments are dependent in part on multiple price and inflation index factors that are not known until after the end of a contract year. Even though Mesabi Trust is not a party to the Cliffs Pellet Agreements, these adjustments can result in significant variations in royalties payable to Mesabi Trust (and in turn the resulting amount available for distribution to Unitholders by the Trust) from quarter to quarter and on a comparative historical basis, and these variations, which can be positive or negative, cannot be predicted by Mesabi Trust.  In either case, these price adjustments will impact future royalties payable to the Trust that become available for distribution to Unitholders.

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

Results of Operations

Comparison of Iron Ore Pellet Production and Shipments for the Three Months Ended April 30, 2017 and April 30, 2016

As shown in the table below, during the three months ended April 30, 2017, production of iron ore pellets at Northshore from Mesabi Trust Lands totaled 1,397,947 tons, and shipments over the same period totaled 692,176 tons.  By comparison, pellet production and shipments for the comparable period in 2016 was zero tons, respectively.  The increase in production and shipments is attributable to the demand from Northshore’s customers as compared to the prior comparable period when the Northshore operation had been temporarily idled.  For the three months ended April 30, 2017, approximately 100.0% of shipments from Silver Bay, Minnesota originated from Trust lands.

	Pellets Produced from	Pellets Shipped from
	Trust Lands	Trust Lands
Three Months Ended	(Tons)	(Tons)
April 30, 2017	1,397,947	692,176
April 30, 2016	—	—

Comparison of Royalty Income for the Three Months Ended April 30, 2017 and April 30, 2016

As reflected in the table below, the Trust’s total royalty income for the three months ended April 30, 2017 increased by $3,650,211 to $3,650,211 as compared to the three months ended April 30, 2016.  The increase is in total royalty income is due to the increase in shipments during the three months ended April 30, 2017, as compared to the three months ended April 30, 2016.

The table below shows that the base overriding royalties increased $1,536,196 and the bonus royalties increased by $1,965,520 for the three months ended April 30, 2017, as compared to the three months ended April 30, 2016. Fee royalties increased by $148,495 over the same period.  The increase in the base overriding royalties is attributable to an increase in demand from Northshore’s customers as compared to the prior comparable period when the Northshore operation had been temporarily idled. The increase in bonus royalties is attributable to an increase in shipments as compared to the prior comparable period and to anticipated positive pricing adjustments on unconsumed iron ore pellets at January 31, 2017, for the quarter ending April 30, 2017, related to shipments during the calendar year 2016. These price adjustments will not be finalized until after the end of the calendar year in which the pellets are consumed. The increase in the fee royalty amount is due to an increase in the amount of iron ore mined under the Peters Lease.

The table below summarizes the components of Mesabi Trust’s total royalty income for the three months ended April 30, 2017 and April 30, 2016, respectively:

	Three Months Ended April 30,
	2017	2016
Base overriding royalties	$1,536,196	$—
Bonus royalties	1,965,520	—
Minimum advance royalty paid (recouped)	—	—
Fee royalties	148,495	—
Total royalty income	$3,650,211	$—

Comparison of Net Income, Expenses and Distributions for the Three Months Ended April 30, 2017 and April 30, 2016

Net income for the three months ended April 30, 2017 was $3,361,707, an increase of $3,791,959 as compared to the three months ended April 30, 2016.  The increase in net income for the three months ended April 30, 2017 was the result of an increase in demand from Northshore’s customers, as compared to the three months ended April 30, 2016. The Trust’s expenses for the three months ended April 30, 2017 were $295,046, a decrease of $136,885 compared to the expenses for the three month period ending April 30, 2016. The decrease in expenses for the three months ended April 30, 2017 as compared to the three months ended April 30, 2016 was primarily attributable to decreases in legal and accounting expenses. The table below summarizes the Trust’s income and expenses for the three months ended April 30, 2017 and April 30, 2016, respectively.

	Three Months Ended April 30,
	2017	2016
Total royalty income	$3,650,211	$—
Interest income	6,542	1,679
Total revenues	3,656,753	1,679
Expenses	295,046	431,931
Net income	$3,361,707	$(430,252)

As presented on the Trust’s Condensed Statements of Operations on page 3 of this quarterly report, the Trust’s net income per unit increased $0.2890 per unit to $0.2562 per unit for the three months ended April 30, 2017 as compared to the three months ended April 30, 2016. On April 14, 2017, the Trust declared a distribution of $0.55 per unit payable on May 20, 2017 to Unitholders of record on April 30, 2017.  Comparatively, the Trust declared a distribution of $0.20 per unit to Unitholders in April 2016.

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

Comparison of Unallocated Reserve as of April 30, 2017, April 30, 2016 and January 31, 2017

As set forth in the table below, Unallocated Reserve, which is comprised of accrued income receivable, unallocated cash and U.S. Government securities for potential fixed or contingent future liabilities, deferred royalty revenue, and prepaid expenses and accrued expenses increased from $5,934,910 as of April 30, 2016 to $6,351,171 as of April 30, 2017. The increase in Unallocated Reserve as of April 30, 2017, as compared to April 30, 2016, is primarily the result of an increase in the accrued income receivable portion of the Unallocated Reserve.  The increase in the accrued income receivable portion of the Unallocated Reserve is the result of a higher volume of shipments in April 2017 as compared to April 2016. The decrease in the unallocated cash and U.S. Government securities is a result of the Trustees’ decision to decrease the Trust’s reserve for unexpected obligations and use a portion of the available unallocated cash for distribution to unitholders.

	Fiscal Three months ended April 30,
	2017	2016
Accrued Income Receivable	$1,231,998	$1,295
Unallocated Cash and U.S. Government Securities	5,166,893	6,207,287
Prepaid Expenses and (Accrued Expenses), net	(47,720)	(16,608)
Deferred Royalty Revenue	—	(257,064)
Unallocated Reserve	$6,351,171	$5,934,910

It is possible that future negative price adjustments could offset, or even eliminate, future royalties or royalty income that would otherwise be payable to the Trust in any particular quarter, or at year end, thereby potentially reducing cash available for distribution to the Trust’s Unitholders in future quarters.  See the discussion under the heading “Risk Factors” beginning on page 3 of the Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 2017.

The Trust’s Unallocated Reserve as of April 30, 2017 decreased by $3,854,299 to $6,351,171, as compared to the fiscal year ended January 31, 2017.  The decrease in the Unallocated Reserve is due primarily to the Trustee’s decision to decrease the Trust’s reserve for unexpected obligations and use a portion of the available unallocated cash for distribution to the Unitholders.  As of April 30, 2017, the Trust’s Unallocated Reserve consisted of $5,166,893 of unallocated cash and U.S. Government securities and $

1,231,998 of accrued income receivable.  At January 31, 2017, the Trust’s Unallocated Reserve consisted of $12,314,425 in unallocated cash and U.S. Government securities, $45,045 of accrued income receivable, and deferred royalty revenue of $2,099,415.

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

Recent Developments

Quarterly Royalty Report

On April 27, 2017, the Trustees received the quarterly royalty report of iron ore product shipments from Silver Bay, Minnesota during the quarter ended March 31, 2017 from Cliffs, the parent company of Northshore. As previously reported, on April 12, 2017, the Trustees declared a distribution of fifty-five cents ($0.55) per Unit of Beneficial Interest payable on May 20, 2017 to Mesabi Trust Unitholders of record at the close of business on April 30, 2017.

As reported to the Trust by Cliffs in the quarterly royalty report, based on shipments of iron ore products by Northshore during the three months ended March 31, 2017, Mesabi Trust was credited with a base royalty of $585,858.  Mesabi Trust also was credited with a bonus royalty in the amount of $703,029.  Royalties paid to Mesabi Trust, however, reflected a reduction of $1,060,705 as a result of negative pricing adjustments to base and bonus royalty calculations related to changes in price estimates made in the previous calendar quarters of 2016 and the first calendar quarter of 2017.  Accordingly, the total royalty payments received on April 28, 2017 by Mesabi Trust from Northshore were $366,840 (which includes a royalty payment of $138,659 paid to the Mesabi Land Trust).

In the same report Mesabi Trust was also notified by Northshore that additional negative pricing adjustments of approximately $1.48 million would be made against future royalties payable to Mesabi Trust. Royalties paid to Mesabi Trust are based on the volume of shipments of iron ore pellets for the quarter and the year to date, the pricing of iron ore product sales, and the percentage of iron ore pellet shipments from Mesabi Trust Lands rather than from non-Mesabi Trust Lands.  In the first calendar quarter of 2017, Northshore credited Mesabi Trust with 283,537 tons of iron ore shipped, as compared to 20,910 tons during the first calendar quarter of 2016.

The volume of shipments of iron ore pellets (and other iron ore products) by Northshore varies from quarter to quarter and year to year based on a number of factors, including the requested delivery schedules of customers, general economic conditions in the iron ore industry, and weather conditions on the Great Lakes. Further, the prices under the Cliffs Pellet Agreements, to which Mesabi Trust is not a party, are subject to both interim (quarter to quarter) and final (after year end) pricing adjustments, dependent in part on multiple price and inflation index factors, some of which are not known until after the end of a contract year. These multiple factors can result in significant variations in royalties received by Mesabi Trust (and in turn the resulting funds available for distribution to Unit holders by Mesabi Trust) from quarter to quarter and from year to year. These variations, which can be positive or negative, cannot be predicted by the Trustees of Mesabi Trust. Royalty payments received in fiscal 2018 and prior years continue to reflect pricing estimates for shipments of iron ore products that are subject to positive or negative pricing adjustments pursuant to the Cliffs Pellet Agreements.

Cliffs Announced the Start of New Mustang Iron Ore Pellet Production at its United Taconite Mine

On May 16, 2017, Cliffs Natural Resources Inc. announced that it started production of the new Mustang superflux pellet at its United Taconite mine located in Eveleth, Minnesota. The start up of the new production equipment, including supporting infrastructure, was executed on schedule, after nine months of construction. Cliffs also reported that it invested a total of $75 million in cash to build a new storage facility, silos, a limestone crusher, conveyors and rail infrastructure to support the production of the Mustang pellet. This pellet is intended to replace a custom designed pellet previously made at the now indefinitely idled Empire Mine. The Trust has not been provided any information indicating that this development would be expected to impact Northshore Mining.

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

In accordance with the Agreement of Trust and the Amendment, the Trustees are entitled to, and in fact do, rely upon certain experts in good faith, including (i) the independent consultants with respect to monthly production and shipment reports, which include figures on crude ore production and iron ore pellet shipments, and discussions concerning the condition and accuracy of the scales and plans regarding the development of Mesabi Trust’s mining property; and (ii) the accounting firm they have contracted with for non-audit services, including reviews of financial data related to shipping and sales reports provided by Northshore and a review of the schedule of leasehold royalties payable to Mesabi Trust.  For a discussion of additional factors, including but not limited to those that could adversely affect Mesabi Trust’s actual results and performance, see “Risk Factors” set forth on pages 3 through 9 of Mesabi Trust’s Annual Report on Form 10-K for the year-ended January 31, 2017, as updated by Part II, Item 1A of this Quarterly Report on Form 10-Q.

Iron Ore Pricing and Contract Adjustments

During the course of its fiscal year some portion of the royalties paid to Mesabi Trust are based on estimated prices for iron ore products sold under the Cliffs Pellet Agreements. Mesabi Trust is not a party to any of the Cliffs Pellet Agreements.  These prices are subject to interim and final pricing adjustments, which can be positive or negative, and which adjustments are dependent in part on a variety of price and inflation index factors, including but not limited to various benchmark pellet prices, hot band steel prices and various Producer Price Indexes.  Although Northshore makes interim adjustments to the royalty payments on a quarterly basis, these price adjustments cannot be finalized until after the end of a contract year.  This may result in significant and frequent variations in royalties received by Mesabi Trust (and in turn the resulting amount of funds available for distribution to Unitholders by the Trust) from quarter to quarter and on a comparative historical basis. These variations, which can be positive or negative, cannot be predicted by Mesabi Trust.  It is possible that future negative price adjustments could partially or even completely offset royalties or royalty income that would otherwise be payable to the Trust in any particular quarter, or at year-end, thereby potentially reducing cash available for distribution to the Trust’s Unitholders in future quarters.

Effects of Securities Regulation

The Trust is a publicly traded, pass-through royalty trust with its Trust Certificates listed on the New York Stock Exchange (“NYSE”) and is therefore subject to extensive regulation under, among others, the Securities Act of 1933, the Securities Exchange Act of 1934, the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), each as amended, and the rules and regulations of the NYSE.  Issuers failing to comply with such authorities risk serious consequences, including criminal as well as civil and administrative penalties.  In most instances, these laws, rules and regulations do not specifically address their applicability to a publicly-traded pass-through royalty trust such as Mesabi Trust.  In particular, Sarbanes-Oxley mandated the adoption by the Securities and Exchange Commission and NYSE of certain rules and regulations that are impossible for the Trust to literally satisfy because of its nature as a pass-through trust.  Pursuant to NYSE rules, as a pass-through royalty trust, the Trust is exempt from many of the corporate governance requirements that apply to other publicly traded corporations.  The Trust does not have, nor does the Agreement of Trust provide for, a board of directors, an audit committee, a corporate governance committee, a compensation committee or executive officers.  The Trustees closely monitor the Securities and Exchange Commission’s and NYSE’s rulemaking activities and will comply with their rules and regulations to the extent applicable.

The Trust’s website is located at www.mesabi-trust.com.

Critical Accounting Policies and Estimates

This “Trustees’ Discussion and Analysis of Financial Condition and Results of Operations” is based upon the Trust’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires the Trustees to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  These estimates form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  The Trustees base their estimates and judgments on historical experience and on various other assumptions that the Trustees believe are reasonable under the circumstances.  However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.  Critical accounting policies are those that have meaningful impact on the reporting of the Trust’s financial condition and results of operations, and that require significant judgment and estimates.

The Trust did not have any changes in critical accounting policies or in significant accounting estimates during the three months ended April 30, 2017.  For a complete description of the Trust’s significant accounting policies, please see Note 2 to the financial statements included in the Trust’s Annual Report on Form 10-K for the year ended January 31, 2017.

Certain Tax Information

The Trust is not taxable as a corporation for federal or state income tax purposes and is instead qualified as a nontaxable grantor trust.  Since the Trust’s inception, all net taxable income is annually attributable directly to Unitholders for tax purposes regardless of whether the income is distributed or retained by the Trust in its reserve account.  As such, in lieu of the Trust paying income taxes, Unitholders report their pro rata share of the various items of Trust income and deductions on their income tax returns.  This reporting is required whether or not the earnings of the Trust are distributed as to Unitholders.  During calendar 2017, any funds retained to increase the Trust’s unallocated reserve, which were derived from reportable royalty income, will nonetheless become taxable as reportable income to Unitholders, depending on each individual’s personal tax situation.  Information regarding the background on the changes in the Trust’s unallocated reserve is described above under “Results of Operations — Comparison of Unallocated Reserve as of April 30, 2017, April 30, 2016 and January 31, 2017” and “Recent Developments—Unallocated Reserve.”  Unitholders are encouraged to consult with their own tax advisors to plan for any financial impact related to this and to review their personal tax situations related to investing in, holding or selling units of beneficial interest in Mesabi Trust.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.  The Trust maintains a system of disclosure controls and procedures designed to ensure that information required to be disclosed by the Trust in the reports that it furnishes or files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and regulations of the Securities and Exchange Commission.  Due to the pass-through nature of the Trust, the Trust’s disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by Mesabi Trust is received from Cliffs and its wholly-owned subsidiary, Northshore.  In order to help ensure the accuracy and completeness of the information required to be disclosed in the Trust’s periodic and current reports, the Trust employs certified public accountants, geological consultants, and attorneys.  These professionals hired by the Trust advise the Trust in its review and compilation of the information in this Form 10-Q and the other periodic reports filed by the Trust with the SEC.

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

PART II - OTHER INFORMATION

Item 1A.  Risk Factors

There have been no material changes in the Trust’s risk factors as described in “Risk Factors” set forth on pages 3 through 10 of Mesabi Trust’s Annual Report on Form 10-K for the year-ended January 31, 2017.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

None.

Item 5.  Other Information

Mine Safety and Health Administration Safety Data. Pursuant to §1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, Cliffs started reporting information related to certain mine safety results at Northshore. This information is available in Part II, Item 4 of Cliffs’ Form 10-Q filed April 27, 2017.

Item 6.  Exhibits.

31	Certification of Corporate Trustee of Mesabi Trust pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Corporate Trustee of Mesabi Trust pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Report of Baker Tilly Virchow Krause, LLP, dated June 8, 2017 regarding its review of the unaudited interim financial statements of Mesabi Trust as of and for the three months ended April 30, 2017.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MESABI TRUST
(Registrant)

	By:	DEUTSCHE BANK TRUST COMPANY AMERICAS
Corporate Trustee
Principal Administrative Officer and duly authorized signatory:*

	By:	DEUTSCHE BANK NATIONAL TRUST COMPANY

June 8, 2017		By:	/s/ Jeffrey Schoenfeld
Name: Jeffrey Schoenfeld*
Title: Vice President

* There are no principal executive officers or principal financial officers of the registrant.

EXHIBIT INDEX

Item No.	Item	Filing Method

31	Certification of Corporate Trustee of Mesabi Trust pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certification of Corporate Trustee of Mesabi Trust pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

99.1	Report of Baker Tilly Virchow Krause, LLP, dated June 8, 2017 regarding its review of the unaudited interim financial statements of Mesabi Trust as of and for the three months ended April 30, 2017.	Filed herewith

101.INS	XBRL Instance Document (Interactive Data File)	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema (Interactive Data File)	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (Interactive Data File)	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase (Interactive Data File)	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase (Interactive Data File)	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (Interactive Data File)	Filed herewith