Form 10-Q
period 2017-07-31
MESABI TRUST
filed 2017-09-07
CIK 65172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2017

or

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

As of September 6, 2017, there were 13,120,010 Units of Beneficial Interest in Mesabi Trust outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements. (Note 1)

Mesabi Trust

Condensed Statements of Operations

Three and Six Months Ended July 31, 2017 and 2016

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2017	2016	2017	2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
A. Condensed Statements of Operations

Revenues
Royalty income	$13,347,355	$2,608,619	$16,997,566	$2,608,619
Interest	7,273	1,017	13,815	2,696

Total revenues	13,354,628	2,609,636	17,011,381	2,611,315

Expenses	240,493	189,389	535,539	621,320

Net income	$13,114,135	$2,420,247	$16,475,842	$1,989,995

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING
Number of units outstanding	13,120,010	13,120,010	13,120,010	13,120,010

Net income per unit (Note 2)	$0.9996	$0.1845	$1.2558	$0.1517

Distributions declared per unit (Note 3)	$0.1600	$0.2000	$0.7100	$0.4000

See Notes to Condensed Financial Statements.

Mesabi Trust

Condensed Balance Sheets

July 31, 2017 and January 31, 2017

	July 31, 2017	January 31, 2017
	(unaudited)
B. Condensed Balance Sheets

Assets

Cash and cash equivalents	$10,797,128	$13,695,168

U.S. Government securities, at amortized cost (which approximates market)	2,366,816	456,058

Accrued income receivable	6,220,864	45,045
Prepaid expenses	139,785	53,608
Current assets	19,524,593	14,249,879

Fixed property, including intangibles, at nominal values
Assignments of leased property

Amended assignment of Peters Lease	1	1

Assignment of Cloquet Leases	1	1

Certificate of beneficial interest for 13,120,010 units of Land Trust	1	1
	3	3

Total assets	$19,524,596	$14,249,882

Liabilities, Unallocated Reserve And Trust Corpus

Liabilities
Distribution payable	$2,099,202	$1,836,801
Accrued expenses	59,287	108,193
Deferred royalty revenue	—	2,099,415
Total liabilities	2,158,489	4,044,409

Unallocated reserve	17,366,104	10,205,470

Trust corpus	3	3

Total liabilities, unallocated reserve and trust corpus	$19,524,596	$14,249,882

See Notes to Condensed Financial Statements.

Mesabi Trust

Condensed Statements of Cash Flows

Six Months Ended July 31, 2017 and 2016

	Six Months Ended
	July 31,
	2017	2016
	(unaudited)	(unaudited)
C. Condensed Statements of Cash Flows

Operating activities
Royalties received	$8,723,576	$2,030,521
Interest received	12,571	3,450
Expenses paid	(670,622)	(719,935)

Net cash from operating activities	8,065,525	1,314,036

Investing activities
Maturities of U.S. Government securities	82,628	5,690,347
Purchases of U.S. Government securities	(1,993,386)	—

Net cash (used for) from investing activities	(1,910,758)	5,690,347

Financing activity
Distributions to unitholders	(9,052,807)	(3,280,003)

Net change in cash and cash equivalents	(2,898,040)	3,724,380

Cash and cash equivalents, beginning of year	13,695,168	2,587,165

Cash and cash equivalents, end of period	$10,797,128	$6,311,545

Reconciliation of net income to net cash from operating activities

Net income	$16,475,842	$1,989,995
Increase in accrued income receivable	(6,175,819)	(516,111)
Increase in prepaid expense	(86,177)	(79,607)
Decrease in accrued expenses	(48,906)	(80,241)
Decrease in deferred royalty revenue	(2,099,415)	—

Net cash from operating activities	$8,065,525	$1,314,036

Non cash financing activity

Distributions declared and payable	$2,099,202	$2,624,002

See Notes to Condensed Financial Statements.

Mesabi Trust

Notes to Condensed Financial Statements

July 31, 2017  (Unaudited)

Note 1.  The financial statements included herein have been prepared without audit (except for the balance sheet at January 31, 2017) in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  In the opinion of the Trustees, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the results of operations for the three and six months ended July 31, 2017 and 2016, (b) the financial position at July 31, 2017 and (c) the cash flows for the six months ended July 31, 2017 and 2016, have been made.  For further information, refer to the financial statements and footnotes included in Mesabi Trust’s Annual Report on Form 10-K for the year ended January 31, 2017.

Note 2.  Net income per unit includes accrued income receivable.  For the three months ended July 31, 2017,  the Trust recorded $6,220,864 of accrued income receivable as reflected on the Condensed Balance Sheet as of July 31, 2017 (unaudited). Accrued income receivable is accounted for and reported for the Trust’s second fiscal quarter based on shipments during the month of July, even though such accrued income receivable is not available for distribution to the holders of Certificates of Beneficial Interest in Mesabi Trust (“Unitholders”) until the applicable royalties are actually received by the Trust. Accrued income receivable also includes accruals for anticipated pricing adjustments, which can be positive or negative. Net income per unit is based on 13,120,010 units outstanding during the period.

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

Note 4.  On July 27, 2017, the Trustees received the quarterly royalty report of iron ore product shipments from Silver Bay, Minnesota during the quarter ended June 30, 2017 from Cleveland-Cliffs Inc., formerly known as Cliffs Natural Resources Inc. (“Cleveland-Cliffs”), the parent company of Northshore Mining Company (“Northshore”). On July 14, 2017, the Trustees declared a distribution of sixteen cents ($0.16) per Unit of Beneficial Interest payable on August 20, 2017 to Mesabi Trust Unitholders of record at the close of business on July 30, 2017.

Each quarter, as authorized by the Agreement of Trust, the Trustees evaluate all relevant factors including all costs, expenses, obligations, and present and future liabilities of the Trust (whether fixed or contingent) in determining the prudent level of unallocated reserve in light of the unpredictable nature of the iron ore industry and current economic conditions.

Pursuant to the Agreement of Trust, the Trustees make decisions about cash distributions to Unitholders based on the royalty payments it receives from Northshore when received, rather than as royalty income is recorded in accordance with the Trust’s revenue recognition policy.  Refer to Note 3 for further information.

As of July 31, 2017 and January 31, 2017, the unallocated cash and U.S. Government securities portion of the Trust’s Unallocated Reserve was comprised of the following components:

	July 31, 2017 (unaudited)	January 31, 2017
Cash and U.S. Government securities	$13,163,944	$14,151,226
Distribution payable	(2,099,202)	(1,836,801)

Unallocated cash and U.S. Government securities	$11,064,742	$12,314,425

A reconciliation of the Trust’s Unallocated Reserve from January 31, 2017 to July 31, 2017 is as follows:

Unallocated Reserve, January 31, 2017	$10,205,470

Net income	16,475,842
Distributions declared	(9,315,208)

Unallocated Reserve, July 31, 2017	$17,366,104

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

This discussion should be read in conjunction with the condensed financial statements and notes presented in this Quarterly Report on Form 10-Q and the financial statements and notes in the last filed Annual Report on Form 10-K filed for the period ended January 31, 2017 for a full understanding of Mesabi Trust’s financial position and results of operations for the three and six month period ended July 31, 2017.

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

The Trustees do not intend to expand their responsibilities beyond those permitted or required by the Agreement of Trust, the Amendment to the Agreement of Trust dated October 25, 1982 (the “Amendment”), and those required under applicable law.  Mesabi Trust has no employees, but it engages independent consultants to assist the Trustees in, among other things, monitoring the volume and sales prices of iron ore products shipped from Silver Bay, Minnesota, based on information supplied to the Trustees by Northshore, the lessee/operator of the lands leased under the Peters Lease and Cloquet Lease (the “Peters Lease Lands” and “Cloquet Lease Lands,” respectively) and the 20% fee interest of certain lands that are particularly described in, and subject to a mining lease under, the Peters Lease (the “Mesabi Fee Lands,” and together with the Peters Lease Lands and Cloquet Lease Lands, the “Mesabi Trust Lands”), and its parent company Cleveland-Cliffs.  References to Northshore in this quarterly report, unless the context requires otherwise, are applicable to Cleveland-Cliffs as well.

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

Three types of royalties, as well as royalty bonuses, comprise the Trust’s leasehold royalty income:

•

Base overriding royalties.  Base overriding royalties have historically constituted the majority of the Trust’s royalty income.  Base overriding royalties are determined by both the volume and selling price of iron ore products shipped.  Northshore is obligated to pay the Trust base overriding royalties in varying amounts, based on the volume of iron ore products shipped.  Base overriding royalties are calculated as a percentage of the gross proceeds of iron ore products produced at the Mesabi Trust Lands (and to a limited extent other lands) and shipped from Silver Bay, Minnesota.  The percentage ranges from 2-1/2% of the gross proceeds for the first one million tons of iron ore products so shipped annually to 6% of the gross proceeds for all iron ore products in excess of 4 million tons so shipped annually.  Base overriding royalties are subject to interim and final price adjustments under the term contracts between Northshore, Cleveland-Cliffs and their customers (the “Cliffs Pellet Agreements”) and, as described elsewhere in this report, such adjustments may be positive or negative.

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

The current royalty rate schedule became effective on August 17, 1989 pursuant to the Amended Assignment Agreements, which the Trust entered into with Cyprus Northshore Mining Corporation (“Cyprus NMC”).  Pursuant to the Amended Assignment Agreements, overriding royalties are determined by both the volume and selling price of iron ore products shipped.  In 1994, Cyprus NMC was sold by its parent corporation to Cleveland-Cliffs and renamed Northshore.  Cleveland-Cliffs now operates Northshore as a wholly owned subsidiary.

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

Results of Operations

Comparison of Iron Ore Pellet Production and Shipments for the Three and Six Months Ended July 31, 2017 and July 31, 2016

As shown in the table below, during the fiscal quarter ended July 31, 2017, production of iron ore pellets at Northshore from Mesabi Trust Lands totaled 1,109,910 tons, and shipments over the same period totaled 2,011,254 tons.  By comparison, pellet production and shipments for the comparable period in 2016 was 1,131,450 and 594,264, respectively.  The increase in shipments is attributable to the demand from Northshore’s customers as compared to the prior comparable period.  For the fiscal quarter ended July 31, 2017, approximately 100.0% of shipments from Silver Bay, Minnesota originated from Trust lands.

	Pellets Produced from	Pellets Shipped from
	Trust Lands	Trust Lands
Fiscal Quarter Ended	(Tons)	(Tons)
July 31, 2017	1,109,910	2,011,254
July 31, 2016	1,131,450	594,264

As shown in the table below, during the six months ended July 31, 2017, production of iron ore pellets at Northshore from Mesabi Trust Lands totaled 2,507,857 tons, and shipments over the same period totaled 2,703,430 tons.  By comparison, pellet production and shipments for the comparable period in 2016 was 1,131,450 and 594,264, respectively.  The increase in production and shipments is attributable to the demand from Northshore’s customers as compared to the prior comparable period.  For the six months ended July 31, 2017, approximately 100.0% of shipments from Silver Bay, Minnesota originated from Trust lands.

	Pellets Produced from	Pellets Shipped from
	Trust Lands	Trust Lands
Six Months Ended	(Tons)	(Tons)
July 31, 2017	2,507,857	2,703,430
July 31, 2016	1,131,450	594,264

Comparison of Royalty Income for the Three and Six Months Ended July 31, 2017 and July 31, 2016

As reflected in the table below, the Trust’s total royalty income for the fiscal quarter ended July 31, 2017 increased by $10,738,736  to  $13,347,355 as compared to the fiscal quarter ended July 31, 2016.  The increase in total royalty income is due to the increase in shipments during the fiscal quarter ended July 31, 2017, as compared to the fiscal quarter ended July 31, 2016.

The table below shows that the base overriding royalties increased $5,275,001 and the bonus royalties increased by $5,492,113 for the fiscal quarter ended July 31, 2017, as compared to the fiscal quarter ended July 31, 2016. Fee royalties decreased by $28,378 over the same period.  The increase in the base overriding royalties is attributable to an increase in demand from Northshore’s customers as compared to the prior comparable period. The increase in bonus royalties is attributable to an increase in shipments as compared to the prior comparable period and to anticipated positive pricing adjustments on unconsumed iron ore pellets at January 31, 2017, for the quarter ending July 31, 2017, related to shipments during the calendar year 2016. These price adjustments will not be finalized until after the end of the calendar year in which the pellets are consumed. The decrease in the fee royalty amount is due to a decrease in the amount of iron ore mined under the Peters Lease.

The table below summarizes the components of Mesabi Trust’s total royalty income for the fiscal quarter ended July 31, 2017 and July 31, 2016, respectively:

	Three Months Ended July 31,
	2017	2016
Base overriding royalties	$6,375,979	$1,100,978
Bonus royalties	6,857,645	1,365,532
Minimum advance royalty paid (recouped)	—	—
Fee royalties	113,731	142,109
Total royalty income	$13,347,355	$2,608,619

As reflected in the table below, the Trust’s total royalty income for the six months ended July 31, 2017 increased by $14,388,947 to $16,997,566 as compared to the six months ended July 31, 2016.  The increase is in total royalty income is due to the increase in shipments during the six months ended July 31, 2017, as compared to the six months ended July 31, 2016.

The table below shows that the base overriding royalties increased $6,811,197 and the bonus royalties increased by $7,457,632 for the six months ended July 31, 2017, as compared to the six months ended July 31, 2016. Fee royalties increased by $120,118 over the same period.  The increase in the base overriding royalties is attributable to an increase in demand from Northshore’s customers as compared to the prior comparable period. The increase in bonus royalties for the six months ending July 31, 2017, is attributable to an increase in shipments as compared to the prior comparable period and to anticipated positive pricing adjustments on unconsumed iron ore pellets at January 31, 2017, related to shipments during the calendar year 2016. These price adjustments will not be finalized until after the end of the calendar year in which the pellets are consumed. The increase in the fee royalty amount is due to an increase in the amount of iron ore mined under the Peters Lease.

The table below summarizes the components of Mesabi Trust’s total royalty income for the six months ended July 31, 2017 and July 31, 2016, respectively:

	Six Months Ended July 31,
	2017	2016
Base overriding royalties	$7,912,175	$1,100,978
Bonus royalties	8,823,164	1,365,532
Minimum advance royalty paid (recouped)	—	—
Fee royalties	262,227	142,109
Total royalty income	$16,997,566	$2,608,619

Comparison of Net Income, Expenses and Distributions for the Three and Six Months Ended July 31, 2017 and July 31, 2016

Net income for the fiscal quarter ended July 31, 2017 was $13,114,135, an increase of $10,693,888 as compared to the fiscal quarter ended July 31, 2016.  The increase in net income for the fiscal quarter ended July 31, 2017 was the result of an increase in demand from Northshore’s customers, as compared to the fiscal quarter ended July 31, 2016. The table below summarizes the Trust’s income and expenses for the fiscal quarter ended July 31, 2017 and July 31, 2016, respectively.

	Three Months Ended July 31,
	2017	2016
Total royalty income	$13,347,355	$2,608,619
Interest income	7,273	1,017
Total revenues	13,354,628	2,609,636
Expenses	240,493	189,389
Net income	$13,114,135	$2,420,247

Net income for the six months ended July 31, 2017 was $16,475,842, an increase of $14,485,847 as compared to the six months ended July 31, 2016.  The increase in net income for the six months ended July 31, 2017 was the result of an increase in demand from Northshore’s customers, as compared to the six months ended July 31, 2016. The table below summarizes the Trust’s income and expenses for the six months ended July 31, 2017 and July 31, 2016, respectively.

	Six Months Ended July 31,
	2017	2016
Total royalty income	$16,997,566	$2,608,619
Interest income	13,815	2,696
Total revenues	17,011,381	2,611,315
Expenses	535,539	621,320
Net income	$16,475,842	$1,989,995

As presented on the Trust’s Condensed Statements of Operations on page 3 of this quarterly report, the Trust’s net income per unit increased $0.8151 per unit to $0.9996 per unit for the fiscal quarter ended July 31, 2017 as compared to the fiscal quarter ended July 31, 2016.  For the six months ended months ended July 31, 2017, the Trust’s net income per unit increased $1.1041 per unit to $1.2558 per unit, as compared to the prior year period. On July 14, 2017, the Trust declared a distribution of $0.16 per unit payable on August 20, 2017 to Unitholders of record on July 31, 2017.  Comparatively, the Trust declared a distribution of $0.20 per unit to Unitholders in July 2016. During the six months ended July 31, 2017 and July 31, 2016 the Trust had declared total distributions per unit of $0.71 and $0.40, respectively.

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

Comparison of Unallocated Reserve as of July 31, 2017,  July 31, 2016 and January 31, 2017

As set forth in the table below, Unallocated Reserve, which is comprised of accrued income receivable, unallocated cash and U.S. Government securities, deferred royalty revenue, and prepaid expenses and accrued expenses increased from $5,731,155 as of July 31, 2016 to $17,366,104 as of July 31, 2017. The increase in Unallocated Reserve as of July 31, 2017, as compared to July 31, 2016, is primarily the result of an increase in the unallocated cash and U.S. Government securities and accrued income receivable portion of the Unallocated Reserve.  The increase in the accrued income receivable portion of the Unallocated Reserve is the result of a higher volume of shipments in July 2017 as compared to July 2016. The increase in the unallocated cash and U.S. Government securities is a result of an increase in royalties received for the six months ended July 31, 2017 as compared to the six months ended July 31, 2016, as shown on the statements of cash flows.

	July 31, 2017	July 31, 2016
Accrued Income Receivable	$6,220,864	$1,494,257
Unallocated Cash and U.S. Government Securities	11,064,742	4,193,913
Prepaid Expenses and (Accrued Expenses), net	80,498	42,985
Unallocated Reserve	$17,366,104	$5,731,155

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

The Trust’s Unallocated Reserve as of July 31, 2017 increased by $7,160,634 to $17,366,104, as compared to the fiscal year ended January 31, 2017.  The increase in Unallocated Reserve as of July 31, 2017, as compared to January 31, 2017, is primarily the result of an increase in the accrued income receivable portion and a decrease of the deferred royalty revenue portion of the Unallocated Reserve. The increase in the accrued income receivable portion of the Unallocated Reserve is the result of a higher volume of shipments in July 2017 as compared to January 2017. The decrease of deferred royalty revenue is the result of negative pricing adjustments being recognized in the last month of the fiscal year ending January 31, 2017, as compared to anticipated positive pricing adjustments as of July 31, 2017. As of July 31, 2017, the Trust’s Unallocated Reserve consisted of $11,064,742 of unallocated cash and U.S. Government securities and $ 6,220,864 of accrued income receivable.  At January 31, 2017, the Trust’s Unallocated Reserve consisted of $12,314,425 in unallocated cash and U.S. Government securities, $45,045 of accrued income receivable, and deferred royalty revenue of $2,099,415.

	July 31, 2017	January 31, 2017
Accrued Income Receivable	$6,220,864	$45,045
Unallocated Cash and U.S. Government Securities	11,064,742	12,314,425
Prepaid Expenses and (Accrued Expenses), net	80,498	(54,585)
Deferred Royalty Revenue	—	(2,099,415)
Unallocated Reserve	$17,366,104	$10,205,470

Each quarter, as authorized by the Agreement of Trust, the Trustees will reevaluate all relevant factors including all costs, expenses, obligations, and present and future liabilities of the Trust (whether fixed or contingent) in determining a prudent level of unallocated reserve in light of the unpredictable nature of the iron ore industry, current and projected future mining operations and current economic conditions.  Although the actual amount of the Unallocated Reserve will fluctuate from time to time and may increase or decrease from its current level, it is currently intended that future distributions will be highly dependent upon royalty income as it is received and the level of Trust expenses.  The amount of future royalty income available for distribution will be subject to the volume of iron ore product shipments and the dollar level of sales by Northshore.  Shipping activity is greatly reduced during the winter months.  Economic conditions, particularly those affecting the iron ore and steel industry, may adversely affect the amount and timing of such future shipments and sales.  The Trustees will continue to monitor the economic circumstances of the Trust to strike a responsible balance between distributions to Unitholders and the need to maintain adequate reserves at a prudent level, given the unpredictable nature of the iron ore and steel industry, the Trust’s dependence on the actions of the lessee/operator, and the fact that the Trust essentially has no other liquid assets.

Recent Developments

Quarterly Royalty Report

On July 27, 2017, the Trustees received the quarterly royalty report of iron ore product shipments from Silver Bay, Minnesota during the quarter ended June 30, 2017 from Cleveland-Cliffs, the parent company of Northshore.

As reported to Mesabi Trust by Cleveland-Cliffs in the quarterly royalty report, based on shipments of iron ore products by Northshore during the three months period ended June 30, 2017, Mesabi Trust was credited with a base royalty of $4,865,382.  Mesabi Trust also was credited with a bonus royalty in the amount of $4,689,548.  Royalties paid to Mesabi Trust, however, reflected a reduction of $1,330,317 as a result of net negative pricing adjustments to prior royalty calculations related to changes in price estimates made during the last calendar quarter of 2016 and first and second calendar quarters of 2017.  Accordingly, the total royalty payments received by Mesabi Trust on July 28, 2017 from Northshore were $8,356,736 (which includes a royalty payment of $132,123 payable to the Mesabi Land Trust).

The royalties paid to Mesabi Trust are based on the volume of shipments of iron ore pellets for the quarter and the year to date, the pricing of iron ore product sales, and the percentage of iron ore pellet shipments by Northshore from Mesabi Trust lands rather than from non-Mesabi Trust lands.  In the second calendar quarter of 2017, Northshore credited Mesabi Trust with 1,722,243 tons of iron ore shipped, as compared to 338,385 tons of iron ore shipped during the second calendar quarter of 2016.

The volume of shipments of iron ore pellets (and other iron ore products) by Northshore varies from quarter to quarter and year to year based on a number of factors, including the requested delivery schedules of customers, general economic conditions in the iron ore industry, and weather conditions on the Great Lakes. Further, the prices under the Cliffs Pellet Agreement, to which Mesabi Trust is not a party, are subject to interim and final pricing adjustments, dependent in part on multiple price and inflation index factors that are not known until after the end of a contract year.  These multiple factors can result in significant variations in royalties received by Mesabi Trust (and in turn the resulting funds available for distribution to Unitholders by Mesabi Trust) from quarter to quarter and from year to year. These variations, which can be positive or negative, cannot be predicted by the Trustees of Mesabi Trust. Royalty payments received in fiscal year 2018 and prior years continue to reflect pricing estimates for shipments of iron ore products that were subject to negative pricing adjustments pursuant to the Cliffs Pellet Agreements.  Based on the above factors and as indicated by Mesabi Trust’s historical distribution payments, the royalties received by Mesabi Trust, and the distributions paid to Unitholders, if any, in any particular quarter are not necessarily indicative of royalties that will be received, or distributions that will be paid, if any, in any subsequent quarter or during any entire year.

Mesabi Trust Distribution Announcement

As previously reported by Mesabi Trust, on July 14, 2017, the Trustees of Mesabi Trust declared a distribution of sixteen cents ($0.16) per Unit of Beneficial Interest payable on August 20, 2017 to Mesabi Trust Unitholders of record at the close of business on July 30, 2017.

Cleveland-Cliffs Announcement of First HBI Production Plant in Great Lakes Region

On June 15, 2017, Cleveland-Cliffs Inc. announced that it has selected a site in Toledo, Ohio for the development of its first hot briquetted iron (HBI) production plant. The new plant is expected to have the nominal capacity to produce 1.6 million tons of HBI per year.

According to Cleveland-Cliffs ’ announcement, the estimated investment in the entire project will be approximately $700 million, and Cleveland-Cliffs is currently in discussions with several passive financial partners. Cleveland-Cliffs anticipates breaking ground for the construction of the HBI production plant in early 2018, with the production of commercial tonnage of HBI beginning in mid-2020. Cleveland-Cliffs considers the brownfield site at the Port of Toledo a premier location for development due to its relative proximity to several future customers, as well as its logistics advantages, including affordable gas availability and access by multiple rail carriers. The Trustees of Mesabi Trust are unable to predict the impact, if any, which this new HBI production plant would have on iron shipments or resulting royalties payable to the Trust.

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

Neither Mesabi Trust nor the Trustees have any control over the operations and activities of Northshore, except within the framework of the Amended Assignment Agreements.  Cleveland-Cliffs alone controls (i) historical operating data, including iron ore production volumes, marketing of iron ore products, operating and capital expenditures as they relate to Northshore, environmental and other liabilities and the effects of regulatory changes; (ii) plans for Northshore’s future operating and capital expenditures; (iii) geological data relating to ore reserves (iv) projected production of iron ore products; (v) contracts between Cleveland-Cliffs and Northshore with their customers; and (vi) the decision to mine off Mesabi Trust and/or state lands, based on Cleveland-Cliffs’ current mining and engineering plan.  The Trustees do not exert any influence over mining operational decisions at Northshore, nor do the Trustees provide any input regarding the ore reserve estimated at Northshore as reported by Cleveland-Cliffs.  While the Trustees request relevant information from Cleveland-Cliffs and Northshore for use in periodic reports as part of their evaluation of Mesabi Trust’s disclosure controls and procedures, the Trustees do not control this information and they rely on the information in Cleveland-Cliffs’ periodic and current filings with the SEC to provide accurate and timely information in Mesabi Trust’s reports filed with the SEC.

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

The Trust did not have any changes in critical accounting policies or in significant accounting estimates during the three months ended July 31, 2017.  For a complete description of the Trust’s significant accounting policies, please see Note 2 to the financial statements included in the Trust’s Annual Report on Form 10-K for the year ended January 31, 2017.

Certain Tax Information

The Trust is not taxable as a corporation for federal or state income tax purposes and is instead qualified as a nontaxable grantor trust.  Since the Trust’s inception, all net taxable income is annually attributable directly to Unitholders for tax purposes regardless of whether the income is distributed or retained by the Trust in its reserve account.  As such, in lieu of the Trust paying income taxes, Unitholders report their pro rata share of the various items of Trust income and deductions on their income tax returns.  This reporting is required whether or not the earnings of the Trust are distributed as to Unitholders.  During calendar 2017, any funds retained to increase the Trust’s unallocated reserve, which were derived from reportable royalty income, will nonetheless become taxable as reportable income to Unitholders, depending on each individual’s personal tax situation.  Information regarding the background on the changes in the Trust’s unallocated reserve is described above under “Results of Operations — Comparison of Unallocated Reserve as of July 31, 2017, July 31, 2016 and January 31, 2017” and “Recent Developments—Unallocated Reserve.”  Unitholders are encouraged to consult with their own tax advisors to plan for any financial impact related to this and to review their personal tax situations related to investing in, holding or selling units of beneficial interest in Mesabi Trust.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.    The Trust maintains a system of disclosure controls and procedures designed to ensure that information required to be disclosed by the Trust in the reports that it furnishes or files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and regulations of the Securities and Exchange Commission.  Due to the pass-through nature of the Trust, the Trust’s disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by Mesabi Trust is received from Cleveland-Cliffs and its wholly-owned subsidiary, Northshore.  In order to help ensure the accuracy and completeness of the information required to be disclosed in the Trust’s periodic and current reports, the Trust employs certified public accountants, geological consultants, and attorneys.  These professionals hired by the Trust advise the Trust in its review and compilation of the information in this Form 10-Q and the other periodic reports filed by the Trust with the SEC.

As part of their evaluation of Mesabi Trust’s disclosure controls and procedures, the Trustees rely on quarterly shipment and royalty calculations provided by Northshore and Cleveland-Cliffs.  Because Northshore has declined to provide a written certification attesting to whether Northshore has established disclosure controls and procedures and internal controls sufficient to enable it to verify that the information furnished to the Trustees is accurate and complete, the Trustees also rely on (a) an annual certification from Northshore and Cleveland-Cliffs, certifying as to the accuracy of the royalty calculations, and (b) the related due diligence review performed by the Trust’s accountants.  In addition, Mesabi Trust’s consultants review the schedule of leasehold royalties payable, and shipping and sales reports provided by Northshore against production and shipment reports prepared by Eveleth Fee Office, Inc., an independent consultant to Mesabi Trust (“Eveleth Fee Office”). Eveleth Fee Office performs inspections of the Northshore mine and its pelletizing operations, observes production and shipping activities, gathers production and shipping information from Northshore and prepares monthly production and shipment reports for the Trustees. Furthermore, as part of its engagement by Mesabi Trust, Eveleth Fee Office also attends Northshore’s calibration and testing of its crude ore scales and boat loader scales which are conducted on a periodic basis.

As of the end of the period covered by this report, the Trustees carried out an evaluation of the Trust’s disclosure controls and procedures.  The Trustees have concluded that such disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting.  To the knowledge of the Trustees, there has been no change in the Trust’s internal control over financial reporting that occurred during the Trust’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.  The Trustees note for purposes of clarification that they have no authority over, and make no statement concerning, the internal control over financial reporting of Northshore or Cleveland-Cliffs.

PART II - OTHER INFORMATION

Item 1A.  Risk Factors

There have been no material changes in the Trust’s risk factors as described in “Risk Factors” set forth on pages 3 through 10 of Mesabi Trust’s Annual Report on Form 10-K for the year-ended January 31, 2017.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

None.

Item 5.  Other Information

Mine Safety and Health Administration Safety Data. Pursuant to §1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, Cleveland-Cliffs started reporting information related to certain mine safety results at Northshore. This information is available in Part II, Item 4 of Cleveland-Cliffs’ Form 10-Q filed July 27, 2017.

Item 6.  Exhibits.

31	Certification of Corporate Trustee of Mesabi Trust pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Corporate Trustee of Mesabi Trust pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1

Report of Baker Tilly Virchow Krause, LLP, dated September 7, 2017 regarding its review of the unaudited interim financial statements of Mesabi Trust as of and for the three and six months ended July 31, 2017.

101	XBRL Instance Document

EXHIBIT INDEX

Item No.	Item	Filing Method

31	Certification of Corporate Trustee of Mesabi Trust pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certification of Corporate Trustee of Mesabi Trust pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

99.1

Report of Baker Tilly Virchow Krause, LLP, dated September 7, 2017 regarding its review of the unaudited interim financial statements of Mesabi Trust as of and for the three and six months ended July 31, 2017.

Filed herewith

101	XBRL Instance Document	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MESABI TRUST
(Registrant)

	By:	DEUTSCHE BANK TRUST COMPANY AMERICAS
Corporate Trustee
Principal Administrative Officer and duly authorized signatory:*

	By:	DEUTSCHE BANK NATIONAL TRUST COMPANY

September 7, 2017		By:	/s/ Jeffrey Schoenfeld
Name: Jeffrey Schoenfeld*
Title: Vice President

* There are no principal executive officers or principal financial officers of the registrant.