Form 10-Q
period 2017-10-31
MESABI TRUST
filed 2017-12-08
CIK 65172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2017

or

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

As of December 8, 2017, there were 13,120,010 Units of Beneficial Interest in Mesabi Trust outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements. (Note 1)

Mesabi Trust

Condensed Statements of Operations

Three and Nine Months Ended October 31, 2017 and 2016

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2017	2016	2017	2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
A. Condensed Statements of Operations

Revenues
Royalty income	$12,165,191	$3,441,528	$29,162,757	$6,050,147
Interest	26,384	1,117	40,199	3,812

Total revenues	12,191,575	3,442,645	29,202,956	6,053,959

Expenses	227,330	234,494	762,869	855,814

Net income	$11,964,245	$3,208,151	$28,440,087	$5,198,145

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING
Number of units outstanding	13,120,010	13,120,010	13,120,010	13,120,010

Net income per unit (Note 2)	$0.9119	$0.2445	$2.1677	$0.3962

Distributions declared per unit (Note 3)	$0.6400	$0.1000	$1.3500	$0.5000

See Notes to Condensed Financial Statements.

Mesabi Trust

Condensed Balance Sheets

October 31, 2017 and January 31, 2017

	October 31, 2017	January 31, 2017
	(unaudited)
B. Condensed Balance Sheets

Assets

Cash and cash equivalents	$193,606	$13,695,168

U.S. Government securities, at amortized cost (which approximates market)	26,291,767	456,058

Accrued income receivable	2,837,160	45,045
Prepaid expenses	94,686	53,608
Current assets	29,417,219	14,249,879

Fixed property, including intangibles, at nominal values
Assignments of leased property

Amended assignment of Peters Lease	1	1

Assignment of Cloquet Leases	1	1

Certificate of beneficial interest for 13,120,010 units of Land Trust	1	1
	3	3

Total assets	$29,417,222	$14,249,882

Liabilities, Unallocated Reserve And Trust Corpus

Liabilities
Distribution payable	$8,396,806	$1,836,801
Accrued expenses	86,870	108,193
Deferred royalty revenue	—	2,099,415
Total liabilities	8,483,676	4,044,409

Unallocated reserve	20,933,543	10,205,470

Trust corpus	3	3

Total liabilities, unallocated reserve and trust corpus	$29,417,222	$14,249,882

See Notes to Condensed Financial Statements.

Mesabi Trust

Condensed Statements of Cash Flows

Nine Months Ended October 31, 2017 and 2016

	Nine Months Ended
	October 31,
	2017	2016
	(unaudited)	(unaudited)
C. Condensed Statements of Cash Flows

Operating activities
Royalties received	$24,271,530	$3,910,855
Interest received	39,896	3,819
Expenses paid	(825,270)	(953,926)

Net cash from operating activities	23,486,156	2,960,748

Investing activities
Maturities of U.S. Government securities	9,933,171	5,690,347
Purchases of U.S. Government securities	(35,768,880)	—

Net cash (used for) from investing activities	(25,835,709)	5,690,347

Financing activity
Distributions to unitholders	(11,152,009)	(5,904,005)

Net change in cash and cash equivalents	(13,501,562)	2,747,090

Cash and cash equivalents, beginning of year	13,695,168	2,587,165

Cash and cash equivalents, end of period	$193,606	$5,334,255

Reconciliation of net income to net cash from operating activities

Net income	$28,440,087	$5,198,145
Increase in accrued income receivable	(2,792,115)	(2,078,052)
Increase in prepaid expense	(41,078)	(36,841)
Decrease in accrued expenses	(21,323)	(122,504)
Decrease in deferred royalty revenue	(2,099,415)	—

Net cash from operating activities	$23,486,156	$2,960,748

Non cash financing activity

Distributions declared and payable	$8,396,806	$1,312,001

See Notes to Condensed Financial Statements.

Mesabi Trust

Notes to Condensed Financial Statements

October 31, 2017 (Unaudited)

Note 1.  The financial statements included herein have been prepared without audit (except for the balance sheet at January 31, 2017) in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  In the opinion of the Trustees, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the results of operations for the three and nine months ended October 31, 2017 and 2016, (b) the financial position at October 31, 2017 and (c) the cash flows for the nine months ended October 31, 2017 and 2016, have been made.  For further information, refer to the financial statements and footnotes included in Mesabi Trust’s Annual Report on Form 10-K for the year ended January 31, 2017.

Recent Accounting Pronouncements

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” which supersedes the guidance in “Revenue Recognition (Topic 605)” and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period and is to be applied retrospectively, with early application not permitted. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers: Deferral of the Effective Date,” which defers the adoption of ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period, however the Trust is not planning early adoption. Therefore, it is anticipated that the financial statements of Mesabi Trust will first reflect this new standard in the financial statements of the Trust for the fiscal quarter ending April 30, 2018.

Mesabi Trust is currently evaluating the new standard as it relates to its existing royalty contracts with Northshore Mining Company (“Northshore”). The Trust believes it is likely that the new standard will have an impact on the revenue recognized on a quarterly basis, but it is unlikely that the amount of revenue recognized annually will be materially changed. The Trust is planning to implement the guidance using the full retrospective transition method and has established an appropriate timeline for the implementation of the new standard. The primary impact of the adoption on the financial statements relates to additional disclosures over revenue recognition in the notes to the financial statements. Application of this new revenue recognition standard will not alter the existing royalty agreement between the Trust and Northshore Mining, or the existing rights and obligations of the parties under that agreement. Therefore, this new standard is not expected to impact the amount of iron ore royalties due and payable to Mesabi Trust, or the amount of funds available for possible distribution by the Trust.

Note 2.  Net income per unit includes accrued income receivable.  For the three months ended October 31, 2017, the Trust recorded $2,837,160 of accrued income receivable as reflected on the Condensed Balance Sheet as of October 31, 2017 (unaudited). Accrued income receivable is accounted for and reported for the Trust’s third fiscal quarter based on shipments during the month of October, even though such accrued income receivable is not available for distribution to the holders of Certificates of Beneficial Interest in Mesabi Trust (“Unitholders”) until the applicable royalties are actually received by the Trust. Accrued income receivable also includes accruals for anticipated pricing adjustments, which can be positive or negative. Net income per unit is based on 13,120,010 units outstanding during the period.

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

Note 4.  On October 23, 2017, the Trustees received the quarterly royalty report of iron ore product shipments from Silver Bay, Minnesota during the quarter ended September 30, 2017 from Cleveland-Cliffs Inc., formerly known as Cliffs Natural Resources Inc. (“Cleveland-Cliffs”), the parent company of Northshore. On October 13, 2017, the Trustees declared a distribution of sixty-four cents ($0.64) per Unit of Beneficial Interest payable on November 20, 2017 to Mesabi Trust Unitholders of record at the close of business on October 30, 2017.

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

As of October 31, 2017 and January 31, 2017, the unallocated cash and U.S. Government securities portion of the Trust’s Unallocated Reserve was comprised of the following components:

	October 31, 2017 (unaudited)	January 31, 2017
Cash and U.S. Government securities	$26,485,373	$14,151,226
Distribution payable	(8,396,806)	(1,836,801)

Unallocated cash and U.S. Government securities	$18,088,567	$12,314,425

A reconciliation of the Trust’s Unallocated Reserve from January 31, 2017 to October 31, 2017 is as follows:

Unallocated Reserve, January 31, 2017	$10,205,470

Net income	28,440,087
Distributions declared	(17,712,014)

Unallocated Reserve, October 31, 2017	$20,933,543

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

This discussion should be read in conjunction with the condensed financial statements and notes presented in this Quarterly Report on Form 10-Q and the financial statements and notes in the last filed Annual Report on Form 10-K filed for the period ended January 31, 2017 for a full understanding of Mesabi Trust’s financial position and results of operations for the three and nine month period ended October 31, 2017.

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

Results of Operations

Comparison of Iron Ore Pellet Production and Shipments for the Three and Nine Months Ended October 31, 2017 and October 31, 2016

As shown in the table below, during the fiscal quarter ended October 31, 2017, production of iron ore pellets at Northshore from Mesabi Trust Lands totaled 963,121 tons, and shipments over the same period totaled 1,567,734 tons.  By comparison, pellet production and shipments for the comparable period in 2016 was 1,219,430 and 1,293,411, respectively.  The increase in shipments is attributable to the higher demand from Northshore’s customers as compared to the prior comparable period.  The decrease in production is attributable to the production mix of standard pellets and DR-Grade pellets in current fiscal quarter as compared to the prior comparable period. For the fiscal quarter ended October 31, 2017, approximately 84.2% of shipments from Silver Bay, Minnesota originated from Trust lands.

	Pellets Produced from	Pellets Shipped from
	Trust Lands	Trust Lands
Fiscal Quarter Ended	(Tons)	(Tons)
October 31, 2017	963,121	1,567,734
October 31, 2016	1,219,430	1,293,411

As shown in the table below, during the nine months ended October 31, 2017, production of iron ore pellets at Northshore from Mesabi Trust Lands totaled 3,470,978 tons, and shipments over the same period totaled 4,271,164 tons.  By comparison, pellet production and shipments for the comparable period in 2016 was 2,350,880 and 1,887,675, respectively.  The increase in production and shipments is attributable to the higher demand from Northshore’s customers as compared to the prior comparable period.  For the nine months ended October 31, 2017, approximately 93.6% of shipments from Silver Bay, Minnesota originated from Trust lands.

	Pellets Produced from	Pellets Shipped from
	Trust Lands	Trust Lands
Nine Months Ended	(Tons)	(Tons)
October 31, 2017	3,470,978	4,271,164
October 31, 2016	2,350,880	1,887,675

Comparison of Royalty Income for the Three and Nine Months Ended October 31, 2017 and October 31, 2016

As reflected in the table below, the Trust’s total royalty income for the fiscal quarter ended October 31, 2017 increased by $8,723,663 to $12,165,191 as compared to the fiscal quarter ended October 31, 2016.  The increase in total royalty income is due to the increase in shipments during the fiscal quarter ended October 31, 2017, as compared to the fiscal quarter ended October 31, 2016.

The table below shows that the base overriding royalties increased $5,488,056 and the bonus royalties increased by $3,263,912 for the fiscal quarter ended October 31, 2017, as compared to the fiscal quarter ended October 31, 2016. Fee royalties decreased by $28,305 over the same period.  The increase in the base overriding royalties is attributable to an increase in demand from Northshore’s customers as compared to the prior comparable period and to base overriding royalties being paid at a higher royalty rate as compared to the prior comparable period. As discussed on page 8, the base overriding royalty rate is based on the total volume of shipments, which is significantly higher in 2017 as compared to 2016. The increase in bonus royalties is attributable to an increase in shipments as compared to the prior comparable period and to higher sales prices per ton as compared to the prior comparable period. As discussed on page 8, the “Royalty bonuses” are based on the sales price as compared to the adjusted threshold price for the calendar year. The decrease in the fee royalty amount is due to a decrease in the amount of iron ore mined under the Peters Lease.

The table below summarizes the components of Mesabi Trust’s total royalty income for the fiscal quarter ended October 31, 2017 and October 31, 2016, respectively:

	Three Months Ended October 31,
	2017	2016
Base overriding royalties	$7,921,743	$2,433,687
Bonus royalties	4,136,893	872,981
Minimum advance royalty paid (recouped)	—	—
Fee royalties	106,555	134,860
Total royalty income	$12,165,191	$3,441,528

As reflected in the table below, the Trust’s total royalty income for the nine months ended October 31, 2017 increased by $23,112,610 to $29,162,757 as compared to the nine months ended October 31, 2016.  The increase in total royalty income is due to the increase in shipments during the nine months ended October 31, 2017, as compared to the nine months ended October 31, 2016.

The table below shows that the base overriding royalties increased $12,299,254 and the bonus royalties increased by $10,721,544 for the nine months ended October 31, 2017, as compared to the nine months ended October 31, 2016. Fee royalties increased by $91,812 over the same period.  The increase in the base overriding royalties is attributable to an increase in demand from Northshore’s customers as compared to the prior comparable period and to base overriding royalties being paid at a higher royalty rate as compared to the prior comparable period. As discussed under “Base overriding royalties” on page 8, the base overriding royalty rate is based on the total volume of shipments, which is significantly higher in 2017 as compared to 2016. The increase in bonus royalties is attributable to an increase in shipments as compared to the prior comparable period and to higher sales prices per ton as compared to the prior comparable period. As discussed under “Royalty bonuses” on page 8, the royalty bonuses are based on the sales price as compared to the adjusted threshold price for the calendar year. The increase in the fee royalty amount is due to an increase in the amount of iron ore mined under the Peters Lease.

The table below summarizes the components of Mesabi Trust’s total royalty income for the nine months ended October 31, 2017 and October 31, 2016, respectively:

	Nine Months Ended October 31,
	2017	2016
Base overriding royalties	$15,833,919	$3,534,665
Bonus royalties	12,960,057	2,238,513
Minimum advance royalty paid (recouped)	—	—
Fee royalties	368,781	276,969
Total royalty income	$29,162,757	$6,050,147

Comparison of Net Income, Expenses and Distributions for the Three and Nine Months Ended October 31, 2017 and October 31, 2016

Net income for the fiscal quarter ended October 31, 2017 was $11,964,245, an increase of $8,756,094 as compared to the fiscal quarter ended October 31, 2016.  The increase in net income for the fiscal quarter ended October 31, 2017 was the result of an increase in demand from Northshore’s customers, as compared to the fiscal quarter ended October 31, 2016. The table below summarizes the Trust’s income and expenses for the fiscal quarter ended October 31, 2017 and October 31, 2016, respectively.

	Three Months Ended October 31,
	2017	2016
Total royalty income	$12,165,191	$3,441,528
Interest income	26,384	1,117
Total revenues	12,191,575	3,442,645
Expenses	227,330	234,494
Net income	$11,964,245	$3,208,151

Net income for the nine months ended October 31, 2017 was $28,440,087, an increase of $23,241,942 as compared to the nine months ended October 31, 2016.  The increase in net income for the nine months ended October 31, 2017 was the result of an increase in demand from Northshore’s customers, as compared to the nine months ended October 31, 2016. The table below summarizes the Trust’s income and expenses for the nine months ended October 31, 2017 and October 31, 2016, respectively.

	Nine Months Ended October 31,
	2017	2016
Total royalty income	$29,162,757	$6,050,147
Interest income	40,199	3,812
Total revenues	29,202,956	6,053,959
Expenses	762,869	855,814
Net income	$28,440,087	$5,198,145

As presented on the “Trust’s Condensed Statements of Operations” on page 2 of this quarterly report, the Trust’s net income per unit increased $0.6674 per unit to $0.9119 per unit for the fiscal quarter ended October 31, 2017 as compared to the fiscal quarter ended October 31, 2016. For the nine months ended October 31, 2017, the Trust’s net income per unit increased $1.7715 per unit to $2.1677 per unit, as compared to the prior year period. On October 13, 2017, the Trust declared a distribution of $0.64 per unit payable on November 20, 2017 to Unitholders of record on October 30, 2017.  Comparatively, the Trust declared a distribution of $0.10 per unit to Unitholders in October 2016. During the nine months ended October 31, 2017 and October 31, 2016,  the Trust had declared total distributions per unit of $1.35 and $0.50, respectively.

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

Comparison of Unallocated Reserve as of October 31, 2017,  October 31, 2016 and January 31, 2017

As set forth in the tables below, Unallocated Reserve, which is comprised of accrued income receivable, unallocated cash and U.S. Government securities, deferred royalty revenue, and prepaid expenses and accrued expenses increased from $7,627,304 as of October 31, 2016 to $20,933,543 as of October 31, 2017. The increase in Unallocated Reserve as of October 31, 2017, as compared to October 31, 2016, is primarily the result of an increase in the unallocated cash and U.S. Government securities portion of the Unallocated Reserve.  The increase in the unallocated cash and U.S. Government securities is a result of an increase in royalties received for the nine months ended October 31, 2017 as compared to the nine months ended October 31, 2016, as shown on the statements of cash flows. The decrease in the accrued income receivable portion of the Unallocated Reserve is the result of a lower volume of shipments in October 2017 as compared to October 2016.

	October 31, 2017	October 31, 2016
Accrued Income Receivable	$2,837,160	$3,056,198
Unallocated Cash and U.S. Government Securities	18,088,567	4,528,624
Prepaid Expenses and (Accrued Expenses), net	7,816	42,482
Unallocated Reserve	$20,933,543	$7,627,304

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

The Trust’s Unallocated Reserve as of October 31, 2017 increased by $10,728,073 to $20,933,543, as compared to the fiscal year ended January 31, 2017.  The increase in Unallocated Reserve as of October 31, 2017, as compared to January 31, 2017, is primarily the result of an increase in the unallocated cash and U.S Government securities and accrued income receivable portions of the Unallocated Reserve, as well as a decrease of the deferred royalty revenue portion of the Unallocated Reserve. The increase in the accrued income receivable portion of the Unallocated Reserve is the result of a higher volume of shipments in October 2017 as compared to January 2017. The increase in the unallocated cash and U.S. Government securities is the result of when royalties are received compared to when distributions are declared, which is discussed further in “Note 3” on page 5. The decrease of deferred royalty revenue is the result of negative pricing adjustments being recognized in the last month of the fiscal year ending January 31, 2017, as compared to anticipated positive pricing adjustments as of October 31, 2017. As of October 31, 2017, the Trust’s Unallocated Reserve consisted of $18,088,567 of unallocated cash and U.S. Government securities and $2,837,160 of accrued income receivable.  At January 31, 2017, the Trust’s Unallocated Reserve consisted of $12,314,425 in unallocated cash and U.S. Government securities, $45,045 of accrued income receivable, and deferred royalty revenue of $2,099,415.

	October 31, 2017	January 31, 2017
Accrued Income Receivable	$2,837,160	$45,045
Unallocated Cash and U.S. Government Securities	18,088,567	12,314,425
Prepaid Expenses and (Accrued Expenses), net	7,816	(54,585)
Deferred Royalty Revenue	—	(2,099,415)
Unallocated Reserve	$20,933,543	$10,205,470

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

Recent Developments

Cliffs Natural Resources Renamed Itself Cleveland-Cliffs Inc.

On August 15, 2017, Cliffs Natural Resources Inc., the parent company of Northshore, announced that it renamed the company to its historical name Cleveland-Cliffs Inc.

Cleveland-Cliffs’ Announced Capital Expenditures

In its most recent quarterly report on Form 10-Q for the quarter ended September 30, 2017, Cleveland-Cliffs disclosed that it anticipates total cash designated for capital expenditures during the next twelve months to be approximately $270 million, which included approximately $130 million related to development of Cliffs’ planned HBI production plant in Toledo, Ohio and $40 million for upgrades at the Northshore plant to enable it to produce significantly increased levels of DR-grade pellets that could be sold commercially, or used as feedstock for the HBI production plant. In total, Cliffs disclosed that it expects to spend approximately $700 million on the HBI production plant and $75 million on the Northshore upgrades, exclusive of construction-related contingencies and capitalized interest, through 2020.

Quarterly Royalty Report

On October 26, 2017, the Trustees announced that the Trust received the quarterly royalty report of iron ore product shipments from Silver Bay, Minnesota during the quarter ended September 30, 2017 from Cleveland-Cliffs.

As reported to Mesabi Trust by Cleveland-Cliffs in the quarterly royalty report, based on shipments of iron ore products by Northshore during the three months period ended September 30, 2017, Mesabi Trust was credited with a base royalty of $9,934,521. Mesabi Trust also was credited with a bonus royalty in the amount of $5,575,730. Royalties paid to Mesabi Trust, however, reflected a reduction of $68,144 as a result of net negative pricing adjustments to base and bonus royalty calculations related to changes in price estimates made in the previous calendar quarters of 2017. Accordingly, the total royalty payments received by Mesabi Trust on October 30, 2017 from Northshore were $15,547,953 (which includes a royalty payment of $105,846 paid to the Mesabi Land Trust).

Royalties paid to Mesabi Trust are based on the volume of shipments of iron ore pellets for the quarter and the year to date, the pricing of iron ore product sales, and the percentage of iron ore pellet shipments by Northshore from Mesabi Trust lands rather than from non-Mesabi Trust lands. In the third calendar quarter of 2017, Northshore credited Mesabi Trust with 2,060,470 tons of iron ore shipped, as compared to 1,020,796 tons of iron ore shipped during the third calendar quarter of 2016.

The volume of shipments of iron ore pellets (and other iron ore products) by Northshore varies from quarter to quarter and year to year based on a number of factors, including the requested delivery schedules of customers, general economic conditions in the iron ore industry, and weather conditions on the Great Lakes. Further, the prices under the Cliffs Pellet Agreement, to which Mesabi Trust is not a party, are subject to interim and final pricing adjustments, and are dependent in part on multiple price and inflation index factors that are not known until after the end of a contract year. These multiple factors can result in significant variations in royalties received by Mesabi Trust (and in turn the resulting funds available for distribution to Unitholders by Mesabi Trust) from quarter to quarter and from year to year. These variations, which can be positive or negative, cannot be predicted by the Trustees of Mesabi Trust. Royalty payments received in fiscal year 2018 and prior years continue to reflect pricing estimates for shipments of iron ore products that were subject to negative pricing adjustments pursuant to the Cliffs Pellet Agreements. Based on the above factors and as indicated by Mesabi Trust’s historical distribution payments, the royalties received by Mesabi Trust, and the distributions paid to Unitholders, if any, in any particular quarter are not necessarily indicative of royalties that will be received, or distributions that will be paid, if any, in any subsequent quarter or during any entire year.

Mesabi Trust Distribution Announcement

As previously reported by Mesabi Trust, on October 13, 2017, the Trustees of Mesabi Trust declared a distribution of sixty-four cents ($0.64) per Unit of Beneficial Interest payable on November 20, 2017 to Mesabi Trust Unitholders of record at the close of business on October 30, 2017.

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

The Trust did not have any changes in critical accounting policies or in significant accounting estimates during the three months ended October 31, 2017.  For a complete description of the Trust’s significant accounting policies, please see Note 2 to the financial statements included in the Trust’s Annual Report on Form 10-K for the year ended January 31, 2017.

Certain Tax Information

The Trust is not taxable as a corporation for federal or state income tax purposes and is instead qualified as a nontaxable grantor trust.  Since the Trust’s inception, all net taxable income is annually attributable directly to Unitholders for tax purposes regardless of whether the income is distributed or retained by the Trust in its reserve account.  As such, in lieu of the Trust paying income taxes, Unitholders report their pro rata share of the various items of Trust income and deductions on their income tax returns.  This reporting is required whether or not the earnings of the Trust are distributed as to Unitholders.  During calendar 2017, any funds retained to increase the Trust’s unallocated reserve, which were derived from reportable royalty income, will nonetheless become taxable as reportable income to Unitholders, depending on each individual’s personal tax situation.  Information regarding the background on the changes in the Trust’s unallocated reserve is described above under “Results of Operations — Comparison of Unallocated Reserve as of October 31, 2017,  October 31, 2016 and January 31, 2017” on page 9.  Unitholders are encouraged to consult with their own tax advisors to plan for any financial impact related to this and to review their personal tax situations related to investing in, holding or selling units of beneficial interest in Mesabi Trust.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

None.

Item 5.  Other Information

Mine Safety and Health Administration Safety Data. Pursuant to §1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, Cleveland-Cliffs started reporting information related to certain mine safety results at Northshore. This information is available in Part II, Item 4 of Cleveland-Cliffs’ Form 10-Q filed October 23, 2017.

Item 6.  Exhibits.

31	Certification of Corporate Trustee of Mesabi Trust pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Corporate Trustee of Mesabi Trust pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1

Report of Baker Tilly Virchow Krause, LLP, dated December 8, 2017 regarding its review of the unaudited interim financial statements of Mesabi Trust as of and for the three and nine months ended October 31, 2017.

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

99.1

Report of Baker Tilly Virchow Krause, LLP, dated December 8, 2017 regarding its review of the unaudited interim financial statements of Mesabi Trust as of and for the three and nine months ended October 31, 2017.

Filed herewith

101	XBRL Instance Document	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MESABI TRUST
(Registrant)

	By:	DEUTSCHE BANK TRUST COMPANY AMERICAS
Corporate Trustee
Principal Administrative Officer and duly authorized signatory:*

	By:	DEUTSCHE BANK NATIONAL TRUST COMPANY

December 8, 2017		By:	/s/ Jeffrey Schoenfeld
Name: Jeffrey Schoenfeld*
Title: Vice President

* There are no principal executive officers or principal financial officers of the registrant.