Form 10-K
period 2018-01-31
MESABI TRUST
filed 2018-04-13
CIK 65172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2018

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. No ☒  Yes ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of July 31, 2017, the aggregate market value of the Units of Beneficial Interest in the registrant held by non-affiliates of the registrant was $176,802,899 * based on the closing sale price as reported on the New York Stock Exchange.  As of April 10, 2018, there were 13,120,010 Units of Beneficial Interest in Mesabi Trust outstanding.

*Includes approximately $135,000 representing the market value, as of July 31, 2017, of 10,000 Units of Beneficial Interest the beneficial ownership of which is disclaimed by affiliates (see Item 12 herein).

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Annual Report of the Trustees for the Fiscal Year Ended January 31, 2018 (Annual Report)	Parts I, II, and IV

MESABI TRUST

ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1.              BUSINESS.

(a)          General Development of Business.

The information under the headings “Trustees’ Discussion and Analysis of Financial Condition and Results of Operations,” “The Trust Estate,” “Leasehold Royalties,” and “Land Trust and Fee Royalties” in the Annual Report of the Trustees of Mesabi Trust for the fiscal year ended January 31, 2018, filed as Exhibit 13 to this Form 10-K (the “Annual Report”) is incorporated herein by reference.

(b)          Financial Information About Segments.

Substantially all of the revenue, operating profits and assets of Mesabi Trust (“Mesabi Trust” or the “Trust”) relate to one business segment—iron ore mining.  The information under the heading “Selected Financial Data” in the Annual Report is incorporated herein by reference.

(c)          Narrative Description of Business.

The information under the headings “Overview,” “Trustees’ Discussion and Analysis of Financial Condition and Results of Operations,” “The Trust Estate,” and “Leasehold Royalties” in the Annual Report is incorporated herein by reference.

(d)          Financial Information About Geographical Areas.

All of the Trust’s revenues are derived from the assets of the Trust, information of which is set forth under the heading “The Trust Estate” of the Annual Report. The information under the heading “Selected Financial Data” in the Annual Report is incorporated herein by reference.

(e)          Availability of Reports on Registrant’s Website.

The information on the cover page of the Annual Report is incorporated herein by reference.

ITEM 1A.           RISK FACTORS.

The information under the heading “Risk Factors” in the Annual Report is incorporated by reference.

ITEM 1B.           UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.              PROPERTIES.

The information under the heading “The Trust Estate,” “Duration of the Trust Estate,” “History of the Trust’s Acquisition of the Trust Estate,” and “Description of the Mineral Properties and Northshore’s Mining Operations,” in the Annual Report is incorporated herein by reference.

ITEM 3.              LEGAL PROCEEDINGS.

None.

ITEM 4.              MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.              MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The information under the headings “Unallocated Reserve” and “Certificates of Beneficial Interest” in the Annual Report is incorporated herein by reference.

ITEM 6.              SELECTED FINANCIAL DATA.

The information under the heading “Selected Financial Data” in the Annual Report is incorporated herein by reference.

ITEM 7.              TRUSTEES’ DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information under the headings “Trustees’ Discussion and Analysis of Financial Condition and Results of Operations,” “Leasehold Royalties,” “Trust Expenses,” and “Unallocated Reserve” in the Annual Report is incorporated herein by reference.

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

ITEM 9.              CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.           CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.  The Trust maintains a system of disclosure controls and procedures designed to ensure that information required to be disclosed by the Trust in the reports that it furnishes or files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and regulations of the Securities and Exchange Commission.  Due to the pass-through nature of the Trust, the Trust’s disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by Mesabi Trust is received from Cleveland-Cliffs Inc. (“Cliffs”) and its wholly-owned subsidiary, Northshore Mining Company (“Northshore”).  In order to help ensure the accuracy and completeness of the information required to be disclosed in the Trust’s periodic and current reports, the Trust employs certified public accountants, geological consultants, and attorneys.  These professionals hired by the Trust advise the Trust in its review and compilation of the information in this Form 10-K and the other periodic reports filed by the Trust with the SEC

As part of their evaluation of Mesabi Trust’s disclosure controls and procedures, the Trustees rely on quarterly shipment and royalty calculations provided by Northshore and Cliffs.  Because Northshore has declined to provide a written certification attesting to whether Northshore has established disclosure controls and procedures and internal controls sufficient to enable it to verify that the information furnished to the Trustees is accurate and complete, the Trustees also rely on (a) an annual certification from Northshore and Cliffs, certifying as to the accuracy of the royalty calculations, and (b) the related due diligence review performed by the Trust’s accountants.  In addition, Mesabi Trust’s consultants review the schedule of leasehold royalties payable, and shipping and sales reports provided by Northshore against production and shipment reports prepared by Eveleth Fee Office, Inc., an independent consultant to Mesabi Trust (“Eveleth Fee Office”). Eveleth Fee Office performs inspections of the Northshore mine and its pelletizing operations, observes production and shipping activities, gathers production and shipping information from Northshore and prepares monthly production and shipment reports for the Trustees. Furthermore, as part of its engagement by Mesabi Trust, Eveleth Fee Office also attends Northshore’s calibration and testing of its crude ore scales and boat loader scales which are conducted on a periodic basis.

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

To carry out the Trustees’ duties under the Agreement of Trust, the Trustees meet on a quarterly basis to discuss information and circumstances relevant to the Trust.  The Trustees also conduct telephone conferences from time to time between the quarterly meetings to address developments that require more timely attention.  The Trustees held eleven meetings either in person or via teleconference in fiscal 2018.  All of the Trustees were present at all meetings held in fiscal 2018 except for one teleconference meeting in which Richard Lareau was unavailable and was later briefed on the substance of the meeting.

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

Robert C. Berglund

Age: 71

Year Appointed and elected as Individual Trustee: 2009

Retired Mining Engineer, Cleveland-Cliffs Inc.

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

Age: 75

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

Age: 89

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

Michael P. Mlinar

Age: 64

Year Appointed and elected as Individual Trustee: 2014

Retired Mining Engineer, Cleveland-Cliffs Inc.

Mr. Mlinar, appointed and elected as a Mesabi Trustee in 2014, retired from his position as Vice President of North American Iron Ore Initiative in 2013 after spending thirty-six years in mining production and operations management.  Mr. Mlinar was General Manager at five different Cliffs subsidiaries: Tilden, Empire, Hibbing Taconite, United Taconite, and Northshore Mining, and then was Integration Lead for the Bloom Lake Mine, and in 2011 became a Vice President of North American Iron Ore.

Mr. Mlinar started working in October 2014 as a part-time, salaried employee for Krech Ojard & Associates, Inc. (“Krech”), a private engineering consulting firm, which provides consulting services to its customers in diverse industries, including Cliffs and Northshore. Mr. Mlinar is not, and has never been, an owner, partner, officer or director of Krech. Mr. Mlinar’s part-time employment does not include providing engineering consulting services through Krech for Cliffs or Northshore.

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

Pursuant to the Amendment, each individual Trustee receives at least $20,000 in annual compensation for services as Trustee.  Each year, annual Trustee compensation is adjusted up or down (but not below $20,000) in accordance with changes from the November 1981 level of 295.5 (the “1981 Escalation Level”) in the All Commodities Producer Price Index (with 1967 = 100 as a base).  The All Commodities Producer Price Index is published by the U.S. Department of Labor, Bureau of Labor Statistics.  The adjustment is made at the end of each fiscal year and is calculated on the basis of the proportion between (a) the level of such index for the November preceding the end of such fiscal year, and (b) the 1981 Escalation Level.  Any action to modify or otherwise vary the compensation of the individual Trustees as provided by the Amendment must be approved by the affirmative vote of 66 2/3% in interest of the Trust Certificates then outstanding.  Each of the individual Trustees received total compensation of $39,662 during fiscal 2018.

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

Additionally, each year the Corporate Trustee receives $62,500 to cover clerical and administrative services to Mesabi Trust, other than services customarily performed by a registrar or transfer agent for which the Corporate Trustee is paid additional service fees.  The Corporate Trustee earned $111,372 in cash compensation for the fiscal year ended January 31, 2018, inclusive of the $62,500 administrative fee. The Corporate Trustee also received $7,366 for its services as registrar and transfer agent for the year ended January 31, 2018.  Accordingly, the Corporate Trustee earned $118,738 in total compensation for the fiscal year ended January 31, 2018.

Under the Amendment, the Individual Trustees may, in extraordinary circumstances, pay additional compensation to the Corporate Trustee.  The decision to pay such compensation must be unanimously approved by the Individual Trustees.  The Corporate Trustee did not receive any compensation for extraordinary services with respect to the year ended January 31, 2018.

Trustees’ Compensation Report

The Trustees have not designated a compensation committee and are not required to do so by applicable law or regulation.  The Trustees, as a group, have reviewed and discussed the Compensation Discussion and Analysis (“CD&A”) and based on such review and discussion have recommended that the CD&A be included in this Annual Report on Form 10-K.

MESABI TRUST

Deutsche Bank Trust Company Americas
Robert C. Berglund
James A. Ehrenberg
Richard G. Lareau
Michael P. Mlinar

Trustee Compensation

Summary Compensation Table

The table below summarizes the total compensation earned by each of the Individual Trustees and the Corporate Trustee in the fiscal year ended January 31, 2018.

					Change in
					Pension Value
					and Nonqualified
				Non-Equity	Deferred
	Trustee	Stock	Option	Incentive Plan	Compensation	All Other
	Fees Earned	Awards	Awards	Compensation	Earnings	Compensation		Total
Name	($)	($)	($)	($)	($)	($)		($)

Deutsche Bank Trust Company Americas, Corporate Trustee	$111,372	N/A	N/A	N/A	N/A	7,366	(1)	$118,738

Robert C. Berglund	$39,662	N/A	N/A	N/A	N/A	N/A		$39,662

James A. Ehrenberg	$39,662	N/A	N/A	N/A	N/A	N/A		$39,662

Richard G. Lareau	$39,662	N/A	N/A	N/A	N/A	N/A		$39,662

Michael P. Mlinar	$39,662	N/A	N/A	N/A	N/A	N/A		$39,662

(1)	Represents fees and disbursements paid to Deutsche Bank Trust Company Americas for its services as registrar and transfer agent of the Units.

ITEM 12.            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND TRUSTEES.

Based on information that has been obtained from Mesabi Trust’s records and a review of statements of beneficial ownership filed with Mesabi Trust pursuant to Rule 13d-1 or Rule 13d-2 under the Securities Exchange Act of 1934, as amended, no person known to Mesabi Trust beneficially owns more than 5% in interest of the Trust Certificates outstanding as of April 1, 2018.

The table below sets forth information as to the Units of Beneficial Interest in Mesabi Trust beneficially owned as of April 1, 2018 by the Trustees individually and as a group.  Except as otherwise indicated and subject to applicable community property laws, each Trustee has sole voting and investment powers with respect to the securities listed.  There were no Certificates of Beneficial Interest of Mesabi Trust pledged by the Trustees as of January 31, 2018.  The Trust does not have any compensation plans under which securities of the Trust are authorized for issuance.

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

ITEM 13.            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Person Transaction Policy

During the fiscal year ended January 31, 2018, the Trustees met on a quarterly basis and reviewed and approved or ratified certain transactions that occurred during each of the prior fiscal quarters.  In connection with their review of the Trust’s transactions, the Trustees consider whether there have been any related person transactions.  In determining whether to approve a related person transaction, the Trustees consider the following factors, in addition to any other factors they deem necessary or appropriate:

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

Based on their review of the Trust’s transactions during the fiscal year ended January 31, 2018, the Trustees concluded that there were no related person transactions required to be disclosed in this Annual Report on Form 10-K.

Pass-Through Royalty Trust Exemptions

Because of its legal structure and character as a pass-through royalty trust, the Trust is exempt from Rule 10A-3 of the Securities Exchange Act and the Corporate Governance Standards set forth in Section 303A of the New York Stock Exchange’s Listed Company Manual.

ITEM 14.            PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(a)     Audit Fees.

The aggregate fees paid during fiscal 2018 for professional services rendered by Baker Tilly Virchow Krause, LLP (“Baker Tilly”) for the audit of the Trust’s annual financial statements, the attestation report of the Trustees’ assessment of internal control over financial reporting and review of the financial statements included in the Trust’s quarterly reports on Form 10-Q were $64,920.

The aggregate fees paid during fiscal 2017 for professional services rendered by Baker Tilly for the audit of the Trust’s annual financial statements, the audit of the Trustees’ assessment of internal control over financial reporting and review of the financial statements included in the Trust’s quarterly reports on Form 10-Q were $64,428.

(b)     Audit-Related Fees.

No fees were paid to Baker Tilly for assurance and related services that were not reasonably related to the performance of the audit or review of the Trust’s financial statements for fiscal 2018 or fiscal 2017.

(c)      Tax Fees.

No fees were paid to Baker Tilly for tax compliance, tax advice and tax planning for Mesabi Trust for fiscal 2018 or fiscal 2017.

(d)      All Other Fees.

No other fees were paid to Baker Tilly for services provided to Mesabi Trust, other than those described in item (a), for fiscal 2018 or fiscal 2017.

Before an independent registered public accounting firm is engaged to perform audit and review services for the Trust, the Trustees approve the engagement.

PART IV

ITEM 15.            EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) 1.      Financial Statements:

The following Financial Statements are incorporated in this Report by reference from the following pages of the Annual Report:

Trustees’ Report on Internal Control over Financial Reporting	Page F-2

Report of Independent Registered Public Accounting Firm	Page F-3

Balance Sheets as of January 31, 2018 and 2017	Page F-4

Statements of Income for the years ended January 31, 2018, 2017, and 2016	Page F-5

Statements of Unallocated Reserve and Trust Corpus for the years ended January 31, 2018, 2017, and 2016	Page F-6

Statements of Cash Flows for the years ended January 31, 2018, 2017, and 2016	Page F-7

Notes to Financial Statements	Pages F-8 - F-12

(a) 3.      Exhibits:

Item No.	Item	Filing Method

3	Agreement of Trust dated as of July 18, 1961

Incorporated by reference from Exhibit 3 to Mesabi Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 1987. (filed on paper – hyperlink is not required pursuant to Rule 105 of Regulation S-T)

3(a)	Amendment to the Agreement of Trust dated as of October 25, 1982

Incorporated by reference from Exhibit 3(a) to Mesabi Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 1988. (filed on paper – hyperlink is not required pursuant to Rule 105 of Regulation S-T)

4	Instruments defining the rights of Trust Certificate Holders

Incorporated by reference from Exhibit 4 to Mesabi Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 1987. (filed on paper – hyperlink is not required pursuant to Rule 105 of Regulation S-T)

10(a)	Peters Lease

Incorporated by reference from Exhibits 10(a) - 10(d) to Mesabi Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 1987. (filed on paper – hyperlink is not required pursuant to Rule 105 of Regulation S-T)

10(b)	Amendment of Assignment of Peters Lease

Incorporated by reference from Exhibits 10(a) - 10(d) to Mesabi Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 1987. (filed on paper – hyperlink is not required pursuant to Rule 105 of Regulation S-T)

10(c)	Cloquet Lease

Incorporated by reference from Exhibits 10(a) - 10(d) to Mesabi Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 1987. (filed on paper – hyperlink is not required pursuant to Rule 105 of Regulation S-T)

10(d)	Assignment of Cloquet Lease

Incorporated by reference from Exhibits 10(a) - 10(d) to Mesabi Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 1987. (filed on paper – hyperlink is not required pursuant to Rule 105 of Regulation S-T)

10(e)	Modification of Lease, made as of January 23, 1946	Incorporated by reference from Exhibits 10(e) to Mesabi Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 2015.

Item No.	Item	Filing Method

10(f)	Modification of Lease and Consent to Assignment dated as of October 22, 1982

Incorporated by reference from Exhibit 10(e) to Mesabi Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 1988. (filed on paper – hyperlink is not required pursuant to Rule 105 of Regulation S-T)

10(g)	Amendment of Assignment, Assumption and Further Assignment of Peters Lease	Incorporated by reference from Exhibit A to Mesabi Trust’s Report on Form 8-K dated August 17, 1989. (filed on paper – hyperlink is not required pursuant to Rule 105 of Regulation S-T)

10(h)	Amendment of Assignment, Assumption and Further Assignments of Cloquet Lease	Incorporated by reference from Exhibit B to Mesabi Trust’s Report on Form 8-K dated August 17, 1989. (filed on paper – hyperlink is not required pursuant to Rule 105 of Regulation S-T)

10(i)	Summary Description of Trustees’ Compensation	Filed herewith.

13	Annual Report of the Trustees of Mesabi Trust for the fiscal year ended January 31, 2018	Filed herewith.

14	Trustees Code of Ethics	Incorporated by reference from Exhibit 14 to Mesabi Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004.

31	Certification of Corporate Trustee of Mesabi Trust pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32	Certification of Corporate Trustee of Mesabi Trust pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

101.INS	XBRL Instance Document	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 13, 2018

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

/s/ Robert C. Berglund	April 13, 2018
Robert C. Berglund
Individual Trustee

/s/ James A. Ehrenberg	April 13, 2018
James A. Ehrenberg
Individual Trustee

/s/ Richard G. Lareau	April 13, 2018
Richard G. Lareau
Individual Trustee

/s/ Jeffrey Schoenfeld	April 13, 2018
Jeffrey Schoenfeld
Vice President
Deutsche Bank National Trust Company
For Deutsche Bank Trust Company Americas
Corporate Trustee of Mesabi Trust

/s/ Michael P. Mlinar	April 13, 2018
Michael P. Mlinar
Individual Trustee