Form 10-Q
period 2018-04-30
MESABI TRUST
filed 2018-06-08
CIK 65172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2018

or

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

As of June 8, 2018, there were 13,120,010 Units of Beneficial Interest in Mesabi Trust outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements. (Note 1)

Mesabi Trust

Condensed Statements of Operations

Three Months Ended April 30, 2018 and 2017

	Three Months Ended
	April 30,
	2018	2017
	(unaudited)	(unaudited)
A. Condensed Statements of Operations

Revenues
Royalty income	$6,646,670	$4,760,429
Interest	37,377	6,542
Total revenues	6,684,047	4,766,971

Expenses	368,199	295,046

Net income	$6,315,848	$4,471,925

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING
Number of units outstanding	13,120,010	13,120,010

Net income per unit (Note 2)	$0.4814	$0.3408

Distributions declared per unit (Note 3)	$0.4500	$0.5500

See Notes to Condensed Financial Statements.

Mesabi Trust

Condensed Balance Sheets

April 30, 2018 and January 31, 2018

	April 30, 2018	January 31, 2018
	(unaudited)
B. Condensed Balance Sheets

Assets

Cash and cash equivalents	$3,029,479	$314,835

U.S. Government securities, at amortized cost (which approximates market)	8,315,795	23,797,451

Accrued income receivable	4,294,659	1,956,091
Contract asset	1,430,427	99,264
Prepaid expenses	69,151	54,640
Current assets	17,139,511	26,222,281

Fixed property, including intangibles, at nominal values
Assignments of leased property

Amended assignment of Peters Lease	1	1

Assignment of Cloquet Leases	1	1

Certificate of beneficial interest for 13,120,010 units of Land Trust	1	1
	3	3

Total assets	$17,139,514	$26,222,284

Liabilities, Unallocated Reserve And Trust Corpus

Liabilities
Distribution payable	$5,904,005	$15,481,612
Accrued expenses	216,988	133,994
Total liabilities	6,120,993	15,615,606

Unallocated reserve	11,018,518	10,606,675

Trust corpus	3	3

Total liabilities, unallocated reserve and trust corpus	$17,139,514	$26,222,284

See Notes to Condensed Financial Statements.

Mesabi Trust

Condensed Statements of Cash Flows

Three Months Ended April 30, 2018 and 2017

	Three Months Ended
	April 30,
	2018	2017
	(unaudited)	(unaudited)
C. Condensed Statements of Cash Flows

Operating activities
Royalties received	$2,997,561	$366,840
Interest received	16,755	3,545
Expenses paid	(299,716)	(301,911)

Net cash from operating activities	2,714,600	68,474

Investing activities
Maturities of U.S. Government securities	15,853,108	82,628
Purchases of U.S. Government securities	(371,452)	—

Net cash from investing activities	15,481,656	82,628

Financing activity
Distributions to unitholders	(15,481,612)	(1,836,801)

Net change in cash and cash equivalents	2,714,644	(1,685,699)

Cash and cash equivalents, beginning of period	314,835	13,695,168

Cash and cash equivalents, end of period	$3,029,479	$12,009,469

Reconciliation of net income to net cash from operating activities

Net income	$6,315,848	$4,471,925
Increase in accrued income receivable	(2,338,568)	(1,186,953)
Increase in contract asset	(1,331,163)	(1,110,218)
Increase in prepaid expense	(14,511)	(11,369)
Increase in accrued expenses	82,994	4,504
Decrease in contract liability	—	(2,099,415)

Net cash from operating activities	$2,714,600	$68,474

Non cash financing activity

Distributions declared and payable	$5,904,005	$7,216,006

See Notes to Condensed Financial Statements.

Mesabi Trust

Notes to Condensed Financial Statements

April 30, 2018 (Unaudited)

Note 1.  The financial statements and notes to financial statements included herein have been prepared without audit (except for the balance sheet at January 31, 2018) in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  In the opinion of the Trustees, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the results of operations for the three months ended April 30, 2018 and 2017, (b) the financial position at April 30, 2018 and (c) the cash flows for the three months ended April 30, 2018 and 2017, have been made.  For further information, refer to the financial statements and footnotes included in Mesabi Trust’s Annual Report on Form 10-K for the year ended January 31, 2018.

Recent Accounting Pronouncements

Revenue from Contracts with Customers

Mesabi Trust adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers and ASU 2015-14, Revenue from Contracts with Customers: Deferral of the  Effective Date (“ASC 606”) on February 1, 2018 using the full retrospective transition method, under which it is required to revise its financial statements for the year ended January 31, 2018, as well as any applicable interim periods within the year ended January 31, 2018, as if ASC 606 had been effective for those periods. Under ASC 606, the Trust recognizes revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. See Note 2 for disclosures required by ASU 2014-09, including the Trust’s revenue recognition accounting policies.

The cumulative effect of adopting ASC 606 was an increase in the January 31, 2018 unallocated reserve of approximately $99,000.

The following tables present the effect of the adoption of ASC 606 on the Trust’s financial statements included in this report.

	Three Months Ended		Three Months Ended
	April 30, 2017		April 30, 2017
	(As Previously Reported)	Adoption of ASC 606	(As Adjusted)

Condensed Statements of Operations

Revenues
Royalty income	$3,650,211	$1,110,218	$4,760,429
Interest	6,542	—	6,542

Total revenues	3,656,753	1,110,218	4,766,971

Expenses	295,046	—	295,046

Net income	$3,361,707	$1,110,218	$4,471,925

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING
Number of units outstanding	13,120,010	13,120,010	13,120,010

Net income per unit	$0.2562	$0.0846	$0.3408

Distributions declared per unit	$0.5500	$—	$0.5500

	January 31, 2018		January 31, 2018
	(As Previously Reported)	Adoption of ASC 606	(As Adjusted)
Condensed Balance Sheets

Assets

Cash and cash equivalents	$314,835	$—	$314,835

U.S. Government securities, at amortized cost (which approximates market)	23,797,451	—	23,797,451

Accrued income receivable	1,956,091	—	1,956,091
Contract asset	—	99,264	99,264
Prepaid expenses	54,640	—	54,640
Current assets	26,123,017	99,264	26,222,281

Fixed property, including intangibles, at nominal values
Assignments of leased property

Amended assignment of Peters Lease	1	—	1

Assignment of Cloquet Leases	1	—	1

Certificate of beneficial interest for 13,120,010 units of Land Trust	1	—	1
	3	—	3

Total assets	$26,123,020	$99,264	$26,222,284

Liabilities, Unallocated Reserve And Trust Corpus

Liabilities
Distribution payable	$15,481,612	$—	$15,481,612
Accrued expenses	133,994	—	133,994
Total liabilities	15,615,606	—	15,615,606

Unallocated reserve	10,507,411	99,264	10,606,675

Trust corpus	3	—	3

Total liabilities, unallocated reserve and trust corpus	$26,123,020	$99,264	$26,222,284

	Three Months Ended		Three Months Ended
	April 30, 2017		April 30, 2017
	(As Previously Reported)	Adoption of ASC 606	(As Adjusted)

Condensed Statements of Cash Flows

Operating activities
Royalties received	$366,840	$—	$366,840
Interest received	3,545	—	3,545
Expenses paid	(301,911)	—	(301,911)

Net cash from operating activities	68,474	—	68,474

Investing activities
Maturities of U.S. Government securities	82,628	—	82,628

Financing activity
Distributions to unitholders	(1,836,801)	—	(1,836,801)

Net change in cash and cash equivalents	(1,685,699)	—	(1,685,699)

Cash and cash equivalents, beginning of year	13,695,168	—	13,695,168

Cash and cash equivalents, end of year	$12,009,469	$—	$12,009,469

Reconciliation of net income to net cash from operating activities

Net income	$3,361,707	$1,110,218	$4,471,925
Increase in accrued income receivable	(1,186,953)	—	(1,186,953)
Increase in contract asset	—	(1,110,218)	(1,110,218)
Increase in prepaid expense	(11,369)	—	(11,369)
Increase in accrued expenses	4,504	—	4,504
Decrease in deferred royalty revenue	(2,099,415)	2,099,415	—
Decrease in contract liability	—	(2,099,415)	(2,099,415)

Net cash from operating activities	$68,474	$—	$68,474

Non cash financing activity

Distributions declared and payable	$7,216,006	$—	$7,216,006

ggggg

Note 2.  Net income per unit is based on 13,120,010 units outstanding during the period. The Trust accounts for revenue in accordance with ASC 606, Revenue from Contracts with Customers. All revenue is recognized as the performance obligations are satisfied.

Disaggregation of Revenues

The following table represents a disaggregation of revenue for the three months ended April 30:

	2018	2017
Base overriding royalties	$3,857,485	$2,646,414
Bonus royalties	2,634,231	1,965,520
Fee royalties	154,954	148,495
Total royalty income	$6,646,670	$4,760,429

Base overriding royalties

The performance obligation for the base overriding royalty consists of providing Northshore Mining (“Northshore”) access to the Peters Lands, Cloquet Lands, and Mesabi Lands and the right to mine on these lands. The consideration to be received from this access relates to the volume of iron ore shipped by Northshore. Mesabi Trust receives royalties at the greater of (i) the aggregate quantity of iron ore products shipped that were mined from Mesabi Trust Lands, and (ii) a portion of the aggregate quantity of all iron ore products shipped from Silver Bay that were mined from any lands, such portion being 90% of the first four million tons shipped from Silver Bay during such year, 85% of the next two million tons shipped during such year, and 25% of all tonnage shipped during such year in excess of six million tons.  The royalty percentage paid to the Trust increases as the aggregate tonnage of iron ore products shipped, attributable to the Trust, in any calendar year increases past each of the first four one-million ton volume thresholds.  The base overriding royalties contain variable consideration, as the transaction price is based on a percentage that varies based on the total cumulative tons of iron ore shipped for the calendar year. The Trust estimates the variable consideration it expects to be entitled to receive over the contractual period associated with royalty agreement, which resets the royalty percentages at the beginning of each calendar year. The Trust evaluates the estimate of the variable consideration to determine whether the estimate needs to be constrained; therefore, the Trust includes the variable consideration in the transaction price only to the extent that it is probable that a significant reversal of the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. For the base overriding royalties, the Trust estimates the base overriding royalty percentage using the expected value method, which calculates the estimate based off the historical, current, and forecasted shipments. The Trust recognizes base overriding royalties on a quarterly basis based on the actual shipments for the fiscal quarter at the estimated royalty percentage as described above and based on the estimated prices for iron ore products sold under the Cliffs Pellet Agreements.

Bonus royalties

The performance obligation for the bonus royalties consists of providing Northshore Mining access to the Peters Lands, Cloquet Lands, and Mesabi Lands and the right to mine on these lands and the consideration to be received from this access relates to the volume of iron ore shipped by Northshore. The Trust recognizes bonus royalties on a quarterly basis based on the actual shipments of the fiscal quarter at the actual royalty percentage for those shipments and based on the anticipated prices for iron ore products sold under the Cliffs Pellet Agreements.

Fee royalties

The performance obligation for the fee royalties consists of the volume of crude ore mined on a quarterly basis. The Trust recognizes fee royalties on a quarterly basis based on the actual crude ore mined during the fiscal quarter.

Accrued income receivable

The accrued income receivable is included in net income per unit.  For the three months ended April 30, 2018, the Trust recorded $4,294,659 of accrued income receivable as reflected on the Condensed Balance Sheet as of April 30, 2018 (unaudited). As of January 31, 2018 the Trust recorded accrued income receivable of $1,956,091. Accrued income receivable is accounted for and reported for the Trust’s first fiscal quarter based on shipments during the month of April at estimated prices for iron ore products sold under the Cliffs Pellet Agreements, even though such accrued income receivable is not available for distribution to the holders of Certificates of Beneficial Interest in Mesabi Trust (“Unitholders”) until the applicable royalties are actually received by the Trust. Accrued income receivable also includes accruals for anticipated pricing adjustments, which can be positive or negative. The Trust includes contractual amounts due within accrued income receivable.

Contract asset

$1,430,427 of a contract asset is reflected on the Condensed Balance Sheet as of April 30, 2018 (unaudited). As of January 31, 2018 the Trust recorded a contract asset of $99,264. The contract asset is accounted for and reported for the Trust’s first fiscal quarter based on the revenue recognized on the base overriding royalties, at the estimated prices for iron ore products sold under the Cliffs Pellet Agreements, that will be collected in subsequent quarters as the uncertainty associated with the variable consideration is resolved. The contract asset is not available for distribution to the Unitholders until the applicable royalties are actually received by the Trust. The Trust includes estimated future royalty rates on current contracted volumes within contract asset.

Contract liability

The contract liability represents an estimate of decreases in royalty revenue related to tons of iron ore that were shipped by Northshore, but for which Northshore has indicated that final pricing is not yet known and is adjusted in accordance with the Trust’s revenue recognition policy each quarter as updated pricing information is received.

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

Note 4.  On April 26, 2018, the Trustees received the quarterly royalty report of iron ore product shipments from Silver Bay, Minnesota during the quarter ended March  31, 2018 from Cleveland-Cliffs Inc., formerly known as Cliffs Natural Resources Inc. (“Cleveland-Cliffs”), the parent company of Northshore. On April 13, 2018, the Trustees declared a distribution of  $0.45 per Unit of Beneficial Interest payable on May 20, 2018 to Mesabi Trust Unitholders of record at the close of business on April 30, 2018.

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

As of April 30, 2018 and January 31, 2018, the unallocated cash and U.S. Government securities portion of the Trust’s Unallocated Reserve was comprised of the following components:

	April 30, 2018 (unaudited)	January 31, 2018
Cash and U.S. Government securities	$11,345,274	$24,112,286
Distribution payable	(5,904,005)	(15,481,612)

Unallocated cash and U.S. Government securities	$5,441,269	$8,630,674

A reconciliation of the Trust’s Unallocated Reserve from January 31, 2018 to April 30, 2018 is as follows:

Unallocated Reserve, January 31, 2018	$10,606,675

Net income	6,315,848
Distributions declared	(5,904,005)

Unallocated Reserve, April 30, 2018	$11,018,518

Item 2.  Trustees’ Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Certain information included in this Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934.  All such forward-looking statements, including those statements regarding estimation of iron ore pellet production, shipments or pricing, are based on information from the lessee/operator (and its parent corporation) of the mine located on the lands owned and held in trust for the benefit of the holders of units of beneficial interest of Mesabi Trust.  These statements may be identified by the use of forward-looking words, such as “may,” “will,” “could,” “project,” “predict,” “intend,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “should,” “assume,” “forecast” and other similar words.  Such forward-looking statements are inherently subject to known and unknown risks and uncertainties.  Actual results and future developments could differ materially from the results or developments expressed in or implied by these forward-looking statements.  These risks and uncertainties include, but are not limited to, volatility of iron ore and steel prices, market supply and demand, competition, environmental hazards, health and safety conditions, regulation or government action, litigation and uncertainties about estimates of reserves.  Further, substantial portions of royalties earned by Mesabi Trust are based on estimated prices that are subject to interim and final adjustments, which can be positive or negative, and are dependent in part on multiple price and inflation index factors under agreements to which Mesabi Trust is not a party and that are not known until after the end of a contract year.  It is possible that future negative price adjustments could partially or even completely offset royalties or royalty income that would otherwise be payable to the Trust in any particular quarter, or at year-end, thereby potentially reducing cash available for distribution to the Trust’s Unitholders in future quarters.  For a discussion of the factors, including without limitation, those that could materially and adversely affect Mesabi Trust’s actual results and performance, see “Risk Factors” set forth on pages 2 through 10 of Mesabi Trust’s Annual Report on Form 10-K for the year ended January 31, 2018, as updated by Part II, Item 1A of this Quarterly Report on Form 10-Q.  Mesabi Trust undertakes no obligation, other than that imposed by law, to make any revisions to the forward-looking statements contained in this filing or to update them to reflect circumstances occurring after the date of this filing.

This discussion should be read in conjunction with the condensed financial statements and notes presented in this Quarterly Report on Form 10-Q and the financial statements and notes in the last filed Annual Report on Form 10-K filed for the year ended January 31, 2018 for a full understanding of Mesabi Trust’s financial position and results of operations for the three month period ended April 30, 2018.

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

•

Royalty bonuses.  The Trust earns royalty bonuses when iron ore products shipped from Silver Bay are sold at prices above a threshold price per ton.  The royalty bonus is based on a percentage of the gross proceeds of product shipped from Silver Bay.  The threshold price is adjusted (but not below $30.00 per ton) on an annual basis for inflation and deflation (the “Adjusted Threshold Price”).  The Adjusted Threshold Price was $54.74 per ton for calendar year 2017 and is $55.74 per ton for calendar year 2018.  The royalty bonus percentage ranges from 1/2 of 1% of the gross proceeds (on all tonnage shipped for sale at prices between the Adjusted Threshold Price and $2.00 above the Adjusted Threshold Price) to 3% of the gross proceeds (on all tonnage shipped for sale at prices $10.00 or more above the Adjusted Threshold Price).  Royalty bonuses are subject to price adjustments under the Cliffs Pellet Agreements and, as described elsewhere in this report, such adjustments may be positive or negative.

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

•

Minimum advance royalties.  Northshore’s obligation to pay base overriding royalties and royalty bonuses with respect to the sale of iron ore products generally accrues upon the shipment of those products from Silver Bay.  However, regardless of whether any shipment has occurred, Northshore is obligated to pay to Mesabi Trust a minimum advance royalty.  Each year, the amount of the minimum advance royalty is adjusted (but not below $500,000 per annum) for inflation and deflation.  The minimum advance royalty was $912,725 for calendar year 2017 and is $929,320 for calendar year 2018.  Until overriding royalties (and royalty bonuses, if any) for a particular year equal or exceed the minimum advance royalty for the year, Northshore must make quarterly payments of up to 25% of the minimum advance royalty for the year.  Because minimum advance royalties are essentially prepayments of base overriding royalties and royalty bonuses earned each year, any minimum advance royalties paid in a fiscal quarter are recouped by credits against base overriding royalties and royalty bonuses earned in later fiscal quarters during the year.

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

During the course of its fiscal year, some portion of royalties expected to be paid to Mesabi Trust is based in part on estimated prices for iron ore products sold under the Cliffs Pellet Agreements.  The Cliffs Pellet Agreements use estimated prices which are subject to interim and final pricing adjustments, which can be positive or negative, and which adjustments are dependent in part on multiple price and inflation index factors that are not known until after the end of a contract year. Even though Mesabi Trust is not a party to the Cliffs Pellet Agreements, these adjustments can result in significant variations in royalties payable to Mesabi Trust (and, in turn, the resulting amount available for distribution to Unitholders by the Trust) from quarter to quarter and on a comparative historical basis, and these variations, which can be positive or negative, cannot be predicted by Mesabi Trust.  In either case, these price adjustments will impact future royalties payable to the Trust and, in turn, will impact cash reserves that become available for distribution to Unitholders.

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

Results of Operations

Comparison of Iron Ore Pellet Production and Shipments for the Three Months Ended April 30, 2018 and April 30, 2017

As shown in the table below, during the three months ended April 30, 2018, production of iron ore pellets at Northshore from Mesabi Trust Lands totaled 1,378,750 tons, and shipments over the same period totaled 631,916 tons.  By comparison, pellet production and shipments for the comparable period in 2017 was 1,397,947 and 692,176, respectively. For the three months ended April 30, 2018, approximately 93.1% of shipments from Silver Bay, Minnesota originated from Trust lands.

	Pellets Produced from	Pellets Shipped from
	Trust Lands	Trust Lands
Three Months Ended	(Tons)	(Tons)
April 30, 2018	1,378,750	631,916
April 30, 2017	1,397,947	692,176

Comparison of Royalty Income for the Three Months Ended April 30, 2018 and April 30, 2017

As reflected in the table below, the Trust’s total royalty income for the three months ended April 30, 2018 increased by $1,886,241 to $6,646,670 as compared to the three months ended April 30, 2017.  The increase in total royalty income is due to the anticipated higher sales price per ton of iron ore during the three months ended April 30, 2018, as compared to the three months ended April 30, 2017.

The table below shows that the base overriding royalties increased $1,211,071 and the bonus royalties increased by $668,711 for the three months ended April 30, 2018, as compared to the three months ended April 30, 2017. Fee royalties increased by $6,459 over the same period.  The increase in the base overriding royalties and bonus royalties is attributable to an anticipated higher sales price per ton of iron ore as compared to the prior comparable period. As discussed under “Royalty bonuses” on page 11, the royalty bonuses are based on the Northshore sales price as compared to the adjusted threshold price for the calendar year. The increase in the fee royalty amount is due to an increase in the amount of iron ore mined under the Peters Lease.

The table below summarizes the components of Mesabi Trust’s total royalty income for the three months ended April 30, 2018 and April 30, 2017, respectively:

	Three Months Ended April 30,
	2018	2017
Base overriding royalties	$3,857,485	$2,646,414
Bonus royalties	2,634,231	1,965,520
Minimum advance royalty paid (recouped)	—	—
Fee royalties	154,954	148,495
Total royalty income	$6,646,670	$4,760,429

Comparison of Net Income, Expenses and Distributions for the Three Months Ended April 30, 2018 and April 30, 2017

Net income for the three months ended April 30, 2018 was $6,315,848, an increase of $1,843,923 as compared to the three months ended April 30, 2017.  The increase in net income for the three months ended April 30, 2018 was the result of an anticipated higher sales price per ton of iron ore, as compared to the three months ended April 30, 2017. The table below summarizes the Trust’s income and expenses for the three months ended April 30, 2018 and April 30, 2017, respectively.

	Three Months Ended April 30,
	2018	2017
Total royalty income	$6,646,670	$4,760,429
Interest income	37,377	6,542
Total revenues	6,684,047	4,766,971
Expenses	368,199	295,046
Net income	$6,315,848	$4,471,925

As presented on the “Trust’s Condensed Statements of Operations” on page 2 of this quarterly report, the Trust’s net income per unit increased $0.1406 per unit to $0.4814 per unit per unit for the three months ended April 30, 2018 as compared to the three months ended April 30, 2017. On April 13, 2018, the Trust declared a distribution of $0.45 per unit payable on May 20, 2018 to Unitholders of record on April 30, 2018.  Comparatively, the Trust declared a distribution of $0.55 per unit to Unitholders in April 2017.

On a quarterly basis, the Trustees review a variety of financial and economic data and information impacting the Trust, and upon the Trustees’ determination, distributions may be declared approximately three months after the Trustees receive a quarterly royalty report from Northshore and Cleveland-Cliffs and the Trust receives the royalty payment itself with respect to royalty income that is payable for iron ore shipments through the end of each prior calendar quarter. Royalty payments may include pricing adjustments with respect to shipments during prior periods.  The Trust accounts for and reports accrued income receivable based on shipments during the last month of each of the Trust’s fiscal quarters (April, July, October and January) and price adjustments under the Cliffs Pellet Agreements (which can be positive or negative and can result in significant variations in royalties received by Mesabi Trust and cash available for distribution to Unitholders) as reported to the Trust by Northshore.  The Trust accounts for these amounts by using estimated prices and reports such amounts even though accrued income receivable is not available for distribution to Unitholders until it is received by the Trust.  Accordingly, distributions declared by the Trust are not equivalent to the Trust’s Net Income during the periods reported in this quarterly report on Form 10-Q.

Comparison of Unallocated Reserve as of April 30, 2018,  April 30, 2017 and January 31, 2018

As set forth in the tables below, Unallocated Reserve, which is comprised of accrued income receivable, contract asset, unallocated cash and U.S. Government securities, and prepaid expenses and accrued expenses increased from $7,632,794 as of April 30, 2017 to $11,018,518 as of April 30, 2018. The increase in Unallocated Reserve as of April 30, 2018, as compared to April 30, 2017, is primarily the result of an increase in the accrued income receivable.  The increase in the accrued income receivable is the result of an anticipated higher sales price per ton of iron ore for the three months ended April 30, 2018 as compared to the three months ended April 30, 2017.

	Fiscal Three months ended April 30,
	2018	2017
Accrued Income Receivable	$4,294,659	$1,231,998
Contract Asset	1,430,427	1,281,623
Unallocated Cash and U.S. Government Securities	5,441,269	5,166,893
Prepaid Expenses and (Accrued Expenses), net	(147,837)	(47,720)
Unallocated Reserve	$11,018,518	$7,632,794

It is possible that future negative price adjustments could offset, or even eliminate, future royalties or royalty income that would otherwise be payable to the Trust in any particular quarter, or at year end, thereby potentially reducing cash available for distribution to the Trust’s Unitholders in future quarters.  See the discussion under the heading “Risk Factors” beginning on page 3 of the Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 2018.

The Trust’s Unallocated Reserve as of April 30, 2018 increased by $411,843 to $11,018,518, as compared to the fiscal year ended January 31, 2018.  The increase in Unallocated Reserve as of April 30, 2018, as compared to January 31, 2018, is primarily the result of an increase in the accrued income receivable and contract asset. The increase in the accrued income receivable and contract asset portions of the Unallocated Reserve is the result of a higher volume of shipments in April 2018 as compared to January 2018. The decrease in the unallocated cash and U.S. Government securities is the result of when royalties are received compared to when distributions are declared, which is discussed further in “Note 3” on page 5. As of April 30, 2018, the Trust’s Unallocated Reserve consisted of $5,441,269 of unallocated cash and U.S. Government securities and $4,294,659 of accrued income receivable.  At

January 31, 2018, the Trust’s Unallocated Reserve consisted of $8,630,674 in unallocated cash and U.S. Government securities and $1,956,091 of accrued income receivable.

Each quarter, as authorized by the Agreement of Trust, the Trustees will reevaluate all relevant factors including all costs, expenses, obligations, and present and future liabilities of the Trust (whether fixed or contingent) in determining a prudent level of unallocated reserve in light of the unpredictable nature of the iron ore industry, current and projected future mining operations and current economic conditions.  Although the actual amount of the Unallocated Reserve will fluctuate from time to time and may increase or decrease from its current level, it is currently anticipated that future distributions will be highly dependent upon royalty income as it is received and the level of Trust expenses.  The amount of future royalty income available for distribution will be subject to the volume of iron ore product shipments and the dollar level of sales by Northshore.  Shipping activity is greatly reduced during the winter months.  Economic conditions, particularly those affecting the iron ore and steel industry, may adversely affect the amount and timing of such future shipments and sales.  The Trustees will continue to monitor the economic and other circumstances of the Trust to strike a responsible balance between distributions to Unitholders and the need to maintain adequate reserves at a prudent level, given the unpredictable nature of the iron ore and steel industry, the Trust’s dependence on the actions of the lessee/operator, and the fact that the Trust essentially has no other liquid assets.

Recent Developments

Quarterly Royalty Report

On April 27, 2018, the Trustees announced that the Trust received from Cleveland-Cliffs the quarterly royalty report of iron ore product shipments from Silver Bay, Minnesota during the quarter ended March 31, 2018.

As reported to Mesabi Trust by Cleveland-Cliffs in the quarterly royalty report, based on shipments of iron ore products by Northshore during the three months period ended March 31, 2018, Mesabi Trust was credited with a base royalty of $567,803. Mesabi Trust also was credited with a bonus royalty in the amount of $681,364. Royalties paid to Mesabi Trust reflected the addition of $1,595,468 as a result of net positive pricing adjustments to base and bonus royalty calculations related to changes in price estimates made in the previous calendar quarters of 2017. Accordingly, the total royalty payments received by Mesabi Trust on April 30, 2018 from Northshore were $2,997,561 (which includes a royalty payment of $152,926 paid to the Mesabi Land Trust).

Royalties paid to Mesabi Trust are based on the volume of shipments of iron ore pellets for the quarter and the year to date, the pricing of iron ore product sales, and the percentage of iron ore pellet shipments by Northshore from Mesabi Trust lands rather than from non-Mesabi Trust lands. In the first calendar quarter of 2018, Northshore credited Mesabi Trust with 195,764 tons of iron ore shipped, as compared to 283,537 tons of iron ore shipped during the first calendar quarter of 2017.

The volume of shipments of iron ore pellets (and other iron ore products) by Northshore varies from quarter to quarter and year to year based on a number of factors, including the requested delivery schedules of customers, general economic conditions in the iron ore industry, and weather conditions on the Great Lakes. Further, the prices under the Cliffs Pellet Agreement, to which Mesabi Trust is not a party, are subject to interim and final pricing adjustments, and are dependent in part on multiple prices and inflation index factors that are not known until after the end of a contract year. These multiple factors can result in significant variations in royalties received by Mesabi Trust (and in turn the resulting funds available for distribution to Unitholders by Mesabi Trust) from quarter to quarter and from year to year. These variations, which can be positive or negative, cannot be predicted by the Trustees of Mesabi Trust. Royalty payments anticipated to be received during fiscal year 2019 will continue to reflect pricing estimates for shipments of iron ore products that will be subject to positive or negative pricing adjustments pursuant to the Cliffs Pellet Agreements. Based on the above factors and as indicated by Mesabi Trust’s historical distribution payments, the royalties received by Mesabi Trust, and the distributions paid to Unitholders, if any, in any particular quarter are not necessarily indicative of royalties that will be received, or distributions that will be paid, if any, in any subsequent quarter or during any entire year.

Mesabi Trust Distribution Announcement

As previously reported by Mesabi Trust, on April 13, 2018, the Trustees of Mesabi Trust declared a distribution of forty-five cents ($0.45) per Unit of Beneficial Interest payable on May 20, 2018 to Mesabi Trust Unitholders of record at the close of business on April 30, 2018.

Cleveland-Cliffs’ Announced Capital Expenditures

In its most recent quarterly report on Form 10-Q for the quarter ended March 31, 2018, Cleveland-Cliffs disclosed that it anticipates total cash used for capital expenditures, excluding amounts attributable to construction-related contingencies and capitalized interest, during the next twelve months to be approximately $420 million. Included within this estimate is approximately $100 million for sustaining capital, $250 million related to development of the HBI production plant in Toledo, Ohio and $70 million for upgrades at the Northshore plant to enable it to produce significantly increased levels of DR-grade pellets that could be sold commercially or used as feedstock for the HBI production plant. In total, Cleveland-Cliffs expects to spend approximately $700 million on the HBI production plant and $90 million on the Northshore upgrades, exclusive of construction-related contingencies and capitalized interest, through 2020.

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

In accordance with the Agreement of Trust and the Amendment, the Trustees are entitled to, and in fact do, rely upon certain experts in good faith, including (i) the independent consultants with respect to monthly production and shipment reports, which include figures on crude ore production and iron ore pellet shipments, and discussions concerning the condition and accuracy of the scales and plans regarding the development of Mesabi Trust’s mining property; and (ii) the accounting firm they have contracted with for non-audit services, including reviews of financial data related to shipping and sales reports provided by Northshore and a review of the schedule of leasehold royalties payable to Mesabi Trust.  For a discussion of additional factors, including but not limited to those that could adversely affect Mesabi Trust’s actual results and performance, see “Risk Factors” set forth on pages 2 through 10 of Mesabi Trust’s Annual Report on Form 10-K for the year-ended January 31, 2018, as updated by Part II, Item 1A of this Quarterly Report on Form 10-Q.

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

Other than the additional estimates as a result of ASC 606 discussed above, there have been no material changes in the Trust’s critical accounting policies or significant accounting estimates during the three months ended April 30, 2018.  For a complete description of the Trust’s significant accounting policies, please see Note 2 to the financial statements included in the Trust’s Annual Report on Form 10-K for the year ended January 31, 2018.

Certain Tax Information

The Trust is not taxable as a corporation for federal or state income tax purposes and is instead qualified as a nontaxable grantor trust.  Since the Trust’s inception, all net taxable income is annually attributable directly to Unitholders for tax purposes regardless of whether the income is distributed or retained by the Trust in its reserve account.  As such, in lieu of the Trust paying income taxes, Unitholders report their pro rata share of the various items of Trust income and deductions on their income tax returns.  This reporting is required whether or not the earnings of the Trust are distributed as to Unitholders.  During calendar 2018, any funds retained to increase the Trust’s unallocated reserve, which were derived from reportable royalty income, will nonetheless become taxable as reportable income to Unitholders, depending on each individual’s personal tax situation.  Information regarding the background on the changes in the Trust’s unallocated reserve is described above under “Results of Operations — Comparison of Unallocated Reserve as of April 30, 2018,  April 30, 2017 and January 31, 2018” on page 9.  Unitholders are encouraged to consult with their own tax advisors to plan for any financial impact related to this and to review their personal tax situations related to investing in, holding or selling units of beneficial interest in Mesabi Trust.

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

Changes in Internal Control Over Financial Reporting.  To the knowledge of the Trustees, other than the additional controls implemented as a result of ASC 606,  there has been no change in the Trust’s internal control over financial reporting that occurred during the Trust’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trust implemented new controls as part of its effort to adopt ASC 606. The adoption of ASC 606 required the implementation of new accounting processes which changed the Trust’s internal controls over revenue recognition and financial reporting. The Trust implemented these internal controls to ensure it adequately evaluated its contracts and properly assessed the impact of the new revenue recognition standard on the Trust’s financial statements to facilitate its adoption. The Trustees note for purposes of clarification that they have no authority over, and make no statement concerning, the internal control over financial reporting of Northshore or Cleveland-Cliffs.

PART II - OTHER INFORMATION

Item 1A.  Risk Factors

There have been no material changes in the Trust’s risk factors as described in “Risk Factors” set forth on pages 2 through 10 of Mesabi Trust’s Annual Report on Form 10-K for the year-ended January 31, 2018.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

None.

Item 5.  Other Information

Mine Safety and Health Administration Safety Data. Pursuant to §1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, Cleveland-Cliffs started reporting information related to certain mine safety results at Northshore. This information is available in Part II, Item 4 of Cleveland-Cliffs’ Form 10-Q filed April 24, 2018.

Item 6.  Exhibits.

31	Certification of Corporate Trustee of Mesabi Trust pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Corporate Trustee of Mesabi Trust pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Report of Baker Tilly Virchow Krause, LLP, dated June 8, 2018 regarding its review of the unaudited interim financial statements of Mesabi Trust as of and for the three months ended April 30, 2018.

101	XBRL Instance Document

EXHIBIT INDEX

Item No.	Item	Filing Method

31	Certification of Corporate Trustee of Mesabi Trust pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certification of Corporate Trustee of Mesabi Trust pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

99.1	Report of Baker Tilly Virchow Krause, LLP, dated June 8, 2018 regarding its review of the unaudited interim financial statements of Mesabi Trust as of and for the three months ended April 30, 2018.	Filed herewith

101	XBRL Instance Document	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MESABI TRUST
(Registrant)

	By:	DEUTSCHE BANK TRUST COMPANY AMERICAS
Corporate Trustee
Principal Administrative Officer and duly authorized signatory:*

	By:	DEUTSCHE BANK NATIONAL TRUST COMPANY

June 8, 2018		By:	/s/ Jeffrey Schoenfeld
Name: Jeffrey Schoenfeld*
Title: Vice President

* There are no principal executive officers or principal financial officers of the registrant.