Form 10-Q
period 2018-07-31
MESABI TRUST
filed 2018-09-07
CIK 65172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2018

or

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

As of September 7, 2018, there were 13,120,010 Units of Beneficial Interest in Mesabi Trust outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements. (Note 1)

Mesabi Trust

Condensed Statements of Operations

Three and Six Months Ended July 31, 2018 and 2017

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2018	2017	2018	2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
A. Condensed Statements of Operations

Revenues
Royalty income	$19,125,069	$14,230,174	$25,771,739	$18,990,603
Interest	26,883	7,273	64,260	13,815
Total revenues	19,151,952	14,237,447	25,835,999	19,004,418

Expenses	280,497	240,493	648,696	535,539

Net income	$18,871,455	$13,996,954	$25,187,303	$18,468,879

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING
Number of units outstanding	13,120,010	13,120,010	13,120,010	13,120,010

Net income per unit (Note 2)	$1.4384	$1.0668	$1.9198	$1.4077

Distributions declared per unit (Note 3)	$0.2200	$0.1600	$0.6700	$0.7100

See Notes to Condensed Financial Statements.

Mesabi Trust

Condensed Balance Sheets

July 31, 2018 and January 31, 2018

	July 31, 2018	January 31, 2018
	(unaudited)
B. Condensed Balance Sheets

Assets

Cash and cash equivalents	$196,826	$314,835

U.S. Government securities, at amortized cost (which approximates market)	17,901,973	23,797,451

Accrued income receivable	8,776,515	1,956,091
Contract asset	3,006,907	99,264
Prepaid expenses	152,265	54,640
Current assets	30,034,486	26,222,281

Fixed property, including intangibles, at nominal values
Assignments of leased property

Amended assignment of Peters Lease	1	1

Assignment of Cloquet Leases	1	1

Certificate of beneficial interest for 13,120,010 units of Land Trust	1	1
	3	3

Total assets	$30,034,489	$26,222,284

Liabilities, Unallocated Reserve And Trust Corpus

Liabilities
Distribution payable	$2,886,402	$15,481,612
Accrued expenses	144,512	133,994
Total liabilities	3,030,914	15,615,606

Unallocated reserve	27,003,572	10,606,675

Trust corpus	3	3

Total liabilities, unallocated reserve and trust corpus	$30,034,489	$26,222,284

See Notes to Condensed Financial Statements.

Mesabi Trust

Condensed Statements of Cash Flows

Six Months Ended July 31, 2018 and 2017

	Six Months Ended
	July 31,
	2018	2017
	(unaudited)	(unaudited)
C. Condensed Statements of Cash Flows

Operating activities
Royalties received	$16,056,417	$8,723,576
Interest received	51,515	12,571
Expenses paid	(735,803)	(670,622)

Net cash from operating activities	15,372,129	8,065,525

Investing activities
Maturities of U.S. Government securities	24,168,903	82,628
Purchases of U.S. Government securities	(18,273,425)	(1,993,386)

Net cash from (used for) investing activities	5,895,478	(1,910,758)

Financing activity
Distributions to unitholders	(21,385,616)	(9,052,807)

Net change in cash and cash equivalents	(118,009)	(2,898,040)

Cash and cash equivalents, beginning of period	314,835	13,695,168

Cash and cash equivalents, end of period	$196,826	$10,797,128

Reconciliation of net income to net cash from operating activities

Net income	$25,187,303	$18,468,879
Increase in accrued income receivable	(6,820,424)	(6,175,819)
Increase in contract asset	(2,907,643)	(1,993,037)
Increase in prepaid expense	(97,625)	(86,177)
Increase (decrease) in accrued expenses	10,518	(48,906)
Decrease in contract liability	—	(2,099,415)

Net cash from operating activities	$15,372,129	$8,065,525

Non cash financing activity

Distributions declared and payable	$2,886,402	$2,099,202

See Notes to Condensed Financial Statements.

Mesabi Trust

Notes to Condensed Financial Statements

July 31, 2018 (Unaudited)

Note 1.  The financial statements and notes to financial statements included herein have been prepared without audit (except for the balance sheet at January 31, 2018) in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  In the opinion of the Trustees, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the results of operations for the three and six months ended July 31, 2018 and 2017, (b) the financial position at July 31, 2018 and (c) the cash flows for the six months ended July 31, 2018 and 2017, have been made.  For further information, refer to the financial statements and footnotes included in Mesabi Trust’s Annual Report on Form 10-K for the year ended January 31, 2018.

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

The cumulative effect of adopting ASC 606 was an increase in the January 31, 2018 unallocated reserve of approximately $99,000.

The following tables present the effect of the adoption of ASC 606 on the Trust’s financial statements included in this report.

	Three Months Ended		Three Months Ended	Six Months Ended		Six Months Ended
	July 31, 2017		July 31, 2017	July 31, 2017		July 31, 2017
	(As Previously Reported)	Adoption of ASC 606	(As Adjusted)	(As Previously Reported)	Adoption of ASC 606	(As Adjusted)

Condensed Statements of Operations

Revenues
Royalty income	$13,347,355	$882,819	$14,230,174	$16,997,566	$1,993,037	$18,990,603
Interest	7,273	—	7,273	13,815	—	13,815

Total revenues	13,354,628	882,819	14,237,447	17,011,381	1,993,037	19,004,418

Expenses	240,493	—	240,493	535,539	—	535,539

Net income	$13,114,135	$882,819	$13,996,954	$16,475,842	$1,993,037	$18,468,879

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING
Number of units outstanding	13,120,010	—	13,120,010	13,120,010	—	13,120,010

Net income per unit	$0.9996	$0.0673	$1.0668	$1.2558	$0.1519	$1.4077

Distributions declared per unit	$0.1600	$—	$0.1600	$0.7100	$—	$0.7100

	January 31, 2018		January 31, 2018
	(As Previously Reported)	Adoption of ASC 606	(As Adjusted)
Condensed Balance Sheets

Assets

Cash and cash equivalents	$314,835	$—	$314,835

U.S. Government securities, at amortized cost (which approximates market)	23,797,451	—	23,797,451

Accrued income receivable	1,956,091	—	1,956,091
Contract asset	—	99,264	99,264
Prepaid expenses	54,640	—	54,640
Current assets	26,123,017	99,264	26,222,281

Fixed property, including intangibles, at nominal values
Assignments of leased property

Amended assignment of Peters Lease	1	—	1

Assignment of Cloquet Leases	1	—	1

Certificate of beneficial interest for 13,120,010 units of Land Trust	1	—	1
	3	—	3

Total assets	$26,123,020	$99,264	$26,222,284

Liabilities, Unallocated Reserve And Trust Corpus

Liabilities
Distribution payable	$15,481,612	$—	$15,481,612
Accrued expenses	133,994	—	133,994
Total liabilities	15,615,606	—	15,615,606

Unallocated reserve	10,507,411	99,264	10,606,675

Trust corpus	3	—	3

Total liabilities, unallocated reserve and trust corpus	$26,123,020	$99,264	$26,222,284

	Six Months Ended		Six Months Ended
	July 31, 2017		July 31, 2017
	(As Previously Reported)	Adoption of ASC 606	(As Adjusted)

Condensed Statements of Cash Flows

Operating activities
Royalties received	$8,723,576	$—	$8,723,576
Interest received	12,571	—	12,571
Expenses paid	(670,622)	—	(670,622)

Net cash from operating activities	8,065,525	—	8,065,525

Investing activities
Maturities of U.S. Government securities	82,628		82,628
Purchases of U.S. Government securities	(1,993,386)	—	(1,993,386)

Net cash used for investing activities	(1,910,758)	—	(1,910,758)

Financing activity
Distributions to unitholders	(9,052,807)	—	(9,052,807)

Net change in cash and cash equivalents	(2,898,040)	—	(2,898,040)

Cash and cash equivalents, beginning of year	13,695,168	—	13,695,168

Cash and cash equivalents, end of year	$10,797,128	$—	$10,797,128

Reconciliation of net income to net cash from operating activities

Net income	$16,475,842	$1,993,037	$18,468,879
Increase in accrued income receivable	(6,175,819)	—	(6,175,819)
Increase in contract asset	—	(1,993,037)	(1,993,037)
Increase in prepaid expense	(86,177)	—	(86,177)
Increase in accrued expenses	(48,906)	—	(48,906)
Decrease in deferred royalty revenue	(2,099,415)	2,099,415	—
Decrease in contract liability	—	(2,099,415)	(2,099,415)

Net cash from operating activities	$8,065,525	$—	$8,065,525

Non cash financing activity

Distributions declared and payable	$2,099,202	$—	$2,099,202

ggggg

Note 2.  Net income per unit is based on 13,120,010 units outstanding during the period.

The Trust accounts for revenue in accordance with ASC 606, Revenue from Contracts with Customers. All revenue is recognized as the performance obligations are satisfied.

Disaggregation of Revenues

The following table represents a disaggregation of revenue for the three and six months ended July 31, 2018 and July 31, 2017:

	Three Months Ended July 31,
	2018	2017
Base overriding royalties	$11,445,963	$7,258,798
Bonus royalties	7,515,672	6,857,645
Fee royalties	163,434	113,731
Total royalty income	$19,125,069	$14,230,174

	Six Months Ended July 31,
	2018	2017
Base overriding royalties	$15,303,448	$9,905,212
Bonus royalties	10,149,903	8,823,164
Fee royalties	318,388	262,227
Total royalty income	$25,771,739	$18,990,603

Base overriding royalties

The performance obligation for the base overriding royalty consists of providing Northshore Mining Company (“Northshore”) access to the Peters Lands, Cloquet Lands, and Mesabi Lands and the right to mine on these lands.  The consideration to be received from this access relates to the volume of iron ore shipped by Northshore.  Mesabi Trust receives royalties at the greater of (i) the aggregate quantity of iron ore products shipped that were mined from Mesabi Trust Lands, and (ii) a portion of the aggregate quantity of all iron ore products shipped from Silver Bay that were mined from any lands, such portion being 90% of the first four million tons shipped from Silver Bay during such year, 85% of the next two million tons shipped during such year, and 25% of all tonnage shipped during such year in excess of six million tons.  The royalty percentage paid to the Trust increases as the aggregate tonnage of iron ore products shipped, attributable to the Trust, in any calendar year increases past each of the first four one-million ton volume thresholds.  The base overriding royalties contain variable consideration, as the transaction price is based on a percentage that varies based on the total cumulative tons of iron ore shipped for the calendar year.  The Trust estimates the variable consideration it expects to be entitled to receive over the contractual period associated with royalty agreement, which resets the royalty percentages at the beginning of each calendar year.  The Trust evaluates the estimate of the variable consideration to determine whether the estimate needs to be constrained; therefore, the Trust includes the variable consideration in the transaction price only to the extent that it is probable that a significant reversal of the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved.  For the base overriding royalties, the Trust estimates the base overriding royalty percentage using the expected value method, which calculates the estimate based off the historical, current, and forecasted shipments.  The Trust recognizes base overriding royalties on a quarterly basis based on the actual shipments for the fiscal quarter at the estimated royalty percentage as described above and based on the estimated prices for iron ore products sold under the Cliffs Pellet Agreements.

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

Accrued income receivable

The accrued income receivable is included in net income per unit.  The Trust recorded $8,776,515 of accrued income receivable as reflected on the Condensed Balance Sheet as of July 31, 2018 (unaudited).  As of January 31, 2018, the Trust recorded accrued income receivable of $1,956,091.  Accrued income receivable is accounted for and reported for the Trust’s fiscal quarter based on shipments during the month of July at estimated prices for iron ore products sold under the Cliffs

Pellet Agreements, even though such accrued income receivable is not available for distribution to the holders of Certificates of Beneficial Interest in Mesabi Trust (“Unitholders”) until the applicable royalties are actually received by the Trust.  Accrued income receivable also includes accruals for anticipated pricing adjustments, which can be positive or negative.

Contract asset

A contract asset in the amount of $3,006,907 is reflected on the Condensed Balance Sheet as of July 31, 2018 (unaudited). As of January 31, 2018 the Trust recorded a contract asset of $99,264.  The contract asset is based on the revenue recognized on the base overriding royalties, at the estimated prices for iron ore products sold under the Cliffs Pellet Agreements, that will be collected in subsequent quarters as the uncertainty associated with the variable consideration is resolved.  The contract asset is not available for distribution to the Unitholders until the applicable royalties are actually received by the Trust.  The Trust includes estimated future royalty rates on current contracted volumes within contract asset.

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

Note 4.  On July 26, 2018, the Trustees received the quarterly royalty report of iron ore product shipments from Silver Bay, Minnesota during the calendar quarter ended June 30, 2018 from Cleveland-Cliffs Inc., formerly known as Cliffs Natural Resources Inc. (“Cleveland-Cliffs”), the parent company of Northshore. On July 13, 2018, the Trustees declared a distribution of $0.22 per Unit of Beneficial Interest payable on August 20, 2018 to Mesabi Trust Unitholders of record at the close of business on July 30, 2018.

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

As of July 31, 2018 and January 31, 2018, the unallocated cash and U.S. Government securities portion of the Trust’s Unallocated Reserve was comprised of the following components:

	July 31, 2018 (unaudited)	January 31, 2018
Cash and U.S. Government securities	$18,098,799	$24,112,286
Distribution payable	(2,886,402)	(15,481,612)

Unallocated cash and U.S. Government securities	$15,212,397	$8,630,674

A reconciliation of the Trust’s Unallocated Reserve from January 31, 2018 to July 31, 2018 is as follows:

Unallocated Reserve, January 31, 2018	$10,606,675

Net income	25,187,303
Distributions declared	(8,790,406)

Unallocated Reserve, July 31, 2018	$27,003,572

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

This discussion should be read in conjunction with the condensed financial statements and notes presented in this Quarterly Report on Form 10-Q and the financial statements and notes in the last filed Annual Report on Form 10-K filed for the year ended January 31, 2018 for a full understanding of Mesabi Trust’s financial position and results of operations for the three and six month period ended July 31, 2018.

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

Results of Operations

Comparison of Iron Ore Pellet Production and Shipments for the Three and Six Months Ended July 31, 2018 and July 31, 2017

As shown in the table below, during the fiscal quarter ended July 31, 2018, production of iron ore pellets at Northshore from Mesabi Trust Lands totaled 1,297,487 tons, and shipments over the same period totaled 1,995,731 tons.  By comparison, pellet production and shipments for the comparable period in 2017 was 1,109,910 and 2,011,254, respectively. The increase in production is attributable to the anticipated demand from Northshore’s customers as compared to the prior comparable period. For the fiscal quarter ended July 31, 2018, approximately 95.0% of shipments from Silver Bay, Minnesota originated from Trust lands.

	Pellets Produced from	Pellets Shipped from
	Trust Lands	Trust Lands
Three Months Ended	(Tons)	(Tons)
July 31, 2018	1,297,487	1,995,731
July 31, 2017	1,109,910	2,011,254

As shown in the table below, during the six months ended July 31, 2018, production of iron ore pellets at Northshore from Mesabi Trust Lands totaled 2,676,237 tons, and shipments over the same period totaled 2,627,647 tons.  By comparison, pellet production and shipments for the comparable period in 2017 was 2,507,857 and 2,703,430, respectively. The increase in production is attributable to the anticipated demand from Northshore’s customers as compared to the prior comparable period. For the six months ended July 31, 2018, approximately 94.5% of shipments from Silver Bay, Minnesota originated from Trust lands.

	Pellets Produced from	Pellets Shipped from
	Trust Lands	Trust Lands
Six Months Ended	(Tons)	(Tons)
July 31, 2018	2,676,237	2,627,647
July 31, 2017	2,507,857	2,703,430

Comparison of Royalty Income for the Three and Six Months Ended July 31, 2018 and July 31, 2017

As reflected in the table below, the Trust’s total royalty income for the fiscal quarter ended July 31, 2018 increased by $4,894,895 to $19,125,069 as compared to the fiscal quarter ended July 31, 2017.  The increase in total royalty income is due to the anticipated higher sales price per ton of iron ore during the fiscal quarter ended July 31, 2018, as compared to the fiscal quarter ended July 31, 2017.

The table below shows that the base overriding royalties increased $4,187,165 and the bonus royalties increased by $658,027 for the fiscal quarter ended July 31, 2018, as compared to the fiscal quarter ended July 31, 2017. Fee royalties increased by $49,703 over the same period.  The increase in the base overriding royalties and bonus royalties is attributable to an anticipated higher sales price per ton of iron ore as compared to the prior comparable period. As discussed under “Royalty bonuses” on page 11, the royalty bonuses are based on the Northshore sales price as compared to the adjusted threshold price for the calendar year. The increase in the fee royalty amount is due to an increase in the amount of iron ore mined under the Peters Lease.

The table below summarizes the components of Mesabi Trust’s total royalty income for the fiscal quarter ended July 31, 2018 and July 31, 2017, respectively:

	Three Months Ended July 31,
	2018	2017
Base overriding royalties	$11,445,963	$7,258,798
Bonus royalties	7,515,672	6,857,645
Minimum advance royalty paid (recouped)	—	—
Fee royalties	163,434	113,731
Total royalty income	$19,125,069	$14,230,174

As reflected in the table below, the Trust’s total royalty income for the six months ended July 31, 2018 increased by $6,781,136 to $25,771,739 as compared to the six months ended July 31, 2017.  The increase in total royalty income is due to the anticipated higher sales price per ton of iron ore during the six months ended July 31, 2018, as compared to the six months ended July 31, 2017.

The table below shows that the base overriding royalties increased $5,398,236 and the bonus royalties increased by $1,326,739 for the six months ended July 31, 2018, as compared to the six months ended July 31, 2017. Fee royalties increased by $56,161 over the same period.  The increase in the base overriding royalties and bonus royalties is attributable to an anticipated higher sales price per ton of iron ore as compared to the prior comparable period. As discussed under “Royalty bonuses” on page 11, the royalty bonuses are based on the Northshore sales price as compared to the adjusted threshold price for the calendar year. The increase in the fee royalty amount is due to an increase in the amount of iron ore mined under the Peters Lease.

The table below summarizes the components of Mesabi Trust’s total royalty income for the six months ended July 31, 2018 and July 31, 2017, respectively:

	Six Months Ended July 31,
	2018	2017
Base overriding royalties	$15,303,448	$9,905,212
Bonus royalties	10,149,903	8,823,164
Minimum advance royalty paid (recouped)	—	—
Fee royalties	318,388	262,227
Total royalty income	$25,771,739	$18,990,603

Comparison of Net Income, Expenses and Distributions for the Three and Six Months Ended July 31, 2018 and July 31, 2017

Net income for the fiscal quarter ended July 31, 2018 was $18,871,455, an increase of $4,874,501 as compared to the fiscal quarter ended July 31, 2017.  The increase in net income for the fiscal quarter ended July 31, 2018 was the result of an anticipated higher sales price per ton of iron ore, as compared to the fiscal quarter ended July 31, 2017. The table below summarizes the Trust’s income and expenses for the fiscal quarter ended July 31, 2018 and July 31, 2017, respectively.

	Three Months Ended July 31,
	2018	2017
Total royalty income	$19,125,069	$14,230,174
Interest income	26,883	7,273
Total revenues	19,151,952	14,237,447
Expenses	280,497	240,493
Net income	$18,871,455	$13,996,954

Net income for the six months ended July 31, 2018 was $25,187,303, an increase of $6,718,424 as compared to the six months ended July 31, 2017.  The increase in net income for the six months ended July 31, 2018 was the result of an anticipated higher sales price per ton of iron ore, as compared to the six months ended July 31, 2017. The Trust’s expenses for the six months ended July 31, 2018 were $648,696, an increase of $113,157 compared to the expenses for the six months ended July 31, 2017. The increase in expenses was primarily attributable to an increase in legal expenses for the six months ended July 31, 2018 as compared to the six months ended July 31, 2017. The table below summarizes the Trust’s income and expenses for the six months ended July 31, 2018 and July 31, 2017, respectively.

	Six Months Ended July 31,
	2018	2017
Total royalty income	$25,771,739	$18,990,603
Interest income	64,260	13,815
Total revenues	25,835,999	19,004,418
Expenses	648,696	535,539
Net income	$25,187,303	$18,468,879

As presented on the “Trust’s Condensed Statements of Operations” on page 2 of this quarterly report, the Trust’s net income per unit increased $0.3715 per unit to $1.4384 per unit per unit for the fiscal quarter ended July 31, 2018 as compared to the fiscal quarter ended July 31, 2017. For the six months ended July 31, 2018, the Trust’s net income per unit increased $0.5121 per unit to $1.9198 per unit, as compared to the prior period. On July 13, 2018, the Trust declared a distribution of $0.22 per unit payable on August 20, 2018 to Unitholders of record on July 30, 2018.  Comparatively, the Trust declared a distribution of $0.16 per unit to Unitholders in July 2017. During the six months ended July 31, 2018 and July 31, 2017 the Trust had declared distributions per unit of $0.67 and $0.71, respectively.

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

Comparison of Unallocated Reserve as of July 31, 2018,  July 31, 2017 and January 31, 2018

As set forth in the tables below, Unallocated Reserve, which is comprised of accrued income receivable, contract asset, unallocated cash and U.S. Government securities, and prepaid expenses and accrued expenses increased from $19,359,141 as of July 31, 2017 to $27,003,572 as of July 31, 2018. The increase in Unallocated Reserve as of July 31, 2018, as compared to July 31, 2017, is primarily the result of an increase in the unallocated cash and U.S. Government securities and accrued income receivable portions of the Unallocated Reserve.  The increase in the accrued income receivable portion of the Unallocated Reserve is the result of an anticipated higher sales price per ton of iron ore for the six months ended July 31, 2018 as compared to the six months ended July 31, 2017.  The increase in the unallocated cash and U.S. Government securities is a result of an increase in royalties received for the six months ended July 31, 2018 as compared to the six months ended July 31, 2017 as shown on the statement of cash flows.

	Fiscal Six months ended July 31,
	2018	2017
Accrued Income Receivable	$8,776,515	$6,220,864
Contract Asset	3,006,907	2,164,443
Unallocated Cash and U.S. Government Securities	15,212,397	11,064,742
Prepaid Expenses and (Accrued Expenses), net	7,753	80,498
Unallocated Reserve	$27,003,572	$19,530,547

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

The Trust’s Unallocated Reserve as of July 31, 2018 increased by $16,396,897 to $27,003,572, as compared to the fiscal year ended January 31, 2018.  The increase in Unallocated Reserve as of July 31, 2018, as compared to January 31, 2018, is primarily the result of an increase in the accrued income receivable, contract asset, and unallocated cash and U.S. Government securities. The increase in the accrued income receivable and contract asset portions of the Unallocated Reserve is the result of a higher volume of shipments in July 2018 as compared to January 2018. The increase in the unallocated cash and U.S. Government securities is the result of when royalties are received compared to when distributions are declared, which is discussed further in “Note 3” on page 9. As of July 31, 2018, the Trust’s Unallocated Reserve consisted of $15,212,397 of unallocated cash and U.S. Government securities and $8,776,515 of accrued income receivable.  At January 31, 2018, the Trust’s Unallocated Reserve consisted of $8,630,674 in unallocated cash and U.S. Government securities and $1,956,091 of accrued income receivable.

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

Recent Developments

Quarterly Royalty Report

On July 26, 2018, the Trustees of Mesabi Trust received the quarterly royalty report of iron ore shipments from Silver Bay, Minnesota during the quarter ended June 30, 2018 from Cleveland-Cliffs, the parent company of Northshore.

As reported to the Trust by Cleveland-Cliffs in the quarterly royalty report, based on shipments of iron ore products by Northshore during the six months period ended June 30, 2018, Mesabi Trust was credited with a base royalty of $6,475,155.  Mesabi Trust also was credited with a bonus royalty in the amount of $6,319,898.  Royalties paid to Mesabi Trust reflected the addition of $87,197 as a result of positive pricing adjustments to base and bonus royalty calculations related to changes in price estimates made in the first calendar quarter of 2018.  In addition, a royalty payment of $176,606 was paid to the Mesabi Land Trust.  Accordingly, the total royalty payments received by Mesabi Trust on July 27, 2018 from Northshore were $13,058,856.

The royalties paid to Mesabi Trust are based on the volume of shipments of iron ore pellets for the quarter and the year to date, the pricing of iron ore product sales, and the percentage of iron ore pellet shipments from Mesabi Trust lands rather than from non-Mesabi Trust lands.  In the second calendar quarter of 2018, Northshore credited Mesabi Trust with 1,764,175 tons of iron ore shipped, as compared to 1,722,243 tons during the second calendar quarter of 2017.

The volume of shipments of iron ore pellets (and other iron ore products) by Northshore varies from quarter to quarter and year to year based on a number of factors, including the requested delivery schedules of customers, general economic conditions in the iron ore industry, and weather conditions on the Great Lakes.  Further, the prices under the Cliffs Pellet Agreements among Northshore, Cleveland-Cliffs, and certain of their customers, to which Mesabi Trust is not a party, are subject to interim and final pricing adjustments, dependent in part on multiple price and inflation index factors that are not known until after the end of a contract year.  These multiple factors can result in significant variations in royalties received by Mesabi Trust (and in turn the resulting funds available for distribution to Unit holders by Mesabi Trust) from quarter to quarter and from year to year.  These variations, which can be positive or negative, cannot be predicted by the Trustees of Mesabi Trust. Royalty payments anticipated to be received during fiscal 2019 will continue to reflect pricing estimates for shipments of iron ore products that will be subject to positive or negative pricing adjustments pursuant to the Cliffs Pellet Agreements.  Based on the above factors, and as indicated by the Trust’s historical distribution payments, the royalties received by the Trust, and the distributions paid to Unit holders, if any, in any particular quarter are not necessarily indicative of royalties that will be received, or distributions that will be paid, if any, in any subsequent quarter or any entire year.

With respect to calendar year 2018, Northshore has not advised Mesabi Trust of its expected shipments of iron ore products or what percentage of 2018 shipments will be of Mesabi iron ore mined from Mesabi Trust lands.  Cleveland-Cliffs indicated that the royalty payments being reported today are based on estimated iron ore pellet prices under the Cliffs Pellet Agreements, which are subject to change.  It is possible that future negative price adjustments could offset, or even eliminate, royalties or royalty income that would otherwise be payable to Mesabi Trust in any particular quarter, or at year end, thereby potentially reducing cash available for distribution to Mesabi Trust’s Unit holders in future quarters.

Mesabi Trust Distribution Announcement

On July 13, 2018, the Trustees of Mesabi Trust declared a distribution of twenty-two cents ($0.22) per Unit of Beneficial Interest payable on August 20, 2018 to Mesabi Trust Unitholders of record at the close of business on July 30, 2018.  This compares to a distribution of sixteen cents ($0.16) per Unit of Beneficial Interest for the same period last year.

The six cents ($0.06) per Unit increase in the current distribution, as compared to the same quarter last year, is primarily attributable to higher average iron ore sales prices, although from a lower volume of shipments, during the first calendar quarter 2018, compared to the first calendar quarter 2017.  The distribution increase also reflects that the Trust received total royalty payments of $2,997,561 on April 30, 2018 from Northshore.  The Trust’s announcement on July 13, 2018 further reflects the Mesabi Trustees’ determination that Mesabi Trust presently has sufficient reserves available to make such a distribution while also maintaining an appropriate level of unallocated reserve in order for the Trust to be positioned to meet current and future expenses, and present and future liabilities (whether fixed or contingent) that may arise in connection with current and ongoing challenges in the iron ore and steel industries generally.

Cleveland-Cliffs’ Nashwauk Land Acquisition Upheld in Court Ruling

On July 23, 2018, Cleveland-Cliffs announced that the United States Bankruptcy Court for the District of Delaware reaffirmed the 2017 Cleveland-Cliffs’ acquisition of land located in Nashwauk, MN.  The ruling resolved the land dispute in favor of Cleveland-Cliffs and Glacier Park Iron Ore Properties LLC (“GPIOP”).  With that, Cleveland-Cliffs announced that it expects to be able to utilize the acquired real estate interests to implement a financially sustainable plan for the site.  Cleveland-Cliffs noted that in his ruling, the bankruptcy judge also determined that Mesabi Metallics LLC’s (“Mesabi Metallics”) lease rights terminated on October 31, 2017 when it failed to exit bankruptcy by such date.  According to Cleveland-Cliffs, the acquired properties include parcels that were previously leased by GPIOP to Mesabi Metallics, formerly known as Essar Steel Minnesota, and the land interests include a combination of undivided and whole fee interests as well as mineral and surface leases, all lying within the Biwabik Iron Formation.  Cleveland-Cliffs reported that the acreage it acquired is approximately 553 acres and the acreage being leased is approximately 3,215 acres.

Cleveland-Cliffs Calls for Full Redemption of All Senior Notes Due 2020

On September 4, 2018, Cleveland-Cliffs announced that it intends to redeem the entirety of its outstanding 5.90% senior notes due March 2020 and 4.80% senior notes due October 2020 (collectively, the “Notes”).  The aggregate principal amount outstanding of these Notes is approximately $211 million.  Pursuant to the terms of the Notes and the Indenture governing the Notes, Cleveland-Cliffs said it expects total payment to holders of the Notes to be approximately $220 million in aggregate, including make-whole premiums and accrued and unpaid interest to the redemption date, which is expected to be no later than October 8, 2018.  The Notes will be repaid with cash on hand.

In its announcement, Lourenco Goncalves, Cleveland-Cliffs’ Chairman, President and Chief Executive Officer said, “We are pleased to announce our decision to go ahead and use $220 million of our cash on hand to redeem both tranches of unsecured notes maturing in 2020.  Given the on-time and on-budget progress of our HBI plant construction, together with the strong free cash flow generation resulting from our domestically-focused business model, there is no reason to wait any longer to redeem these Notes.”  Mr. Goncalves added, “In addition to reducing our total debt, this redemption brings us one step closer to being in a position to return capital to our shareholders.”

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

Other than the additional estimates as a result of ASC 606 discussed above, there have been no material changes in the Trust’s critical accounting policies or significant accounting estimates during the three months ended July 31, 2018.  For a complete description of the Trust’s significant accounting policies, please see Note 2 to the financial statements included in the Trust’s Annual Report on Form 10-K for the year ended January 31, 2018.

Certain Tax Information

The Trust is not taxable as a corporation for federal or state income tax purposes and is instead qualified as a nontaxable grantor trust.  Since the Trust’s inception, all net taxable income is annually attributable directly to Unitholders for tax purposes regardless of whether the income is distributed or retained by the Trust in its reserve account.  As such, in lieu of the Trust paying income taxes, Unitholders report their pro rata share of the various items of Trust income and deductions on their income tax returns.  This reporting is required whether or not the earnings of the Trust are distributed as to Unitholders.  During calendar 2018, any funds retained to increase the Trust’s unallocated reserve, which were derived from reportable royalty income, will nonetheless become taxable as reportable income to Unitholders, depending on each individual’s personal tax situation.  Information regarding the background on the changes in the Trust’s unallocated reserve is described above under “Results of Operations — Comparison of Unallocated Reserve as of July 31, 2018,  July 31, 2017 and January 31, 2018” on page 14.  Unitholders are encouraged to consult with their own tax advisors to plan for any financial impact related to this and to review their personal tax situations related to investing in, holding or selling units of beneficial interest in Mesabi Trust.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

None.

Item 5.  Other Information

Mine Safety and Health Administration Safety Data. Pursuant to §1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, Cleveland-Cliffs started reporting information related to certain mine safety results at Northshore. This information is available in Part II, Item 4 of Cleveland-Cliffs’ Form 10-Q filed July 24, 2018.

Item 6.  Exhibits.

31	Certification of Corporate Trustee of Mesabi Trust pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Corporate Trustee of Mesabi Trust pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1

Report of Baker Tilly Virchow Krause, LLP, dated September 7, 2018 regarding its review of the unaudited interim financial statements of Mesabi Trust as of and for the three and six months ended July 31, 2018.

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

99.1

Report of Baker Tilly Virchow Krause, LLP, dated September 7, 2018 regarding its review of the unaudited interim financial statements of Mesabi Trust as of and for the three and six months ended July 31, 2018.

Filed herewith

101	XBRL Instance Document	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MESABI TRUST
(Registrant)

	By:	DEUTSCHE BANK TRUST COMPANY AMERICAS
Corporate Trustee
Principal Administrative Officer and duly authorized signatory:*

	By:	DEUTSCHE BANK NATIONAL TRUST COMPANY

September 7, 2018		By:	/s/ Jeffrey Schoenfeld
Name: Jeffrey Schoenfeld*
Title: Vice President

* There are no principal executive officers or principal financial officers of the registrant.