Form 10-Q
period 2018-10-31
MESABI TRUST
filed 2018-12-07
CIK 65172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

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

As of December 7, 2018, there were 13,120,010 Units of Beneficial Interest in Mesabi Trust outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements. (Note 1)

Mesabi Trust

Condensed Statements of Operations

Three and Nine Months Ended October 31, 2018 and 2017

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2018	2017	2018	2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
A. Condensed Statements of Operations

Revenues
Royalty income	$13,891,273	$10,898,615	$39,663,012	$29,889,218
Interest	82,570	26,384	146,830	40,199
Total revenues	13,973,843	10,924,999	39,809,842	29,929,417

Expenses	388,781	227,330	1,037,477	762,869

Net income	$13,585,062	$10,697,669	$38,772,365	$29,166,548

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING
Number of units outstanding	13,120,010	13,120,010	13,120,010	13,120,010

Net income per unit (Note 2)	$1.0354	$0.8154	$2.9552	$2.2231

Distributions declared per unit (Note 3)	$0.9400	$0.6400	$1.6100	$1.3500

See Notes to Condensed Financial Statements.

Mesabi Trust

Condensed Balance Sheets

October 31, 2018 and January 31, 2018

	October 31, 2018	January 31, 2018
	(unaudited)
B. Condensed Balance Sheets

Assets

Cash and cash equivalents	$605,436	$314,835

U.S. Government securities, at amortized cost (which approximates market)	32,571,424	23,797,451

Accrued income receivable	6,110,966	1,956,091
Contract asset	1,362,897	99,264
Prepaid expenses	95,343	54,640
Current assets	40,746,066	26,222,281

Fixed property, including intangibles, at nominal values
Assignments of leased property

Amended assignment of Peters Lease	1	1

Assignment of Cloquet Leases	1	1

Certificate of beneficial interest for 13,120,010 units of Land Trust	1	1
	3	3

Total assets	$40,746,069	$26,222,284

Liabilities, Unallocated Reserve And Trust Corpus

Liabilities
Distribution payable	$12,332,809	$15,481,612
Accrued expenses	157,433	133,994
Total liabilities	12,490,242	15,615,606

Unallocated reserve	28,255,824	10,606,675

Trust corpus	3	3

Total liabilities, unallocated reserve and trust corpus	$40,746,069	$26,222,284

See Notes to Condensed Financial Statements.

Mesabi Trust

Condensed Statements of Cash Flows

Nine Months Ended October 31, 2018 and 2017

	Nine Months Ended
	October 31,
	2018	2017
	(unaudited)	(unaudited)
C. Condensed Statements of Cash Flows

Operating activities
Royalties received	$34,316,372	$24,271,530
Interest received	74,962	39,896
Expenses paid	(1,054,741)	(825,270)

Net cash from operating activities	33,336,593	23,486,156

Investing activities
Maturities of U.S. Government securities	28,893,900	9,933,171
Sales of U.S. Government securities	99,740	—
Purchases of U.S. Government securities	(37,767,613)	(35,768,880)

Net cash used for investing activities	(8,773,973)	(25,835,709)

Financing activity
Distributions to unitholders	(24,272,019)	(11,152,009)

Net change in cash and cash equivalents	290,601	(13,501,562)

Cash and cash equivalents, beginning of period	314,835	13,695,168

Cash and cash equivalents, end of period	$605,436	$193,606

Reconciliation of net income to net cash from operating activities

Net income	$38,772,365	$29,166,548
Increase in accrued income receivable	(4,154,875)	(2,792,115)
Increase in contract asset	(1,263,633)	(726,461)
Increase in prepaid expense	(40,703)	(41,078)
Increase (decrease) in accrued expenses	23,439	(21,323)
Decrease in contract liability	—	(2,099,415)

Net cash from operating activities	$33,336,593	$23,486,156

Non cash financing activity

Distributions declared and payable	$12,332,809	$8,396,806

See Notes to Condensed Financial Statements.

Mesabi Trust

Notes to Condensed Financial Statements

October 31, 2018 (Unaudited)

Note 1.  The financial statements and notes to financial statements included herein have been prepared without audit (except for the balance sheet at January 31, 2018) in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  In the opinion of the Trustees, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the results of operations for the three and nine months ended October 31, 2018 and 2017, (b) the financial position at October 31, 2018 and (c) the cash flows for the nine months ended October 31, 2018 and 2017, have been made.  For further information, refer to the financial statements and footnotes included in Mesabi Trust’s Annual Report on Form 10-K for the year ended January 31, 2018.

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

The cumulative effect of adopting ASC 606 was an increase in the January 31, 2018 unallocated reserve of approximately $99,000.

The following tables present the effect of the adoption of ASC 606 on the Trust’s financial statements included in this report.

	Three Months Ended		Three Months Ended	Nine Months Ended		Nine Months Ended
	October 31, 2017		October 31, 2017	October 31, 2017		October 31, 2017
	(As Previously Reported)	Adoption of ASC 606	(As Adjusted)	(As Previously Reported)	Adoption of ASC 606	(As Adjusted)

Condensed Statements of Operations

Revenues
Royalty income	$12,165,191	$(1,266,576)	$10,898,615	$29,162,757	$726,461	$29,889,218
Interest	26,384	—	26,384	40,199	—	40,199

Total revenues	12,191,575	(1,266,576)	10,924,999	29,202,956	726,461	29,929,417

Expenses	227,330	—	227,330	762,869	—	762,869

Net income	$11,964,245	$(1,266,576)	$10,697,669	$28,440,087	$726,461	$29,166,548

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING
Number of units outstanding	13,120,010	—	13,120,010	13,120,010	—	13,120,010

Net income per unit	$0.9119	$(0.0965)	$0.8154	$2.1677	$0.0554	$2.2231

Distributions declared per unit	$0.6400	$—	$0.6400	$1.3500	$—	$1.3500

	January 31, 2018		January 31, 2018
	(As Previously Reported)	Adoption of ASC 606	(As Adjusted)
Condensed Balance Sheets

Assets

Cash and cash equivalents	$314,835	$—	$314,835

U.S. Government securities, at amortized cost (which approximates market)	23,797,451	—	23,797,451

Accrued income receivable	1,956,091	—	1,956,091
Contract asset	—	99,264	99,264
Prepaid expenses	54,640	—	54,640
Current assets	26,123,017	99,264	26,222,281

Fixed property, including intangibles, at nominal values
Assignments of leased property

Amended assignment of Peters Lease	1	—	1

Assignment of Cloquet Leases	1	—	1

Certificate of beneficial interest for 13,120,010 units of Land Trust	1	—	1
	3	—	3

Total assets	$26,123,020	$99,264	$26,222,284

Liabilities, Unallocated Reserve And Trust Corpus

Liabilities
Distribution payable	$15,481,612	$—	$15,481,612
Accrued expenses	133,994	—	133,994
Total liabilities	15,615,606	—	15,615,606

Unallocated reserve	10,507,411	99,264	10,606,675

Trust corpus	3	—	3

Total liabilities, unallocated reserve and trust corpus	$26,123,020	$99,264	$26,222,284

	Nine Months Ended		Nine Months Ended
	October 31, 2017		October 31, 2017
	(As Previously Reported)	Adoption of ASC 606	(As Adjusted)

Condensed Statements of Cash Flows

Operating activities
Royalties received	$24,271,530	$—	$24,271,530
Interest received	39,896	—	39,896
Expenses paid	(825,270)	—	(825,270)

Net cash from operating activities	23,486,156	—	23,486,156

Investing activities
Maturities of U.S. Government securities	9,933,171		9,933,171
Purchases of U.S. Government securities	(35,768,880)	—	(35,768,880)

Net cash used for investing activities	(25,835,709)	—	(25,835,709)

Financing activity
Distributions to unitholders	(11,152,009)	—	(11,152,009)

Net change in cash and cash equivalents	(13,501,562)	—	(13,501,562)

Cash and cash equivalents, beginning of year	13,695,168	—	13,695,168

Cash and cash equivalents, end of year	$193,606	$—	$193,606

Reconciliation of net income to net cash from operating activities

Net income	$28,440,087	$726,461	$29,166,548
Increase in accrued income receivable	(2,792,115)	—	(2,792,115)
Increase in contract asset	—	(726,461)	(726,461)
Increase in prepaid expense	(41,078)	—	(41,078)
Increase in accrued expenses	(21,323)	—	(21,323)
Decrease in deferred royalty revenue	(2,099,415)	2,099,415	—
Decrease in contract liability	—	(2,099,415)	(2,099,415)

Net cash from operating activities	$23,486,156	$—	$23,486,156

Non cash financing activity

Distributions declared and payable	$8,396,806	$—	$8,396,806

gg

Note 2.  Net income per unit is based on 13,120,010 units outstanding during the period.

The Trust accounts for revenue in accordance with ASC 606, Revenue from Contracts with Customers. All revenue is recognized as the performance obligations are satisfied.

Disaggregation of Revenues

The following table represents a disaggregation of revenue for the three and nine months ended October 31, 2018 and October 31, 2017:

	Three Months Ended October 31,
	2018	2017
Base overriding royalties	$8,349,255	$6,655,167
Bonus royalties	5,422,575	4,136,894
Fee royalties	119,443	106,554
Total royalty income	$13,891,273	$10,898,615

	Nine Months Ended October 31,
	2018	2017
Base overriding royalties	$23,652,703	$16,560,379
Bonus royalties	15,572,478	12,960,058
Fee royalties	437,831	368,781
Total royalty income	$39,663,012	$29,889,218

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

Accrued income receivable

The accrued income receivable is included in net income per unit.  The Trust recorded $6,110,966 of accrued income receivable as reflected on the Condensed Balance Sheet as of October 31, 2018 (unaudited).  As of January 31, 2018, the Trust recorded accrued income receivable of $1,956,091.  Accrued income receivable is accounted for and reported for the Trust’s fiscal quarter based on shipments during the month of October at estimated prices for iron ore products sold under the

Cliffs Pellet Agreements, even though such accrued income receivable is not available for distribution to the holders of Certificates of Beneficial Interest in Mesabi Trust (“Unitholders”) until the applicable royalties are actually received by the Trust.  Accrued income receivable also includes accruals for anticipated pricing adjustments, which can be positive or negative.

Contract asset

A contract asset in the amount of $1,362,897 is reflected on the Condensed Balance Sheet as of October 31, 2018 (unaudited). As of January 31, 2018 the Trust recorded a contract asset of $99,264.  The contract asset is based on the revenue recognized on the base overriding royalties, at the estimated prices for iron ore products sold under the Cliffs Pellet Agreements, that will be collected in subsequent quarters as the uncertainty associated with the variable consideration is resolved.  The contract asset is not available for distribution to the Unitholders until the applicable royalties are actually received by the Trust.  The Trust includes estimated future royalty rates on current contracted volumes within contract asset.

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

Note 4.  On October 26, 2018, the Trustees received the quarterly royalty report of iron ore product shipments from Silver Bay, Minnesota during the calendar quarter ended September 30, 2018 from Cleveland-Cliffs Inc., formerly known as Cliffs Natural Resources Inc. (“Cleveland-Cliffs”), the parent company of Northshore. On October 11, 2018, the Trustees declared a distribution of $0.94 per Unit of Beneficial Interest payable on November 20, 2018 to Mesabi Trust Unitholders of record at the close of business on October  30, 2018.

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

As of October 31, 2018 and January 31, 2018, the unallocated cash and U.S. Government securities portion of the Trust’s Unallocated Reserve was comprised of the following components:

	October 31, 2018 (unaudited)	January 31, 2018
Cash and U.S. Government securities	$33,176,860	$24,112,286
Distribution payable	(12,332,809)	(15,481,612)

Unallocated cash and U.S. Government securities	$20,844,051	$8,630,674

A reconciliation of the Trust’s Unallocated Reserve from January 31, 2018 to October 31, 2018 is as follows:

Unallocated Reserve, January 31, 2018	$10,606,675

Net income	38,772,365
Distributions declared	(21,123,216)

Unallocated Reserve, October 31, 2018	$28,255,824

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

This discussion should be read in conjunction with the condensed financial statements and notes presented in this Quarterly Report on Form 10-Q and the financial statements and notes in the last filed Annual Report on Form 10-K filed for the year ended January 31, 2018 for a full understanding of Mesabi Trust’s financial position and results of operations for the three and nine month periods ended October 31, 2018.

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

Results of Operations

Comparison of Iron Ore Pellet Production and Shipments for the Three and Nine Months Ended October 31, 2018 and October 31, 2017

As shown in the table below, during the fiscal quarter ended October 31, 2018, production of iron ore pellets at Northshore from Mesabi Trust Lands totaled 941,005 tons, and shipments over the same period totaled 1,557,770 tons.  By comparison, pellet production and shipments for the comparable period in 2017 was 963,121 and 1,567,734, respectively. For the fiscal quarter ended October 31, 2018, approximately 84.9% of shipments from Silver Bay, Minnesota originated from Trust lands.

	Pellets Produced from	Pellets Shipped from
	Trust Lands	Trust Lands
Three Months Ended	(Tons)	(Tons)
October 31, 2018	941,005	1,557,770
October 31, 2017	963,121	1,567,734

As shown in the table below, during the nine months ended October 31, 2018, production of iron ore pellets at Northshore from Mesabi Trust Lands totaled 3,740,115 tons, and shipments over the same period totaled 4,185,417 tons.  By comparison, pellet production and shipments for the comparable period in 2017 was 3,470,978 and 4,271,164, respectively. The increase in production is attributable to the anticipated demand from Northshore’s customers as compared to the prior comparable period. For the nine months ended October 31, 2018, approximately 90.7% of shipments from Silver Bay, Minnesota originated from Trust lands.

	Pellets Produced from	Pellets Shipped from
	Trust Lands	Trust Lands
Nine Months Ended	(Tons)	(Tons)
October 31, 2018	3,740,115	4,185,417
October 31, 2017	3,470,978	4,271,164

Comparison of Royalty Income for the Three and Nine Months Ended October 31, 2018 and October 31, 2017

As reflected in the table below, the Trust’s total royalty income for the fiscal quarter ended October 31, 2018 increased by $2,992,658 to $13,891,273 as compared to the fiscal quarter ended October 31, 2017.  The increase in total royalty income is due to the anticipated higher sales price per ton of iron ore during the fiscal quarter ended October 31, 2018, as compared to the fiscal quarter ended October 31, 2017.

The table below shows that the base overriding royalties increased $1,694,088 and the bonus royalties increased by $1,285,681 for the fiscal quarter ended October 31, 2018, as compared to the fiscal quarter ended October 31, 2017. Fee royalties increased by $12,889 over the same period.  The increase in the base overriding royalties and bonus royalties is attributable to an anticipated higher sales price per ton of iron ore as compared to the prior comparable period. As discussed under “Royalty bonuses” on page 11, the royalty bonuses are based on the Northshore sales price as compared to the adjusted threshold price for the calendar year. The increase in the fee royalty amount is due to an increase in the amount of iron ore mined under the Peters Lease.

The table below summarizes the components of Mesabi Trust’s total royalty income for the fiscal quarter ended October 31, 2018 and October 31, 2017, respectively:

	Three Months Ended October 31,
	2018	2017
Base overriding royalties	$8,349,255	$6,655,167
Bonus royalties	5,422,575	4,136,894
Minimum advance royalty paid (recouped)	—	—
Fee royalties	119,443	106,554
Total royalty income	$13,891,273	$10,898,615

As reflected in the table below, the Trust’s total royalty income for the nine months ended October 31, 2018 increased by $9,773,794 to $39,663,012 as compared to the nine months ended October 31, 2017.  The increase in total royalty income is due to the anticipated higher sales price per ton of iron ore during the nine months ended October 31, 2018, as compared to the nine months ended October 31, 2017.

The table below shows that the base overriding royalties increased $7,092,324 and the bonus royalties increased by $2,612,420 for the nine months ended October 31, 2018, as compared to the nine months ended October 31, 2017. Fee royalties increased by $69,050 over the same period.  The increase in the base overriding royalties and bonus royalties is attributable to an anticipated higher sales price per ton of iron ore as compared to the prior comparable period. As discussed under “Royalty bonuses” on page 11, the royalty bonuses are based on the Northshore sales price as compared to the adjusted threshold price for the calendar year. The increase in the fee royalty amount is due to an increase in the amount of iron ore mined under the Peters Lease.

The table below summarizes the components of Mesabi Trust’s total royalty income for the nine months ended October 31, 2018 and October 31, 2017, respectively:

	Nine Months Ended October 31,
	2018	2017
Base overriding royalties	$23,652,703	$16,560,379
Bonus royalties	15,572,478	12,960,058
Minimum advance royalty paid (recouped)	—	—
Fee royalties	437,831	368,781
Total royalty income	$39,663,012	$29,889,218

Comparison of Net Income, Expenses and Distributions for the Three and Nine Months Ended October 31, 2018 and October 31, 2017

Net income for the fiscal quarter ended October 31, 2018 was $13,585,062, an increase of $2,887,393 as compared to the fiscal quarter ended October 31, 2017.  The increase in net income for the fiscal quarter ended October 31, 2018 was the result of an anticipated higher sales price per ton of iron ore, as compared to the fiscal quarter ended October 31, 2017. The table below summarizes the Trust’s income and expenses for the fiscal quarter ended October 31, 2018 and October 31, 2017, respectively.

	Three Months Ended October 31,
	2018	2017
Total royalty income	$13,891,273	$10,898,615
Interest income	82,570	26,384
Total revenues	13,973,843	10,924,999
Expenses	388,781	227,330
Net income	$13,585,062	$10,697,669

Net income for the nine months ended October 31, 2018 was $38,772,365, an increase of $9,605,817 as compared to the nine months ended October 31, 2017.  The increase in net income for the nine months ended October 31, 2018 was the result of an anticipated higher sales price per ton of iron ore, as compared to the nine months ended October 31, 2017. The Trust’s expenses for the nine months ended October 31, 2018 were $1,037,478, an increase of $274,609 compared to the expenses for the nine months ended October 31, 2017.  The increase in expenses was primarily attributable to an increase in legal and other expenses related to a special meeting of Unitholders for the nine months ended October 31, 2018 as compared to the nine months ended October 31, 2017. The table below summarizes the Trust’s income and expenses for the nine months ended October 31, 2018 and October 31, 2017, respectively.

	Nine Months Ended October 31,
	2018	2017
Total royalty income	$39,663,012	$29,889,218
Interest income	146,830	40,199
Total revenues	39,809,842	29,929,417
Expenses	1,037,477	762,869
Net income	$38,772,365	$29,166,548

As presented on the “Trust’s Condensed Statements of Operations” on page 2 of this quarterly report, the Trust’s net income per unit increased $0.2200 per unit to $1.0354 per unit per unit for the fiscal quarter ended October 31, 2018 as compared to the fiscal quarter ended October 31, 2017. For the nine months ended October 31, 2018, the Trust’s net income per unit increased $0.7321 per unit to $2.9552 per unit, as compared to the prior period. On October 11, 2018, the Trust declared a distribution of $0.94 per unit payable on November 20, 2018 to Unitholders of record on October 30, 2018.  Comparatively, the Trust declared a distribution of $0.64 per unit to Unitholders in October 2017. During the nine months ended October 31, 2018 and October 31, 2017, the Trust had declared total distributions per unit of $1.61 and $1.35, respectively.

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

Comparison of Unallocated Reserve as of October 31, 2018,  October 31, 2017 and January 31, 2018

As set forth in the tables below, Unallocated Reserve, which is comprised of accrued income receivable, contract asset, unallocated cash and U.S. Government securities, and prepaid expenses and accrued expenses increased from $21,831,410 as of October 31, 2017 to $28,255,824 as of October 31, 2018. The increase in Unallocated Reserve as of October 31, 2018, as compared to October 31, 2017, is primarily the result of an increase in the accrued income receivable, contract asset, and unallocated cash and U.S. Government securities. The increase in the accrued income receivable and contract asset portions of the Unallocated Reserve is attributable to an anticipated higher sales price per ton of iron ore as compared to the prior comparable period. The increase in the unallocated cash and U.S. Government securities is a result of an increase in royalties received for the nine months ended October 31, 2018 as compared to the nine months ended October 31, 2017 as shown on the statement of cash flows.

	October 31, 2018	October 31, 2017
Accrued Income Receivable	$6,110,966	$2,837,160
Contract Asset	1,362,897	897,867
Unallocated Cash and U.S. Government Securities	20,844,051	18,088,567
Prepaid Expenses and (Accrued Expenses), net	(62,090)	7,816
Unallocated Reserve	$28,255,824	$21,831,410

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

The Trust’s Unallocated Reserve as of October 31, 2018 increased by $17,649,149 to $28,255,824, as compared to the fiscal year ended January 31, 2018.  The increase in Unallocated Reserve as of October 31, 2018, as compared to January 31, 2018, is primarily the result of an increase in the accrued income receivable, contract asset, and unallocated cash and U.S. Government securities. The increase in the accrued income receivable and contract asset portions of the Unallocated Reserve is the result of a higher volume of shipments in October 2018 as compared to January 2018. The increase in the unallocated cash and U.S. Government securities is the result of when royalties are received compared to when distributions are declared, which is discussed further in “Note 3” on page 9. As of October 31, 2018, the Trust’s Unallocated Reserve consisted of $20,844,051 of unallocated cash and U.S. Government securities and $6,110,966 of accrued income receivable.  At January 31, 2018, the Trust’s Unallocated Reserve consisted of $8,630,674 in unallocated cash and U.S. Government securities and $1,956,091 of accrued income receivable.

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

Recent Developments

Quarterly Royalty Report

On October 26, 2018, the Trustees of Mesabi Trust received the quarterly royalty report of iron ore shipments from Silver Bay, Minnesota during the quarter ended September 30, 2018 from Cleveland-Cliffs, the parent company of Northshore.

As reported to the Trust by Cleveland-Cliffs in the quarterly royalty report, based on shipments of iron ore products by Northshore during the nine months period ended September 30, 2018, Mesabi Trust was credited with a base royalty of $11,537,913.  Mesabi Trust also was credited with a bonus royalty in the amount of $6,616,042.  Royalties paid to Mesabi Trust reflected the reduction of $2,688 as a result of negative pricing adjustments to base and bonus royalty calculations related to changes in price estimates made during prior quarters.  In addition, a royalty payment of $107,438 was paid to the Mesabi Land Trust.  Accordingly, the total royalty payments received by Mesabi Trust on October 30, 2018 from Northshore were $18,258,705.

The royalties paid to Mesabi Trust are based on the volume of shipments of iron ore pellets for the quarter and the year to date, the pricing of iron ore product sales, and the percentage of iron ore pellet shipments from Mesabi Trust lands rather than from non-Mesabi Trust lands.  In the third calendar quarter of 2018, Northshore credited Mesabi Trust with 1,898,984 tons of iron ore shipped, as compared to 2,060,470 tons during the third calendar quarter of 2017.

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

Mesabi Trust Distribution Announcement

On October 11, 2018, the Trustees of Mesabi Trust declared a distribution of ninety-four cents ($0.94) per Unit of Beneficial Interest payable on November 20, 2018 to Mesabi Trust Unitholders of record at the close of business on October 30, 2018.  This compares to a distribution of sixty-four cents ($0.64) per Unit of Beneficial Interest for the same period last year.

The thirty cents ($0.30) per Unit increase in the current distribution, as compared to the same quarter last year, is primarily attributable to higher average iron ore sales prices during the second calendar quarter 2018, compared to the second calendar quarter 2017.  The distribution increase also reflects that the Trust received total royalty payments of $13,058,856 on July 27, 2018 from Northshore.  The Trust’s announcement on October 11, 2018 further reflects the Mesabi Trustees’ determination that Mesabi Trust presently has sufficient reserves available to make such a distribution while also maintaining an appropriate level of unallocated reserve in order for the Trust to be positioned to meet current and future expenses, and present and future liabilities (whether fixed or contingent) that may arise in connection with current and ongoing challenges in the iron ore and steel industries generally.

Cleveland-Cliffs Completes Full Redemption of Senior Notes Due 2020

On October 8, 2018, Cleveland-Cliffs announced that, as of the close of business on October 5, 2018, it had redeemed in full, as set forth in notices of redemption issued on September 5, 2018, all of its outstanding 5.90% senior notes due March 2020 and 4.80% senior notes due October 2020.  The aggregate principal amount outstanding of debt redeemed was approximately $211 million.  According to the announcement, these redemptions decrease annualized interest expense by approximately $10 million and extend Cleveland-Cliffs’ maturity profile.

Cleveland-Cliffs’ New Labor Contract with the United Steelworkers Ratified for its Michigan and Minnesota Mining Operations

On October 12, 2018, Cleveland-Cliffs announced that its employees represented by the United Steelworkers (USW) at its Tilden and Empire mines in Michigan, and its United Taconite and Hibbing Taconite mines in Minnesota, ratified a new 4-year labor contract.

Cleveland-Cliffs Reported Third-Quarter 2018 Results and Initiated a  Quarterly Cash Dividend

On October 19, 2018, Cleveland-Cliffs reported third-quarter results for the period ended September 30, 2018.  Cleveland-Cliffs reported consolidated revenues of $742 million, compared to the prior year's third-quarter consolidated revenues of $597 million.  Cost of goods sold was $480 million compared to $439 million reported in the third quarter of 2017.  Net income was $438 million, or $1.41 per diluted share, compared to $53 million, or $0.18 per diluted share, recorded in the prior-year third quarter.  For the nine months ended September 30, 2018, net income was $519 million, compared to $53 million during the same period in 2017.  For the third quarter of 2018, Cleveland-Cliffs reported adjusted EBITDA of $250 million, a 66 percent increase from the prior-year's third quarter adjusted EBITDA of $151 million.

Cleveland-Cliffs also announced that on October 18, 2018, its board of directors declared a quarterly cash dividend on Cleveland-Cliffs' common shares of $0.05 per share.  The cash dividend will be payable on January 15, 2019, to shareholders of record as of the close of business on January 4, 2019.  Cleveland-Cliffs’ announcement said it expects to pay the dividend on a quarterly basis, subject to the approval of its board of directors.

Cleveland-Cliffs Announced a Share Repurchase Program

On November 26, 2018, Cleveland-Cliffs announced that its board of directors authorized Cleveland-Cliffs to buy back its outstanding common shares.  Under the share repurchase program, Cleveland-Cliffs said it will have ample flexibility to buy up to a maximum of $200 million worth of shares, via acquisitions in the open market or privately negotiated transactions, including through accelerated share repurchases or pursuant to the terms of a Rule 10b5-1 plan.  Cleveland-Cliffs also announced that is not obligated to make any purchases and the program may be suspended or discontinued at any time.  Cleveland-Cliffs’ statement said that the authorization is active until December 31, 2019.

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

Other than the additional estimates as a result of ASC 606 discussed above, there have been no material changes in the Trust’s critical accounting policies or significant accounting estimates during the three months ended October 31, 2018.  For a complete description of the Trust’s significant accounting policies, please see Note 2 to the financial statements included in the Trust’s Annual Report on Form 10-K for the year ended January 31, 2018.

Certain Tax Information

The Trust is not taxable as a corporation for federal or state income tax purposes and is instead qualified as a nontaxable grantor trust.  Since the Trust’s inception, all net taxable income is annually attributable directly to Unitholders for tax purposes regardless of whether the income is distributed or retained by the Trust in its reserve account.  As such, in lieu of the Trust paying income taxes, Unitholders report their pro rata share of the various items of Trust income and deductions on their income tax returns.  This reporting is required whether or not the earnings of the Trust are distributed as to Unitholders.  During calendar 2018, any funds retained to increase the Trust’s unallocated reserve, which were derived from reportable royalty income, will nonetheless become taxable as reportable income to Unitholders, depending on each individual’s personal tax situation.  Information regarding the background on the changes in the Trust’s unallocated reserve is described above under “Results of Operations — Comparison of Unallocated Reserve as of October 31, 2018,  October 31, 2017 and January 31, 2018” on page 14.  Unitholders are encouraged to consult with their own tax advisors to plan for any financial impact related to this and to review their personal tax situations related to investing in, holding or selling units of beneficial interest in Mesabi Trust.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

None.

Item 5.  Other Information

Mine Safety and Health Administration Safety Data. Pursuant to §1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, Cleveland-Cliffs started reporting information related to certain mine safety results at Northshore. This information is available in Part II, Item 4 of Cleveland-Cliffs’ Form 10-Q filed October 19, 2018.

Item 6.  Exhibits.

31	Certification of Corporate Trustee of Mesabi Trust pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Corporate Trustee of Mesabi Trust pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1

Report of Baker Tilly Virchow Krause, LLP, dated December 7, 2018 regarding its review of the unaudited interim financial statements of Mesabi Trust as of and for the three and nine months ended October 31, 2018.

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

99.1

Report of Baker Tilly Virchow Krause, LLP, dated December 7, 2018 regarding its review of the unaudited interim financial statements of Mesabi Trust as of and for the three and nine months ended October 31, 2018.

Filed herewith

101	XBRL Instance Document	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MESABI TRUST
(Registrant)

	By:	DEUTSCHE BANK TRUST COMPANY AMERICAS
Corporate Trustee
Principal Administrative Officer and duly authorized signatory:*

	By:	DEUTSCHE BANK NATIONAL TRUST COMPANY

December 7, 2018		By:	/s/ Jeffrey Schoenfeld
Name: Jeffrey Schoenfeld*
Title: Vice President

* There are no principal executive officers or principal financial officers of the registrant.