Form 10-K
period 2019-01-31
MESABI TRUST
filed 2019-04-12
CIK 65172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2019

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
60 Wall Street, 16th Floor
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

As of July 31, 2018, the aggregate market value of the Units of Beneficial Interest in the registrant held by non-affiliates of the registrant was $369,976,436* based on the closing sale price as reported on the New York Stock Exchange.  As of April 10, 2019, there were 13,120,010 Units of Beneficial Interest in Mesabi Trust outstanding.

* Includes approximately $282,500, representing the market value, as of July 31, 2018, of 10,000 Units of Beneficial Interest, the beneficial ownership of which is disclaimed by an affiliate that retired in January 2019.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Annual Report of the Trustees for the Fiscal Year Ended January 31, 2019 (Annual Report)	Parts I, II, and IV

MESABI TRUST

ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1.            BUSINESS.

(a)         General Development of Business.

The information under the headings “Trustees’ Discussion and Analysis of Financial Condition and Results of Operations,” “The Trust Estate,” “Leasehold Royalties,” and “Land Trust and Fee Royalties” in the Annual Report of the Trustees of Mesabi Trust for the fiscal year ended January 31, 2019, filed as Exhibit 13 to this Form 10-K (the “Annual Report”) is incorporated herein by reference.

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

ITEM 8.            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements, including the Independent Registered Public Accounting Firm’s report thereon, filed as a part of this Form 10-K, are presented on pages F-3 through F-17 and are incorporated herein by reference.

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

Changes in Internal Control over Financial Reporting.  To the knowledge of the Trustees, except for the change in the Trust’s revenue recognition controls resulting from the adoption of ASC 606 as described in Note 2 in the Notes to the Financial Statements, there were no changes in the Trust’s internal control over financial reporting that occurred during the Trust’s last fiscal quarter that has materially affected, or is likely to materially affect, the Trust’s internal control over financial reporting.  The Trustees note for purposes of clarification that they have no authority over, and make no statement concerning, the internal controls of Northshore or Cliffs.

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

To carry out the Trustees’ duties under the Agreement of Trust, the Trustees meet on at least a quarterly basis to discuss information and circumstances relevant to the Trust.  The Trustees also conduct telephone conferences from time to time between the quarterly meetings to address developments that require more timely attention.  The Trustees held 22 meetings either in person or via teleconference in fiscal 2019.  All of the Trustees attended at least 75% of the sum of all Trustee meetings held in fiscal 2019.

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

Robert C. Berglund

Age: 72

Year Appointed and elected as Individual Trustee: 2009

Retired Vice President and General Manager, Cleveland-Cliffs Inc.

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

Age: 76

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

Michael P. Mlinar

Age: 65

Year Appointed and elected as Individual Trustee: 2014

Retired Vice President of North American Iron Ore Initiative, Cleveland-Cliffs Inc.

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

Robin M. Radke

Age: 48

Year Appointed and elected as Individual Trustee: 2019

Associate General Counsel, Merced Capital, L.P.

Ms. Radke has more than twenty-five years of business and legal experience, including over fifteen years in private and in-house legal practice.  Since 2014, she has been associate general counsel at Merced Capital, L.P., a privately-held registered investment advisor.  Prior to Merced, Ms. Radke was an attorney with Oppenheimer Wolff & Donnelly LLP (now Fox Rothschild LLP) for eleven years where her work included advising the Trust on securities reporting, internal controls and general matters.  Ms. Radke’s legal practice includes advising internal clients regarding a wide spectrum of industries, including financial services, lending, real estate, energy and shipping.  In addition, she has experience in securities law and general corporate law.

Effective October 2, 2018, pursuant to their authority under the Mesabi Land Trust Agreement, the Trustees voted as the sole unitholder and on behalf of Mesabi Trust to appoint Ms. Radke to succeed Richard G. Lareau as Trustee of the Mesabi Land Trust.

As previously reported, at the special meeting of Mesabi Trust certificate holders held on January 23, 2019, the Unitholders of Mesabi Trust approved the appointment of Ms. Radke as an individual Trustee of Mesabi Trust.

The Trust believes that each of the individual Trustees has a diversified background and extensive financial, business and industry specific expertise that make them an important resource in the oversight of the Trust’s affairs.  There are no family relationships among any of the Individual Trustees.

ITEM 11.          EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

The Trust does not have a board of directors, executive officers or any employees.  The compensation paid to the Trustees is governed by the Amendment to the Agreement of Trust dated October 25, 1982, as amended (the “Amendment”).  Other than in connection with the initial Trustees’ review and consideration of a proposal to increase annual Trustee compensation as reflected in the Trust’s proxy statement dated November 9, 2018, for which the Trustees engaged Grant Thornton LLP to review peer group research data and provide a compensation recommendation, the Trust does not use any compensation consultants.  In the third fiscal quarter 2019, the Trust paid Grant Thornton LLP $38,278 for these services.

The proposal to increase annual Trustee compensation was not approved by the Unitholders at the special meeting, as it failed to achieve the necessary 66 2/3% majority of outstanding Units of Beneficial Interest vote requirement.

The Amendment does not provide for any stock awards, option awards, non-equity incentive plan compensation, change in pension value, nonqualified deferred compensation earnings or any other compensation.  The Trust does not have severance agreements nor does it provide post-retirement benefits to the Trustees.  Accordingly, all such tables have been omitted from the Annual Report.

Pursuant to the Amendment, each individual Trustee receives at least $20,000 in annual compensation for services as Trustee.  Each year, annual Trustee compensation is adjusted up or down (but not below $20,000) in accordance with changes from the November 1981 level of 295.5 (the “1981 Escalation Level”) in the All Commodities Producer Price Index (with 1967 = 100 as a base).  The All Commodities Producer Price Index is published by the U.S. Department of Labor, Bureau of Labor Statistics.  The adjustment is made at the end of each fiscal year and is calculated on the basis of the proportion between (a) the level of such index for the November preceding the end of such fiscal year, and (b) the 1981 Escalation Level.  Any action to modify or otherwise vary the compensation of the individual Trustees as provided by the Amendment must be approved by the affirmative vote of 66 2/3% in interest of the Trust Certificates then outstanding.  Each of the individual Trustees received total compensation of $40,817 during fiscal 2019, except for Ms. Radke, who received $9,500 since she joined as a Trustee of the Trust in January 2019.

Under the Amendment, the Corporate Trustee receives annual compensation for services as a Trustee in an amount equal to the greater of (i) $20,000, or such other amount determined in accordance with the adjustments described in the preceding paragraph, or (ii) one quarter of one percent (1/4 of 1%) of the trust moneys, exclusive of proceeds of sale of any part of the Trust Estate (as such terms are defined in the Agreement of Trust), received by the Trustees and distributed to Unitholders.  The compensation paid to Deutsche Bank Trust Company Americas, for services as Corporate Trustee of the Trust, under this second prong of this compensation formula was $154,012 pursuant to the Amendment.

Additionally, each year the Corporate Trustee receives $62,500 to cover clerical and administrative services to Mesabi Trust, other than services customarily performed by a registrar or transfer agent for which the Corporate Trustee is paid additional service fees.  The Corporate Trustee earned $154,012 in cash compensation for the fiscal year ended January 31, 2019, inclusive of the $62,500 administrative fee.  The Corporate Trustee also received $7,244 for its services as registrar and transfer agent for the year ended January 31, 2019.  Accordingly, the Corporate Trustee earned $161,256 in total compensation for the fiscal year ended January 31, 2019.

Under the Amendment, the Individual Trustees may, in extraordinary circumstances, pay additional compensation to the Corporate Trustee.  The decision to pay such compensation must be unanimously approved by the Individual Trustees.  The Corporate Trustee did not receive any compensation for extraordinary services with respect to the year ended January 31, 2019.

Trustees’ Compensation Report

The Trustees have not designated a compensation committee and are not required to do so by applicable law or regulation.  The Trustees, as a group, have reviewed and discussed the Compensation Discussion and Analysis (“CD&A”) and based on such review and discussion have recommended that the CD&A be included in this Annual Report on Form 10-K.

MESABI TRUST

Deutsche Bank Trust Company Americas
Robert C. Berglund
James A. Ehrenberg
Michael P. Mlinar
Robin M. Radke

Trustee Compensation

Summary Compensation Table

The table below summarizes the total compensation earned by each of the Individual Trustees and the Corporate Trustee in the fiscal year ended January 31, 2019.

					Change in
					Pension Value
					and Nonqualified
				Non-Equity	Deferred
	Trustee	Stock	Option	Incentive Plan	Compensation	All Other
	Fees Earned	Awards	Awards	Compensation	Earnings	Compensation		Total
Name	($)	($)	($)	($)	($)	($)		($)

Deutsche Bank Trust Company Americas, Corporate Trustee	$154,012	N/A	N/A	N/A	N/A	7,244	(1)	$161,256

Robert C. Berglund	$40,817	N/A	N/A	N/A	N/A	N/A		$40,817

James A. Ehrenberg	$40,817	N/A	N/A	N/A	N/A	N/A		$40,817

Richard G. Lareau(2)	$40,817	N/A	N/A	N/A	N/A	N/A		$40,817

Michael P. Mlinar	$40,817	N/A	N/A	N/A	N/A	N/A		$40,817

Robin Radke(3)	$9,500	N/A	N/A	N/A	N/A	N/A		$9,500

(1)	Represents fees and disbursements paid to Deutsche Bank Trust Company Americas for its services as registrar and transfer agent of the Units.
(2)	Mr. Lareau retired as a Trustee of the Trust effective January 23, 2019.
(3)	Ms. Radke was appointed as Trustee of the Mesabi Land Trust on October 2, 2018, and as Trustee of Mesabi Trust on January 23, 2019.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND TRUSTEES.

Based on information that has been obtained from Mesabi Trust’s records and a review of statements of beneficial ownership filed with Mesabi Trust pursuant to Rule 13d-1 or Rule 13d-2 under the Securities Exchange Act of 1934, as amended, no person known to Mesabi Trust beneficially owns more than 5% in interest of the Trust Certificates outstanding as of April 1, 2019.

The table below sets forth information as to the Units of Beneficial Interest in Mesabi Trust beneficially owned as of April 1, 2019 by the Trustees individually and as a group.  Except as otherwise indicated and subject to applicable community property laws, each Trustee has sole voting and investment powers with respect to the securities listed.  There were no Certificates of Beneficial Interest of Mesabi Trust pledged by the Trustees as of January 31, 2019.  The Trust does not have any compensation plans under which securities of the Trust are authorized for issuance.

	Amount of Beneficial		Percent of
Name	Ownership of Units		Class

Deutsche Bank Trust Company Americas	0		0

Robert C. Berglund	2,000		**

James A. Ehrenberg	3,000	(1)	**

Michael P. Mlinar	4,499	(2)	**

Robin M. Radke	92		**

All Trustees as a group	9,591		**

** Less than 1%

(1)

All Units are held by James A. Ehrenberg and Donna Jean Ehrenberg Revocable Trust Dated September 12, 2012. Mr. and Mrs. Ehrenberg, as the trustees of the revocable trust, share the investment and voting power over all of those Units.

(2)	Includes 2,500 Units owned by Mr. Mlinar’s wife.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Person Transaction Policy

During the fiscal year ended January 31, 2019, the Trustees met on at least a quarterly basis and reviewed and approved or ratified certain transactions that occurred during each of the prior fiscal quarters.  In connection with their review of the Trust’s transactions, the Trustees consider whether there have been any related person transactions.  In determining whether to approve a related person transaction, the Trustees consider the following factors, in addition to any other factors they deem necessary or appropriate:

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

Based on their review of the Trust’s transactions during the fiscal year ended January 31, 2019, the Trustees concluded that there were no related person transactions required to be disclosed in this Annual Report on Form 10-K.

Pass-Through Royalty Trust Exemptions

Because of its legal structure and character as a pass-through royalty trust, the Trust is exempt from Rule 10A-3 of the Securities Exchange Act and the Corporate Governance Standards set forth in Section 303A of the New York Stock Exchange’s Listed Company Manual.

ITEM 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(a)         Audit Fees.

The aggregate fees paid during fiscal 2019 for professional services rendered by Baker Tilly Virchow Krause, LLP (“Baker Tilly”) for the audit of the Trust’s annual financial statements and internal control over financial reporting and review of the financial statements included in the Trust’s quarterly reports on Form 10-Q were $69,170.

The aggregate fees paid during fiscal 2018 for professional services rendered by Baker Tilly for the audit of the Trust’s annual financial statements, the audit of the Trustees’ assessment of internal control over financial reporting and review of the financial statements included in the Trust’s quarterly reports on Form 10-Q were $64,920.

(b)         Audit-Related Fees.

No fees were paid to Baker Tilly for assurance and related services that were not reasonably related to the performance of the audit or review of the Trust’s financial statements for fiscal 2019 or fiscal 2018.

(c)         Tax Fees.

No fees were paid to Baker Tilly for tax compliance, tax advice and tax planning for Mesabi Trust for fiscal 2019 or fiscal 2018.

(d)         All Other Fees.

No other fees were paid to Baker Tilly for services provided to Mesabi Trust, other than those described in item (a), for fiscal 2019 or fiscal 2018.

Before an independent registered public accounting firm is engaged to perform audit and review services for the Trust, the Trustees approve the engagement.

PART IV

ITEM 15.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) 1.     Financial Statements:

The following Financial Statements are incorporated in this Report by reference from the following pages of the Annual Report:

Trustees’ Report on Internal Control over Financial Reporting	Page F-2

Report of Independent Registered Public Accounting Firm	Page F-3

Balance Sheets as of January 31, 2019 and 2018	Page F-4

Statements of Income for the years ended January 31, 2019, 2018, and 2017	Page F-5

Statements of Unallocated Reserve and Trust Corpus for the years ended January 31, 2019, 2018, and 2017	Page F-6

Statements of Cash Flows for the years ended January 31, 2019, 2018, and 2017	Page F-7

Notes to Financial Statements	Pages F-8 - F-17

(a) 3.     Exhibits:

Item No.	Item	Filing Method

3	Agreement of Trust dated as of July 18, 1961

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

10(g)	Amendment of Assignment, Assumption and Further Assignment of Peters Lease	Incorporated by reference from Exhibit A to Mesabi Trust’s Report on Form 8-K dated August 17, 1989. (filed on paper – hyperlink is not required pursuant to Rule 105 of Regulation S-T)

10(h)	Amendment of Assignment, Assumption and Further Assignments of Cloquet Lease	Incorporated by reference from Exhibit B to Mesabi Trust’s Report on Form 8-K dated August 17, 1989. (filed on paper – hyperlink is not required pursuant to Rule 105 of Regulation S-T)

10(i)	Summary Description of Trustees’ Compensation	Filed herewith.

13	Annual Report of the Trustees of Mesabi Trust for the fiscal year ended January 31, 2019	Filed herewith.

14	Trustees Code of Ethics	Incorporated by reference from Exhibit 14 to Mesabi Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004.

31	Certification of Corporate Trustee of Mesabi Trust pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

Item No.	Item	Filing Method

32	Certification of Corporate Trustee of Mesabi Trust pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

101.INS	XBRL Instance Document	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith.

ITEM 16.          FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 12, 2019

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

/s/ Robert C. Berglund	April 12, 2019
Robert C. Berglund
Individual Trustee

/s/ James A. Ehrenberg	April 12, 2019
James A. Ehrenberg
Individual Trustee

/s/ Jeffrey Schoenfeld	April 12, 2019
Jeffrey Schoenfeld
Vice President
Deutsche Bank National Trust Company
For Deutsche Bank Trust Company Americas
Corporate Trustee of Mesabi Trust

/s/ Michael P. Mlinar	April 12, 2019
Michael P. Mlinar
Individual Trustee

/s/ Robin M. Radke	April 12, 2019
Robin M. Radke
Individual Trustee