Form 10-Q
period 2019-04-30
MESABI TRUST
filed 2019-06-07
CIK 65172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission File Number:  1-4488

MESABI TRUST

(Exact name of registrant as specified in its charter)

New York	13-6022277
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Deutsche Bank Trust Company Americas Trust & Agency Services 60 Wall Street 24th Floor New York, New York	10005
(Address of principal executive offices)	(Zip Code)

(904) 271-2520

(Registrant’s telephone number, including area code)

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units of Beneficial Interest, no par value	MSB	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 5, 2019, there were 13,120,010 Units of Beneficial Interest in Mesabi Trust outstanding.

Forward-Looking Statements

Certain information included in this Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934.  All such forward-looking statements, including those statements regarding estimation of iron ore pellet production, shipments or pricing, are based on information from the lessee/operator (and its parent corporation) of the mine located on the lands owned and held in trust for the benefit of the holders of units of beneficial interest of Mesabi Trust.  These statements may be identified by the use of forward-looking words, such as “may,” “will,” “could,” “project,” “predict,” “intend,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “should,” “assume,” “forecast” and other similar words.  Such forward-looking statements are inherently subject to known and unknown risks and uncertainties.  Actual results and future developments could differ materially from the results or developments expressed in or implied by these forward-looking statements.  These risks and uncertainties include, but are not limited to, volatility of iron ore and steel prices, market supply and demand, competition, environmental hazards, health and safety conditions, regulation or government action, litigation and uncertainties about estimates of reserves.  Further, substantial portions of royalties earned by Mesabi Trust are based on estimated prices that are subject to interim and final adjustments, which can be positive or negative, and are dependent in part on multiple price and inflation index factors under agreements to which Mesabi Trust is not a party and that are not known until after the end of a contract year.  It is possible that future negative price adjustments could partially or even completely offset royalties or royalty income that would otherwise be payable to the Trust in any particular quarter, or at year-end, thereby potentially reducing cash available for distribution to the Trust’s Unitholders in future quarters.  For a discussion of the factors, including without limitation, those that could materially and adversely affect Mesabi Trust’s actual results and performance, see “Risk Factors” set forth on pages 3 through 12 of Mesabi Trust’s Annual Report on Form 10-K for the year ended January 31, 2019, as updated by Part II, Item 1A of this Quarterly Report on Form 10-Q.  Mesabi Trust undertakes no obligation, other than that imposed by law, to make any revisions to the forward-looking statements contained in this filing or to update them to reflect circumstances occurring after the date of this filing.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements. (Note 1)

Mesabi Trust

Condensed Statements of Operations

Three Months Ended April 30, 2019 and 2018

	Three Months Ended
	April 30,
	2019	2018
	(unaudited)	(unaudited)
A. Condensed Statements of Operations

Revenues
Royalty income	$5,361,790	$6,646,670
Interest	105,083	37,377
Total revenues	5,466,873	6,684,047

Expenses	556,585	368,199

Net income	$4,910,288	$6,315,848

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING
Number of units outstanding	13,120,010	13,120,010

Net income per unit (Note 2)	$0.3743	$0.4814

Distributions declared per unit (Note 3)	$0.8900	$0.4500

See Notes to Condensed Financial Statements.

Mesabi Trust

Condensed Balance Sheets

April 30, 2019 and January 31, 2019

	April 30, 2019	January 31, 2019
	(unaudited)
B. Condensed Balance Sheets

Assets

Cash and cash equivalents	$450,421	$881,810

U.S. Government securities, at amortized cost (which approximates fair value)	16,689,201	32,122,312

Accrued income receivable	3,377,580	2,339,060
Contract asset	1,294,804	56,357
Prepaid expenses	71,085	54,472
Current assets	21,883,091	35,454,011

Fixed property, including intangibles, at nominal values
Assignments of leased property

Amended assignment of Peters Lease	1	1

Assignment of Cloquet Leases	1	1

Certificate of beneficial interest for 13,120,010 units of Land Trust	1	1
	3	3

Total assets	$21,883,094	$35,454,014

Liabilities, Unallocated Reserve And Trust Corpus

Liabilities
Distribution payable	$11,676,809	$18,236,814
Accrued expenses	167,114	411,508
Total liabilities	11,843,923	18,648,322

Unallocated reserve	10,039,168	16,805,689

Trust corpus	3	3

Total liabilities, unallocated reserve and trust corpus	$21,883,094	$35,454,014

See Notes to Condensed Financial Statements.

Mesabi Trust

Condensed Statements of Cash Flows

Three Months Ended April 30, 2019 and 2018

	Three Months Ended
	April 30,
	2019	2018
	(unaudited)	(unaudited)
C. Condensed Statements of Cash Flows

Operating activities
Royalties received	$3,149,582	$2,997,561
Interest received	40,324	16,755
Expenses paid	(817,592)	(299,716)

Net cash from operating activities	2,372,314	2,714,600

Investing activities
Maturities of U.S. Government securities	18,236,603	15,853,108
Purchases of U.S. Government securities	(2,803,492)	(371,452)

Net cash from investing activities	15,433,111	15,481,656

Financing activity
Distributions to unitholders	(18,236,814)	(15,481,612)

Net change in cash and cash equivalents	(431,389)	2,714,644

Cash and cash equivalents, beginning of period	881,810	314,835

Cash and cash equivalents, end of period	$450,421	$3,029,479

Reconciliation of net income to net cash from operating activities

Net income	$4,910,288	$6,315,848
Increase in accrued income receivable	(1,038,520)	(2,338,568)
Increase in contract asset	(1,238,447)	(1,331,163)
Increase in prepaid expense	(16,613)	(14,511)
Increase (decrease) in accrued expenses	(244,394)	82,994

Net cash from operating activities	$2,372,314	$2,714,600

Non cash financing activity

Distributions declared and payable	$11,676,809	$5,904,005

See Notes to Condensed Financial Statements.

Mesabi Trust

Notes to Condensed Financial Statements

April 30, 2019 (Unaudited)

Note 1.  The financial statements and notes to financial statements included herein have been prepared without audit (except for the balance sheet at January 31, 2019) in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  In the opinion of the Trustees, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the results of operations for the three months ended April 30, 2019 and 2018, (b) the financial position at April 30, 2019 and (c) the cash flows for the three months ended April 30, 2019 and 2018, have been made.  For further information, refer to the financial statements and footnotes included in Mesabi Trust’s Annual Report on Form 10-K for the year ended January 31, 2019.

gg

Note 2.  Net income per unit is based on 13,120,010 units outstanding during the period.

The Trust accounts for revenue in accordance with ASC 606, Revenue from Contracts with Customers. All revenue is recognized as the performance obligations are satisfied.

Disaggregation of Revenues

The following table represents a disaggregation of revenue for the three months ended April 30:

	Three Months Ended April 30,
	2019	2018
Base overriding royalties	$3,068,019	$3,857,485
Bonus royalties	2,106,957	2,634,231
Fee royalties	186,814	154,954
Total royalty income	$5,361,790	$6,646,670

Base overriding royalties

The performance obligation for the base overriding royalty consists of providing Northshore Mining Company (“Northshore”) access to the Peters Lands, Cloquet Lands, and Mesabi Lands and the right to mine on these lands.  The consideration to be received from this access relates to the volume of iron ore shipped by Northshore.  Mesabi Trust receives royalties at the greater of (i) the aggregate quantity of iron ore products shipped that were mined from Mesabi Trust Lands, and (ii) a portion of the aggregate quantity of all iron ore products shipped from Silver Bay that were mined from any lands, such portion being 90% of the first four million tons shipped from Silver Bay during such year, 85% of the next two million tons shipped during such year, and 25% of all tonnage shipped during such year in excess of six million tons.  The royalty percentage paid to the Trust increases as the aggregate tonnage of iron ore products shipped, attributable to the Trust, in any calendar year increases past each of the first four one-million ton volume thresholds.  The base overriding royalties contain variable consideration, as the transaction price is based on a percentage that varies based on the total cumulative tons of iron ore shipped for the calendar year.  The Trust estimates the variable consideration it expects to be entitled to receive over the contractual period associated with the royalty agreement.  Under the royalty agreement, measuring the total cumulative volumes of iron ore shipped, and the applicable royalty percentages, are reset at the beginning of each calendar year.  The Trust evaluates the estimate of the variable consideration to determine whether the estimate needs to be constrained; therefore, the Trust includes the variable consideration in the transaction price only to the extent that it is probable that a significant reversal of the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved.  For the base overriding royalties, the Trust estimates the base overriding royalty percentage using the expected value method, which calculates the estimate based off the historical, current, and forecasted shipments.  The Trust recognizes base overriding royalties on a quarterly basis based on the actual shipments for the fiscal quarter at the estimated royalty percentage as described above and based on the estimated prices for iron ore products sold under the Cliffs Pellet Agreements.

Bonus royalties

The performance obligation for the bonus royalties consists of providing Northshore access to the Peters Lands, Cloquet Lands, and Mesabi Lands and the right to mine on these lands and the consideration to be received from this access relates to the volume of iron ore shipped by Northshore.  The Trust recognizes bonus royalties on a quarterly basis based on the actual shipments of the fiscal quarter at the actual royalty percentage for those shipments and based on the anticipated prices for iron ore products sold under the Cliffs Pellet Agreements.

Fee royalties

The performance obligation for the fee royalties consists of the volume of crude ore mined on a quarterly basis.  The Trust recognizes fee royalties on a quarterly basis based on the actual crude ore mined during the fiscal quarter.

Accrued income receivable

The accrued income receivable is included in net income per unit.  The Trust recorded $3,377,580 of accrued income receivable as reflected on the Condensed Balance Sheet as of April 30, 2019 (unaudited).  As of January 31, 2019, the Trust recorded accrued income receivable of $2,339,060.  Accrued income receivable is accounted for and reported for the Trust’s fiscal quarter based on shipments during the month of April at estimated prices for iron ore products sold under the Cliffs Pellet Agreements, even though such accrued income receivable is not available for distribution to the holders of Certificates of Beneficial Interest in Mesabi Trust (“Unitholders”) until the applicable royalties are actually received by the Trust.  Accrued income receivable also includes accruals for anticipated pricing adjustments, which can be positive or negative.

Contract asset

A contract asset in the amount of $1,294,804 is reflected on the Condensed Balance Sheet as of April 30, 2019 (unaudited).  As of January 31, 2019 the Trust recorded a contract asset of $56,357.  The contract asset is based on the revenue recognized on the base overriding royalties, at the estimated prices for iron ore products sold under the Cliffs Pellet Agreements, that will be collected in subsequent quarters as the uncertainty associated with the variable consideration is resolved.  The contract asset is not available for distribution to the Unitholders until the applicable royalties are actually received by the Trust.  The Trust includes estimated future royalty rates on current contracted volumes within contract asset.

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

Note 4.  On April 29, 2019, the Trustees received the quarterly royalty report of iron ore product shipments from Silver Bay, Minnesota during the calendar quarter ended March 31, 2019 from Cleveland-Cliffs Inc., formerly known as Cliffs Natural Resources Inc. (“Cliffs”), the parent company of Northshore.  On April 12, 2019, the Trustees declared a distribution of $0.89 per Unit of Beneficial Interest payable on May 20, 2019 to Mesabi Trust Unitholders of record at the close of business on April 30, 2019.

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

As of April 30, 2019 and January 31, 2019, the unallocated cash and U.S. Government securities portion of the Trust’s Unallocated Reserve was comprised of the following components:

	April 30, 2019 (unaudited)	January 31, 2019
Cash and U.S. Government securities	$17,139,622	$33,004,122
Distribution payable	(11,676,809)	(18,236,814)

Unallocated cash and U.S. Government securities	$5,462,813	$14,767,308

A reconciliation of the Trust’s Unallocated Reserve and Trust Corpus for the three months ended April 30, 2019 and April 30, 2018 is as follows:

	Unallocated	Trust
	Reserve	Corpus	Total
Balances at January 31, 2019	$16,805,689	$3	$16,805,692

Net income	4,910,288	—	4,910,288
Distributions declared - $0.8900 per share	(11,676,809)	—	(11,676,809)

Balances at April 30, 2019	$10,039,168	$3	$10,039,171

	Unallocated	Trust
	Reserve	Corpus	Total
Balances at January 31, 2018	$10,606,675	$3	$10,606,678

Net income	6,315,848	—	6,315,848
Distributions declared - $0.4500 per share	(5,904,005)	—	(5,904,005)

Balances at April 30, 2018	$11,018,518	$3	$11,018,521

Item 2.  Trustees’ Discussion and Analysis of Financial Condition and Results of Operations.

This discussion should be read in conjunction with the condensed financial statements and notes presented in this Quarterly Report on Form 10-Q and the financial statements and notes in the last filed Annual Report on Form 10-K filed for the year ended January 31, 2019 for a full understanding of Mesabi Trust’s financial position and results of operations for the three month period ended April 30, 2019.

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

Three types of royalties, as well as royalty bonuses, comprise the Trust’s leasehold royalty income:

•

Base overriding royalties.  Base overriding royalties have historically constituted the majority of the Trust’s royalty income.  Base overriding royalties are determined by both the volume and selling price of iron ore products shipped.  Northshore is obligated to pay the Trust base overriding royalties in varying amounts, based on the volume of iron ore products shipped.  Base overriding royalties are calculated as a percentage of the gross proceeds of iron ore products produced at Mesabi Trust Lands (and to a limited extent other lands) and shipped from Silver Bay, Minnesota.  The percentage ranges from 2-1/2% of the gross proceeds for the first one million tons of iron ore products shipped annually to 6% of the gross proceeds for all iron ore products in excess of four million tons so shipped annually.  Base overriding royalties are subject to interim and final price adjustments under the term contracts between Northshore, Cliffs and their customers (the “Cliffs Pellet Agreements”) and, as described elsewhere in this report, such adjustments may be positive or negative.

•

Royalty bonuses.  The Trust earns royalty bonuses when iron ore products shipped from Silver Bay are sold at prices above a threshold price per ton.  The royalty bonus is based on a percentage of the gross proceeds of product shipped from Silver Bay.  The threshold price is adjusted (but not below $30.00 per ton) on an annual basis for inflation and deflation (the “Adjusted Threshold Price”).  The Adjusted Threshold Price was $55.74 per ton for calendar year 2018 and will be $56.93 per ton for calendar year 2019.  The royalty bonus percentage ranges from 1/2 of 1% of the gross proceeds (on all tonnage shipped for sale at prices between the Adjusted Threshold Price and $2.00 above the Adjusted Threshold Price) to 3% of the gross proceeds (on all tonnage shipped for sale at prices $10.00 or more above the Adjusted Threshold Price).  Royalty bonuses are subject to price adjustments under the Cliffs Pellet Agreements and, as described elsewhere in this report, such adjustments may be positive or negative.

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

•

Minimum advance royalties.  Northshore’s obligation to pay base overriding royalties and royalty bonuses with respect to the sale of iron ore products generally accrues upon the shipment of those products from Silver Bay.  However, regardless of whether any shipment has occurred, Northshore is obligated to pay to Mesabi Trust a minimum advance royalty.  Each year, the amount of the minimum advance royalty is adjusted (but not below $500,000 per annum) for inflation and deflation.  The minimum advance royalty was $929,320 for calendar year 2018 and will be $949,295 for calendar year 2019.  Until overriding royalties (and royalty bonuses, if any) for a particular year equal or exceed the minimum advance royalty for the year, Northshore must make quarterly payments of up to 25% of the minimum advance royalty for the year.  Because minimum advance royalties are essentially prepayments of base overriding royalties and royalty bonuses earned each year, any minimum advance royalties paid in a fiscal quarter are recouped by credits against base overriding royalties and royalty bonuses earned in later fiscal quarters during the year.

The current royalty rate schedule became effective on August 17, 1989 pursuant to the Amended Assignment Agreements, which the Trust entered into with Cyprus Northshore Mining Corporation (“Cyprus NMC”).  Pursuant to the Amended Assignment Agreements, overriding royalties are determined by both the volume and selling price of iron ore products shipped.  In 1994, Cyprus NMC was sold by its parent corporation to Cliffs and renamed Northshore Mining Company.  Cliffs now operates Northshore as a wholly owned subsidiary.

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

During the course of its fiscal year, some portion of royalties expected to be paid to Mesabi Trust is based in part on estimated prices for iron ore products sold under the Cliffs Pellet Agreements.  The Cliffs Pellet Agreements use estimated prices which are subject to interim and final pricing adjustments, which can be positive or negative, and which adjustments are dependent in part on multiple price and inflation index factors that are not known until after the end of a contract year.  Even though Mesabi Trust is not a party to the Cliffs Pellet Agreements, these adjustments can result in significant variations in royalties payable to Mesabi Trust (and, in turn, the resulting amount available for distribution to Unitholders by the Trust) from quarter to quarter and on a comparative historical basis, and these variations, which can be positive or negative, cannot be predicted by the Trust.  In either case, these price adjustments will impact future royalties payable to the Trust and, in turn, will impact cash reserves that become available for distribution to Unitholders.

According to Cliffs’ Form 10-Q for its quarter ended March 31, 2019, sales volumes under most of its multi-year supply agreements with Cliffs’ customers are largely dependent on customer requirements and contain a base price that is adjusted annually using one or more adjustment factors.  The factors that could result in price adjustments under Cliffs’ customer contracts include changes in the Platts 62% Price, hot-rolled coil steel price, Atlantic Basin pellet premiums, published Platts international indexed freight rates and changes in specified producer price indices, including those for industrial commodities, fuel and steel.

As also described elsewhere in this report, the Trust receives a bonus royalty equal to a percentage of the gross proceeds of iron ore products (mined from Mesabi Trust lands) shipped from Silver Bay and sold at prices above the Adjusted Threshold Price.  Although 98.1% all of the iron ore products shipped from Silver Bay during calendar 2018 was sold at prices higher than the Adjusted Threshold Price, the Trustees are unable to project whether Cliffs will continue to be able to sell iron ore products at prices above the applicable Adjusted Threshold Price, entitling the Trust to any future bonus royalty payments.

Deutsche Bank Trust Company Americas, the Corporate Trustee of Mesabi Trust, performs certain administrative functions for Mesabi Trust.  The Trust maintains a website at www.mesabi-trust.com.  The Trust makes available (free of charge) its annual, quarterly and current reports (and any amendments thereto) filed with the SEC through its website as soon as reasonably practicable after electronically filing or furnishing such material with or to the SEC.

Results of Operations

Comparison of Iron Ore Pellet Production and Shipments for the Three Months Ended April 30, 2019 and April 30, 2018

As shown in the table below, during the three months ended April 30, 2019, production of iron ore pellets at Northshore from Mesabi Trust Lands totaled 1,253,663 tons, and shipments over the same period totaled 524,706 tons.  By comparison, pellet production and shipments for the comparable period in 2018 was 1,378,750 and 631,916, respectively. The decrease in production and shipments is attributable to the anticipated demand from Northshore’s customers as compared to the prior comparable period. For the three months ended April 30, 2019, approximately 95.1% of shipments from Silver Bay, Minnesota originated from Trust lands.

	Pellets Produced from	Pellets Shipped from
	Trust Lands	Trust Lands
Three Months Ended	(Tons)	(Tons)
April 30, 2019	1,253,663	524,706
April 30, 2018	1,378,750	631,916

Comparison of Royalty Income for the Three Months Ended April 30, 2019 and April 30, 2018

As reflected in the table below, the Trust’s total royalty income for the three months ended April 30, 2019 decreased by $1,284,880 to $5,361,790 as compared to the three months ended April 30, 2018.  The decrease in total royalty income is due to the decrease in shipments during the three months ended April 30, 2019, as compared to the three months ended April 30, 2018.

The table below shows that the base overriding royalties decreased $789,466 and the bonus royalties decreased by $527,274 for the three months ended April 30, 2019, as compared to the three months ended April 30, 2018.  Fee royalties increased by $31,860 over the same period.  The decrease in the base overriding royalties and bonus royalties is attributable to a decrease in shipments in the current period as compared to the prior comparable period.  The increase in the fee royalty amount is due to an increase in the price per ton of iron ore mined under the Peters Lease.

The table below summarizes the components of Mesabi Trust’s total royalty income for the three months ended April 30, 2019 and April 30, 2018, respectively:

	Three Months Ended April 30,
	2019	2018
Base overriding royalties	$3,068,019	$3,857,485
Bonus royalties	2,106,957	2,634,231
Minimum advance royalty paid (recouped)	—	—
Fee royalties	186,814	154,954
Total royalty income	$5,361,790	$6,646,670

Comparison of Net Income, Expenses and Distributions for the Three Months Ended April 30, 2019 and April 30, 2018

Net income for the three months ended April 30, 2019 was $4,910,288, a decrease of $1,405,560 as compared to the three months ended April 30, 2018.  The decrease in net income for the three months ended April 30, 2019 was the result of a decrease in shipments, as compared to the three months ended April 30, 2018.  The Trust’s expenses for the three months ended April 30, 2019 were $556,585, an increase of $188,386 compared to the expenses for the three months ended April 30, 2018.  The increase in expenses was primarily attributable to an increase in legal fees and expenses, as well as increased consulting fees and expenses for the three months ended April 30, 2019, as compared to the three months ended April 30, 2018. The table below summarizes the Trust’s income and expenses for the three months ended April 30, 2019 and April 30, 2018, respectively.

	Three Months Ended April 30,
	2019	2018
Total royalty income	$5,361,790	$6,646,670
Interest income	105,083	37,377
Total revenues	5,466,873	6,684,047
Expenses	556,585	368,199
Net income	$4,910,288	$6,315,848

As presented on the “Trust’s Condensed Statements of Operations” on page 3 of this quarterly report, the Trust’s net income per unit decreased $0.1071 per unit to $0.3743 per unit for the fiscal quarter ended April 30, 2019 as compared to the fiscal quarter ended April 30, 2018.  On April 12, 2019, the Trust declared a distribution of $0.89 per unit payable on May 20, 2019 to Unitholders of record on April 30, 2019.  Comparatively, the Trust declared a distribution of $0.45 per unit to Unitholders in April 2018.

On a quarterly basis, the Trustees review a variety of financial and economic data and information impacting the Trust, and upon the Trustees’ determination, distributions may be declared approximately ten weeks after the Trustees receive a quarterly royalty report from Northshore and Cliffs and the Trust receives the actual royalty payment with respect to royalty income that is payable for iron ore shipments through the end of each prior calendar quarter.  Royalty payments may include pricing adjustments with respect to shipments made during prior periods.  The Trust accounts for and reports accrued income receivable based on shipments during the last month of each of the Trust’s fiscal quarters (April, July, October and January) and price adjustments under the Cliffs Pellet Agreements (which can be positive or negative and can result in significant variations in royalties received by Mesabi Trust and cash available for distribution to Unitholders) as reported to the Trust by Northshore.  The Trust accounts for these amounts by using estimated prices and reports such amounts even though accrued income receivable is not available for distribution to Unitholders until it is received by the Trust.  Accordingly, distributions declared by the Trust are not equivalent to the Trust’s net income during the periods reported in this quarterly report on Form 10-Q.

Comparison of Unallocated Reserve as of April 30, 2019, April 30, 2018 and January 31, 2019

As set forth in the tables below, Unallocated Reserve, which is comprised of accrued income receivable, contract asset, unallocated cash and U.S. Government securities, prepaid expenses and accrued expenses decreased from $11,018,518 as of April 30, 2018 to $10,039,168 as of April 30, 2019.  The decrease in Unallocated Reserve as of April 30, 2019, as compared to April 30, 2018, is primarily the result of a decrease in the accrued income receivable.  The decrease in the accrued income receivable portion of the Unallocated Reserve is attributable to a decrease in shipments for the month ended April 30, 2019 as compared to the prior comparable period.

	Fiscal Three months ended April 30,
	2019	2018
Accrued Income Receivable	$3,377,580	$4,294,659
Contract Asset	1,294,804	1,430,427
Unallocated Cash and U.S. Government Securities	5,462,813	5,441,269
Prepaid Expenses and (Accrued Expenses), net	(96,029)	(147,837)
Unallocated Reserve	$10,039,168	$11,018,518

It is possible that future negative price adjustments could offset, or even eliminate, future royalties or royalty income that would otherwise be payable to the Trust in any particular quarter, or at year end, thereby potentially reducing cash available for distribution to the Trust’s Unitholders in future quarters.  See the discussion under the heading “Risk Factors” beginning on page 3 of the Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 2019.

The Trust’s Unallocated Reserve as of April 30, 2019 decreased by $6,766,521 to $10,039,168, as compared to the fiscal year ended January 31, 2019.  The decrease in Unallocated Reserve as of April 30, 2019, as compared to January 31, 2019, is primarily the result of a decrease in the unallocated cash and U.S. Government securities.   The decrease in the unallocated cash and U.S. Government securities is the result of when royalties are received compared to when distributions are declared, which is discussed further in “Note 3” on page 7.  As of April 30, 2019, the Trust’s Unallocated Reserve consisted of $5,462,813 of unallocated cash and

U.S. Government securities and $3,377,580 of accrued income receivable.  At January 31, 2019, the Trust’s Unallocated Reserve consisted of $14,767,308 in unallocated cash and U.S. Government securities and $2,339,060 of accrued income receivable.

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

Recent Developments

Quarterly Royalty Report

On April 30, 2019, the Trustees announced that the Trust received from Cliffs the quarterly royalty report of iron ore shipments from Silver Bay, Minnesota during the quarter ended March 31, 2019.

As reported to Mesabi Trust by Cliffs in the quarterly royalty report, based on shipments of iron ore products by Northshore during the three months ended March 31, 2019, Mesabi Trust was credited with a base royalty of $394,557.  Mesabi Trust also was credited with a bonus royalty in the amount of $473,469.  Royalties paid to Mesabi Trust reflected the addition of $2,102,821 as a result of positive pricing adjustments to base and bonus royalty calculations related to changes in price estimates made in the previous calendar quarters of 2018.  In addition, a royalty payment of $178,735 was paid to the Mesabi Land Trust.  Accordingly, the total royalty payments received by Mesabi Trust on April 30, 2019 from Northshore were $3,149,582.

The royalties paid to Mesabi Trust are based on the volume of shipments of iron ore pellets for the quarter and the year to date, the pricing of iron ore product sales, and the percentage of iron ore pellet shipments from Mesabi Trust lands rather than from non-Mesabi Trust lands.  In the first calendar quarter of 2019, Northshore credited Mesabi Trust with 126,568 tons of iron ore shipped, as compared to 195,764 tons during the first calendar quarter of 2018.

The volume of shipments of iron ore pellets (and other iron ore products) by Northshore varies from quarter to quarter and year to year based on a number of factors, including the requested delivery schedules of customers, general economic conditions in the iron ore industry, and weather conditions on the Great Lakes.  Further, the prices under the term contracts among Northshore, Cliffs, and certain of their customers (the “Cliffs Pellet Agreements”), to which Mesabi Trust is not a party, are subject to interim and final pricing adjustments, dependent in part on multiple price and inflation index factors, some of which are not known until after the end of a contract year.  The factors that could result in price adjustments under Cliffs’ customer contracts include changes in the Platts 62% Price, hot-rolled coil steel price, the Atlantic Basin pellet premium, published Platts international indexed freight rates and changes in specified producer price indices, including those for industrial commodities, fuel and steel.  These multiple factors can result in significant variations in royalties received by Mesabi Trust (and in turn, the resulting funds available for distribution to Unitholders by Mesabi Trust) from quarter to quarter and from year to year.  These variations, which can be positive or negative, cannot be predicted by the Trustees of Mesabi Trust.  Royalty payments anticipated to be received during fiscal 2020 will continue to reflect pricing estimates for shipments of iron ore products that will be subject to positive or negative pricing adjustments pursuant to the Cliffs Pellet Agreements.  Based on the above factors, and as indicated by the Trust’s historical distribution payments, the royalties received by the Trust, and the distributions paid to Unitholders, if any, in any particular quarter are not necessarily indicative of royalties that will be received, or distributions that will be paid, if any, in any subsequent quarter or full year.

With respect to calendar year 2019, Northshore has not advised Mesabi Trust of its expected total 2019 shipments of iron ore products or what percentage of 2019 shipments will be from Mesabi Trust iron ore.  Cliffs indicated that the royalty payments reported to the Trust in April 2019 were based on estimated iron ore pellet prices under the Cliffs Pellet Agreements, and are subject to change.  It is possible that future negative price adjustments could offset, or even eliminate, royalties or royalty income that would otherwise be payable to Mesabi Trust in any particular quarter, or at year end, thereby potentially reducing cash available for distribution to Mesabi Trust’s Unitholders in future quarters.

Mesabi Trust Distribution Announcement

As previously reported by Mesabi Trust on April 12, 2019, the Trustees of Mesabi Trust (NYSE: MSB) declared a distribution of eighty-nine cents ($0.89) per Unit of Beneficial Interest payable on May 20, 2019 to Mesabi Trust Unitholders of record at the close of business on April 30, 2019.

Recent Cliffs’ Announcements

During its first quarter 2019 earnings conference call on April 25, 2019, Cliffs indicated that it remained on track for a middle-2020 completion of its HBI plant in Toledo, Ohio. Cliffs also indicated that 500,000 long tons of DR-grade pellets are expected to be produced and shipped from Northshore to Cliffs’ HBI plant in Toledo during the third quarter 2019.  Further, based on the disclosures by Cliffs during the conference call, it is anticipated that, upon completion, Cliffs’ HBI plant in Toledo would be capable of producing 1.9 million metric tons of HBI and will consume 2.8 million long tons of Northshore DR-grade pellets. Northshore’s DR-grade pellet production capacity was estimated as 3.5 million long tons of DR-grade pellets, comprised of 67% iron and 2% silica.  The Trustees are not able to predict the impact on the Trust’s future potential royalties of either Northshore’s future anticipated production and shipments of DR-grade pellets from Silver Bay, or Cliffs’ HBI project.

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

In accordance with the Agreement of Trust and the Amendment, the Trustees are entitled to, and in fact do, rely upon certain experts in good faith, including (i) the independent consultants with respect to monthly production and shipment reports, which include figures on crude ore production and iron ore pellet shipments, and discussions concerning the condition and accuracy of the scales and plans regarding the development of Mesabi Trust’s mining property; and (ii) the accounting firm they have contracted with for non-audit services, including reviews of financial data related to shipping and sales reports provided by Northshore and a review of the schedule of leasehold royalties payable to Mesabi Trust.  For a discussion of additional factors, including but not limited to those that could adversely affect Mesabi Trust’s actual results and performance, see “Risk Factors” set forth on pages 3 through 12 of Mesabi Trust’s Annual Report on Form 10-K for the year-ended January 31, 2019, as updated by Part II, Item 1A of this Quarterly Report on Form 10-Q.

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

Effects of Securities Regulation

The Trust is a publicly traded, pass-through royalty trust with its Trust Certificates listed on the New York Stock Exchange (“NYSE”) and is therefore subject to extensive regulation under, among others, the Securities Act of 1933, the Securities Exchange Act of 1934, the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), each as amended, and the rules and regulations of the NYSE.  Issuers failing to comply with such authorities risk serious consequences, including criminal as well as civil and administrative penalties.  In most instances, these laws, rules and regulations do not specifically address their applicability to a publicly-traded pass-through royalty trust such as Mesabi Trust.  In particular, Sarbanes-Oxley mandated the adoption by the SEC and NYSE of certain rules and regulations that are impossible for the Trust to literally satisfy because of its nature as a pass-through trust.  Pursuant to NYSE rules, as a pass-through royalty trust, the Trust is exempt from many of the corporate governance requirements that apply to other publicly traded corporations.  The Trust does not have, nor does the Agreement of Trust provide for, a board of directors, an audit committee, a corporate governance committee, a compensation committee or executive officers.  The Trust has no employees.  The Trustees closely monitor the SEC’s and NYSE’s rulemaking activities and will comply with their rules and regulations to the extent applicable.

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

There have been no material changes in the Trust’s critical accounting policies or significant accounting estimates during the three months ended April 30, 2019.  For a complete description of the Trust’s significant accounting policies, please see Note 2 to the financial statements included in the Trust’s Annual Report on Form 10-K for the year ended January 31, 2019.

Certain Tax Information

The Trust is not taxable as a corporation for federal or state income tax purposes and is instead qualified as a nontaxable grantor trust.  Since the Trust’s inception, all net taxable income is annually attributable directly to Unitholders for tax purposes regardless of whether the income is distributed or retained by the Trust in its reserve account.  As such, in lieu of the Trust paying income taxes, Unitholders report their pro rata share of the various items of Trust income and deductions on their income tax returns.  This reporting is required whether or not the earnings of the Trust are distributed as to Unitholders.  During calendar 2019, any funds retained to increase the Trust’s unallocated reserve, which were derived from reportable royalty income, will nonetheless become taxable as reportable income to Unitholders, depending on each individual’s personal tax situation.  Information regarding the background on the changes in the Trust’s unallocated reserve is described above under “Results of Operations — Comparison of Unallocated Reserve as of April 30, 2019, April 30, 2018 and January 31, 2019” on page 12.  Unitholders are encouraged to consult with their own tax advisors to plan for any financial impact related to this and to review their personal tax situations related to investing in, holding or selling units of beneficial interest in Mesabi Trust.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.  The Trust maintains a system of disclosure controls and procedures designed to ensure that information required to be disclosed by the Trust in the reports that it furnishes or files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and regulations of the SEC.  Due to the pass-through nature of the Trust, the Trust’s disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Trust is received from Cliffs and its wholly-owned subsidiary, Northshore.  In order to help ensure the accuracy and completeness of the information required to be disclosed in the Trust’s periodic and current reports, the Trust employs certified public accountants, geological consultants, and attorneys.  These professionals hired by the Trust advise the Trust in its review and compilation of the information in this Form 10-Q and the other periodic reports filed by the Trust with the SEC.

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

Changes in Internal Control over Financial Reporting.  To the knowledge of the Trustees, there were no changes in the Trust’s internal control over financial reporting that occurred during the Trust’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.  The Trustees note for purposes of clarification that they have no authority over, and make no statement concerning, the internal controls of Northshore or Cliffs.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A.  Risk Factors

There have been no material changes in the Trust’s risk factors as described in “Risk Factors” set forth on pages 3 through 12 of Mesabi Trust’s Annual Report on Form 10-K for the year-ended January 31, 2019.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

None.

Item 5.  Other Information

Mine Safety and Health Administration Safety Data.  Pursuant to §1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, Cliffs started reporting information related to certain mine safety results at Northshore.  This information is available in Part II, Item 4 of Cliffs’ Quarterly Report on Form 10-Q filed with the SEC on April 25, 2019.

Item 6.  Exhibits.

(a)Exhibits

The following exhibits are being filed or furnished with this Quarterly Report on Form 10-Q:

Exhibit No.	Exhibit	Filing Method

31	Certification of Corporate Trustee of Mesabi Trust pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certification of Corporate Trustee of Mesabi Trust pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

99.1	Report of Baker Tilly Virchow Krause, LLP, dated June 7, 2019 regarding its review of the unaudited interim financial statements of Mesabi Trust as of and for the three months ended April 30, 2019.	Filed herewith

101	XBRL Instance Document	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MESABI TRUST
(Registrant)

	By:	DEUTSCHE BANK TRUST COMPANY AMERICAS
Corporate Trustee
Principal Administrative Officer and duly authorized signatory:*

	By:	DEUTSCHE BANK NATIONAL TRUST COMPANY

June 7, 2019		By:	/s/ Jeffrey Schoenfeld
Name: Jeffrey Schoenfeld*
Title: Vice President

* There are no principal executive officers or principal financial officers of the registrant.