Form 10-Q
period 2019-07-31
MESABI TRUST
filed 2019-09-06
CIK 65172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2019

or

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

As of September 5, 2019, there were 13,120,010 Units of Beneficial Interest in Mesabi Trust outstanding.

Forward-Looking Statements

Certain information included in this Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934.  All such forward-looking statements, including those statements regarding estimation of iron ore pellet production, shipments, pricing, royalties and other matters, are based on information from the lessee/operator (and its parent corporation) of the mine located on the lands owned and held in trust for the benefit of the holders of units of beneficial interest of Mesabi Trust.  These statements may be identified by the use of forward-looking words, such as “may,” “will,” “could,” “project,” “predict,” “intend,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “should,” “assume,” “forecast” and other similar words.  Such forward-looking statements are inherently subject to known and unknown risks and uncertainties.  Actual results and future developments could differ materially from the results or developments expressed in or implied by these forward-looking statements.  These risks and uncertainties include, but are not limited to, volatility of iron ore and steel prices, market supply and demand, competition, environmental hazards, health and safety conditions, regulation or government action, litigation, uncertainties about estimates of reserves, general adverse business and industry economic trends, uncertainties arising from war, terrorist events and other global events, higher or lower customer demand for steel and iron ore, decisions by mine operators regarding curtailments or idling production lines or entire plants, environmental compliance uncertainties, difficulties in obtaining and renewing necessary operating permits, higher imports of steel and iron ore substitutes, processing difficulties, consolidation and restructuring in the domestic steel market, market inputs tied to indexed price adjustment factors found in Cliffs Pellet Agreements resulting in future adjustments to royalties payable to Mesabi Trust and other factors.  Further, substantial portions of royalties earned by Mesabi Trust are based on estimated prices that are subject to interim and final adjustments, which can be positive or negative, and are dependent in part on multiple price and inflation index factors under agreements to which Mesabi Trust is not a party and that are not known until after the end of a contract year.  It is possible that future negative price adjustments could partially or even completely offset royalties or royalty income that would otherwise be payable to the Trust in any particular quarter, or at year-end, thereby potentially reducing cash available for distribution to the Trust’s Unitholders in future quarters.  For a discussion of the factors, including without limitation, those that could materially and adversely affect Mesabi Trust’s actual results and performance, see “Risk Factors” set forth on pages 3 through 12 of Mesabi Trust’s Annual Report on Form 10-K for the year ended January 31, 2019, as updated by Part II, Item 1A of this Quarterly Report on Form 10-Q.  Mesabi Trust undertakes no obligation, other than that imposed by law, to make any revisions to the forward-looking statements contained in this filing or to update them to reflect circumstances occurring after the date of this filing.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements. (Note 1)

Mesabi Trust

Condensed Statements of Operations

Three and Six Months Ended July 31, 2019 and 2018

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2019	2018	2019	2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
A. Condensed Statements of Operations

Revenues
Royalty income	$14,301,838	$19,125,069	$19,663,627	$25,771,739
Interest	42,386	26,883	147,469	64,260
Total revenues	14,344,224	19,151,952	19,811,096	25,835,999

Expenses	432,537	280,497	989,121	648,696

Net income	$13,911,687	$18,871,455	$18,821,975	$25,187,303

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING
Number of units outstanding	13,120,010	13,120,010	13,120,010	13,120,010

Net income per unit (Note 2)	$1.0603	$1.4384	$1.4346	$1.9198

Distributions declared per unit (Note 3)	$0.2100	$0.2200	$1.1000	$0.6700

See Notes to Condensed Financial Statements.

Mesabi Trust

Condensed Balance Sheets

July 31, 2019 and January 31, 2019

	July 31, 2019	January 31, 2019
	(unaudited)
B. Condensed Balance Sheets

Assets

Cash and cash equivalents	$452,628	$881,810

U.S. Government securities, at amortized cost (which approximates fair value)	16,484,759	32,122,312

Accrued income receivable	3,820,631	2,339,060
Contract asset	3,223,078	56,357
Prepaid expenses	170,698	54,472
Current assets	24,151,794	35,454,011

Fixed property, including intangibles, at nominal values
Assignments of leased property

Amended assignment of Peters Lease	1	1

Assignment of Cloquet Leases	1	1

Certificate of beneficial interest for 13,120,010 units of Land Trust	1	1
	3	3

Total assets	$24,151,797	$35,454,014

Liabilities, Unallocated Reserve And Trust Corpus

Liabilities
Distribution payable	$2,755,202	$18,236,814
Accrued expenses	200,939	411,508
Total liabilities	2,956,141	18,648,322

Unallocated reserve	21,195,653	16,805,689

Trust corpus	3	3

Total liabilities, unallocated reserve and trust corpus	$24,151,797	$35,454,014

See Notes to Condensed Financial Statements.

Mesabi Trust

Condensed Statements of Cash Flows

Six Months Ended July 31, 2019 and 2018

	Six Months Ended
	July 31,
	2019	2018
	(unaudited)	(unaudited)
C. Condensed Statements of Cash Flows

Operating activities
Royalties received	$15,025,100	$16,056,417
Interest received	137,704	51,515
Expenses paid	(1,315,916)	(735,803)

Net cash from operating activities	13,846,888	15,372,129

Investing activities
Maturities of U.S. Government securities	32,122,312	24,168,903
Purchases of U.S. Government securities	(16,484,759)	(18,273,425)

Net cash from investing activities	15,637,553	5,895,478

Financing activity
Distributions to unitholders	(29,913,623)	(21,385,616)

Net change in cash and cash equivalents	(429,182)	(118,009)

Cash and cash equivalents, beginning of period	881,810	314,835

Cash and cash equivalents, end of period	$452,628	$196,826

Reconciliation of net income to net cash from operating activities

Net income	$18,821,975	$25,187,303
Increase in accrued income receivable	(1,481,571)	(6,820,424)
Increase in contract asset	(3,166,721)	(2,907,643)
Increase in prepaid expense	(116,226)	(97,625)
Increase (decrease) in accrued expenses	(210,569)	10,518

Net cash from operating activities	$13,846,888	$15,372,129

Non cash financing activity

Distributions declared and payable	$2,755,202	$2,886,402

See Notes to Condensed Financial Statements.

Mesabi Trust

Notes to Condensed Financial Statements

July 31, 2019 (Unaudited)

Note 1.  The financial statements and notes to financial statements included herein have been prepared without audit (except for the balance sheet at January 31, 2019) in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  In the opinion of the Trustees, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the results of operations for the three and six months ended July 31, 2019 and 2018, (b) the financial position at July 31, 2019 and (c) the cash flows for the six months ended July 31, 2019 and 2018, have been made.  For further information, refer to the financial statements and footnotes included in Mesabi Trust’s Annual Report on Form 10-K for the year ended January 31, 2019.

gg

Note 2.  Net income per unit is based on 13,120,010 units outstanding during the period.

The Trust accounts for revenue in accordance with ASC 606, Revenue from Contracts with Customers. All revenue is recognized as the performance obligations are satisfied.

Disaggregation of Revenues

The following table represents a disaggregation of revenue for the three and six months ended July 31:

	Three Months Ended July 31,
	2019	2018
Base overriding royalties	$8,326,504	$11,445,963
Bonus royalties	5,818,223	7,515,672
Fee royalties	157,111	163,434
Total royalty income	$14,301,838	$19,125,069

	Six Months Ended July 31,
	2019	2018
Base overriding royalties	$11,394,522	$15,303,448
Bonus royalties	7,925,180	10,149,903
Fee royalties	343,925	318,388
Total royalty income	$19,663,627	$25,771,739

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

Accrued income receivable

The accrued income receivable is included in net income per unit.  The Trust recorded $3,820,631 of accrued income receivable as reflected on the Condensed Balance Sheet as of July 31, 2019 (unaudited).  As of January 31, 2019, the Trust recorded accrued income receivable of $2,339,060.  Accrued income receivable is accounted for and reported for the Trust’s fiscal quarter based on shipments during the month of July at estimated prices for iron ore products sold under the Cliffs Pellet Agreements, even though such accrued income receivable is not available for distribution to the holders of Certificates of Beneficial Interest in Mesabi Trust (“Unitholders”) until the applicable royalties are actually received by the Trust.  Accrued income receivable also includes accruals for anticipated pricing adjustments, which can be positive or negative.

Contract asset

A contract asset in the amount of $3,223,078 is reflected on the Condensed Balance Sheet as of July 31, 2019 (unaudited).  As of January 31, 2019, the Trust recorded a contract asset of $56,357.  The contract asset is based on the revenue recognized on the base overriding royalties, at the estimated prices for iron ore products sold under the Cliffs Pellet Agreements, that will be collected in subsequent quarters as the uncertainty associated with the variable consideration is resolved.  The contract asset is not available for distribution to the Unitholders until the applicable royalties are actually received by the Trust.  The Trust includes estimated future royalty rates on current contracted volumes within contract asset.

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

Note 4.  On July 30, 2019, the Trustees received the quarterly royalty report of iron ore product shipments from Silver Bay, Minnesota during the calendar quarter ended June 30, 2019 from Cleveland-Cliffs Inc., formerly known as Cliffs Natural Resources Inc. (“Cliffs”), the parent company of Northshore.

On July 12, 2019, the Trustees declared a distribution of $0.21 per Unit of Beneficial Interest payable on August 20, 2019 to Mesabi Trust Unitholders of record at the close of business on July 30, 2019.

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

As of July 31, 2019 and January 31, 2019, the unallocated cash and U.S. Government securities portion of the Trust’s Unallocated Reserve was comprised of the following components:

	July 31, 2019 (unaudited)	January 31, 2019
Cash and U.S. Government securities	$16,937,387	$33,004,122
Distribution payable	(2,755,202)	(18,236,814)

Unallocated cash and U.S. Government securities	$14,182,185	$14,767,308

A reconciliation of the Trust’s Unallocated Reserve and Trust Corpus for the six and three months ended July 31, 2019 and 2018 is as follows:

	Unallocated	Trust
	Reserve	Corpus	Total
Balances at January 31, 2019	$16,805,689	$3	$16,805,692

Net income	18,821,975	—	18,821,975
Distributions declared - $1.1000 per share	(14,432,011)	—	(14,432,011)

Balances at July 31, 2019	$21,195,653	$3	$21,195,656

	Unallocated	Trust
	Reserve	Corpus	Total
Balances at April 30, 2019	$10,039,168	$3	$10,039,171

Net income	13,911,687	—	13,911,687
Distributions declared - $0.2100 per share	(2,755,202)	—	(2,755,202)

Balances at July 31, 2019	$21,195,653	$3	$21,195,656

	Unallocated	Trust
	Reserve	Corpus	Total
Balances at January 31, 2018	$10,606,675	$3	$10,606,678

Net income	25,187,303	—	25,187,303
Distributions declared - $0.6700 per share	(8,790,406)	—	(8,790,406)

Balances at July 31, 2018	$27,003,572	$3	$27,003,575

	Unallocated	Trust
	Reserve	Corpus	Total
Balances at April 30, 2018	$11,018,518	$3	$11,018,521

Net income	18,871,455	—	18,871,455
Distributions declared - $0.2200 per share	(2,886,401)	—	(2,886,401)

Balances at July 31, 2018	$27,003,572	$3	$27,003,575

Item 2.  Trustees’ Discussion and Analysis of Financial Condition and Results of Operations.

This discussion should be read in conjunction with the condensed financial statements and notes presented in this Quarterly Report on Form 10-Q and the financial statements and notes in the last filed Annual Report on Form 10-K filed for the year ended January 31, 2019 for a full understanding of Mesabi Trust’s financial position and results of operations for the three and six month period ended July 31, 2019.

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

During the course of its fiscal year, some portion of royalties expected to be paid to Mesabi Trust is based in part on estimated prices for iron ore products sold under the Cliffs Pellet Agreements.  The Cliffs Pellet Agreements use estimated prices which are subject to interim and final pricing adjustments, which can be positive or negative, and which adjustments are dependent in part on multiple price and inflation index factors that are not known until after the end of a contract year.  Even though Mesabi Trust is not a party to the Cliffs Pellet Agreements, these adjustments can result in significant variations in royalties payable to Mesabi Trust (and, in turn, the resulting amount available for distribution to Unitholders by the Trust) from quarter to quarter and on a comparative historical basis, and these variations, which can be positive or negative, cannot be predicted by the Trust.  In either case, these price adjustments will impact future royalties payable to the Trust and, in turn, will impact cash reserves that may become available for distribution to Unitholders.

According to Cliffs’ Form 10-Q for its quarter ended June 30, 2019, certain of Cliffs’ supply agreements specify provisional price calculations, where the pricing mechanisms generally are based on market pricing, with the final revenue rate based on certain market inputs at a specified period in time in the future, per the terms of the supply agreements.  Market inputs are tied to indexed price adjustment factors that are integral to the iron ore supply contracts and vary based on the agreement.  The pricing mechanisms typically include adjustments based upon changes in the Platts 62% Price, Atlantic Basin pellet premiums, Platts international indexed freight rates and changes in specified Producer Price Index, including those for industrial commodities, fuel and steel.  The pricing adjustments generally operate in the same manner, with each factor typically comprising a portion of the price adjustment, although the weighting of each factor varies based upon the specific terms of each agreement.

As also described elsewhere in this report, the Trust receives a bonus royalty equal to a percentage of the gross proceeds of iron ore products (mined from Mesabi Trust lands) shipped from Silver Bay and sold at prices above the Adjusted Threshold Price.  Although 98.1% of all the iron ore products shipped from Silver Bay during calendar 2018 was sold at prices higher than the Adjusted Threshold Price, the Trustees are unable to project whether Cliffs will continue to be able to sell iron ore products at prices above the applicable Adjusted Threshold Price, entitling the Trust to any future bonus royalty payments.

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

Results of Operations

Comparison of Iron Ore Pellet Production and Shipments for the Three and Six Months Ended July 31, 2019 and July 31, 2018

As shown in the table below, during the three months ended July 31, 2019, production of iron ore pellets at Northshore from Mesabi Trust Lands totaled 1,101,669 tons, and shipments over the same period totaled 1,596,113 tons.  By comparison, pellet production and shipments for the comparable period in 2018 was 1,420,360 and 1,995,731, respectively. The decrease in production and shipments is attributable to the anticipated demand from Northshore’s customers as compared to the prior comparable period. For the three months ended July 31, 2019, approximately 91.4% of shipments from Silver Bay, Minnesota originated from Trust lands.

	Pellets Produced from	Pellets Shipped from
	Trust Lands	Trust Lands
Three Months Ended	(Tons)	(Tons)
July 31, 2019	1,101,669	1,596,113
July 31, 2018	1,420,360	1,995,731

As shown in the table below, during the six months ended July 31, 2019, production of iron ore pellets at Northshore from Mesabi Trust Lands totaled 2,355,332 tons, and shipments over the same period totaled 2,120,819 tons.  By comparison, pellet production and shipments for the comparable period in 2018 was 2,799,110 and 2,627,647, respectively. The decrease in production and shipments is attributable to the anticipated demand from Northshore’s customers as compared to the prior comparable period. For the six months ended July 31, 2019, approximately 92.3% of shipments from Silver Bay, Minnesota originated from Trust lands.

	Pellets Produced from	Pellets Shipped from
	Trust Lands	Trust Lands
Six Months Ended	(Tons)	(Tons)
July 31, 2019	2,355,332	2,120,819
July 31, 2018	2,799,110	2,627,647

Comparison of Royalty Income for the Three and Six Months Ended July 31, 2019 and July 31, 2018

As reflected in the table below, the Trust’s total royalty income for the three months ended July 31, 2019 decreased by $4,823,231 to $14,301,838 as compared to the three months ended July 31, 2018.  The decrease in total royalty income is due to the decrease in shipments during the three months ended July 31, 2019, as compared to the three months ended July 31, 2018.

The table below shows that the base overriding royalties decreased $3,119,459 and the bonus royalties decreased by $1,697,449 for the three months ended July 31, 2019, as compared to the three months ended July 31, 2018.  Fee royalties decreased by $6,323 over the same period.  The decrease in the base overriding royalties and bonus royalties is attributable to a decrease in shipments in the current period as compared to the prior comparable period.  The decrease in the fee royalty amount is due to a decrease in the tons of iron ore mined under the Peters Lease in the current fiscal quarter as compared to the prior comparable period.

The table below summarizes the components of Mesabi Trust’s total royalty income for the three months ended July 31, 2019 and July 31, 2018, respectively:

	Three Months Ended July 31,
	2019	2018
Base overriding royalties	$8,326,504	$11,445,963
Bonus royalties	5,818,223	7,515,672
Minimum advance royalty paid (recouped)	—	—
Fee royalties	157,111	163,434
Total royalty income	$14,301,838	$19,125,069

As reflected in the table below, the Trust’s total royalty income for the six months ended July 31, 2019 decreased by $6,108,112 to $19,663,627 as compared to the six months ended July 31, 2018.  The decrease in total royalty income is due to the decrease in shipments during the six months ended July 31, 2019, as compared to the six months ended July 31, 2018.

The table below shows that the base overriding royalties decreased $3,908,926 and the bonus royalties decreased by $2,224,723 for the six months ended July 31, 2019, as compared to the six months ended July 31, 2018.  Fee royalties increased by $25,537 over the same period.  The decrease in the base overriding royalties and bonus royalties is attributable to a decrease in shipments in the current period as compared to the prior comparable period.  The increase in the fee royalty amount is due to an increase in the price per ton of iron ore mined under the Peters Lease.

The table below summarizes the components of Mesabi Trust’s total royalty income for the six months ended July 31, 2019 and July 31, 2018, respectively:

	Six Months Ended July 31,
	2019	2018
Base overriding royalties	$11,394,522	$15,303,448
Bonus royalties	7,925,180	10,149,903
Minimum advance royalty paid (recouped)	—	—
Fee royalties	343,925	318,388
Total royalty income	$19,663,627	$25,771,739

Comparison of Net Income, Expenses and Distributions for the Three and Six Months Ended July 31, 2019 and July 31, 2018

Net income for the three months ended July 31, 2019 was $13,911,687, a decrease of $4,959,768 as compared to the three months ended July 31, 2018.  The decrease in net income for the three months ended July 31, 2019 was the result of a decrease in shipments, as compared to the three months ended July 31, 2018.  The Trust’s expenses for the three months ended July 31, 2019 were $432,537, an increase of $152,040 compared to the expenses for the three months ended July 31, 2018.  The increase in expenses was primarily attributable to an increase in legal fees and expenses, as well as increased consulting fees and expenses for the three months ended July 31, 2019, as compared to the three months ended July 31, 2018. The table below summarizes the Trust’s income and expenses for the three months ended July 31, 2019 and July 31, 2018, respectively.

	Three Months Ended July 31,
	2019	2018
Total royalty income	$14,301,838	$19,125,069
Interest income	42,386	26,883
Total revenues	14,344,224	19,151,952
Expenses	432,537	280,497
Net income	$13,911,687	$18,871,455

Net income for the six months ended July 31, 2019 was $18,821,975, a decrease of $6,365,328 as compared to the six months ended July 31, 2018.  The decrease in net income for the six months ended July 31, 2019 was the result of a decrease in shipments, as compared to the six months ended July 31, 2018.  The Trust’s expenses for the six months ended July 31, 2019 were $989,121, an increase of $340,425 compared to the expenses for the six months ended July 31, 2018.  The increase in expenses was primarily attributable to an increase in legal fees and expenses, as well as increased consulting fees and expenses for the six months ended July 31, 2019, as compared to the six months ended July 31, 2018. The table below summarizes the Trust’s income and expenses for the six months ended July 31, 2019 and July 31, 2018, respectively.

	Six Months Ended July 31,
	2019	2018
Total royalty income	$19,663,627	$25,771,739
Interest income	147,469	64,260
Total revenues	19,811,096	25,835,999
Expenses	989,121	648,696
Net income	$18,821,975	$25,187,303

As presented on the “Trust’s Condensed Statements of Operations” on page 3 of this quarterly report, the Trust’s net income per unit decreased $0.3780 per unit to $1.0603 per unit for the fiscal quarter ended July 31, 2019 as compared to the fiscal quarter ended July 31, 2018.  For the six months ended July 31, 2019, the Trust’s net income per unit decreased $0.4852 per unit to $1.4346 per unit, as compared to the prior period. On July 12, 2019, the Trust declared a distribution of $0.21 per unit payable on August 20, 2019 to Unitholders of record on July 30, 2019.  Comparatively, the Trust declared a distribution of $0.22 per unit to Unitholders in

July 2018. During the six months ended July 31, 2019 and July 31, 2018 the Trust had declared distributions of $1.10 and $0.67, respectively.

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

Comparison of Unallocated Reserve as of July 31, 2019, July 31, 2018 and January 31, 2019

As set forth in the tables below, Unallocated Reserve, which is comprised of accrued income receivable, contract asset, unallocated cash and U.S. Government securities, prepaid expenses and accrued expenses decreased from $27,003,572 as of July 31, 2018 to $21,195,653 as of July 31, 2019.  The decrease in Unallocated Reserve as of July 31, 2019, as compared to July 31, 2018, is primarily the result of a decrease in the accrued income receivable.  The decrease in the accrued income receivable portion of the Unallocated Reserve is attributable to a decrease in shipments for the month ended July 30, 2019 as compared to the prior comparable period.

	Fiscal Six months ended July 31,
	2019	2018
Accrued Income Receivable	$3,820,631	$8,776,515
Contract Asset	3,223,078	3,006,907
Unallocated Cash and U.S. Government Securities	14,182,185	15,212,397
Prepaid Expenses and (Accrued Expenses), net	(30,241)	7,753
Unallocated Reserve	$21,195,653	$27,003,572

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

The Trust’s Unallocated Reserve as of July 31, 2019 increased by $4,389,964 to $21,195,653, as compared to the fiscal year ended January 31, 2019.  The increase in Unallocated Reserve as of July 31, 2019, as compared to January 31, 2019, is primarily the result of an increase in the contract asset and accrued income receivable.   The increase in the contract asset and accrued income receivable is the result of when royalties are received compared to when royalties are recognized, which is discussed further in “Note 2” on page 7.  As of July 31, 2019, the Trust’s Unallocated Reserve consisted of $14,182,185 of unallocated cash and U.S. Government securities and $3,820,631 of accrued income receivable.  At January 31, 2019, the Trust’s Unallocated Reserve consisted of $14,767,308 in unallocated cash and U.S. Government securities and $2,339,060 of accrued income receivable.

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

Recent Developments

Quarterly Royalty Report

On August 2, 2019, the Trustees announced that the Trust received from Cliffs the quarterly royalty report of iron ore shipments from Silver Bay, Minnesota during the quarter ended June 30, 2019 (the “Royalty Report”).

As reported to Mesabi Trust by Cliffs in the Royalty Report, based on shipments of iron ore products by Northshore during the three months ended June 30, 2019, Mesabi Trust was credited with a base royalty of $5,799,695.  Mesabi Trust also was credited with a bonus royalty in the amount of $5,928,622.  Royalties paid to Mesabi Trust reflected the reduction of $8,840 as a result of negative pricing adjustments to base and bonus royalty calculations related to changes in price estimates made in prior quarters.  In addition, a royalty payment of $156,041 was paid to the Mesabi Land Trust.  Accordingly, the total royalty payments received by Mesabi Trust on July 30, 2019 from Cliffs were $11,875,518.

The royalties paid to Mesabi Trust are based on the volume of shipments of iron ore pellets for the quarter and the year to date, the pricing of iron ore product sales, and the percentage of iron ore pellet shipments from Mesabi Trust lands rather than from non-Mesabi Trust lands.  In the second calendar quarter of 2019, Northshore credited Mesabi Trust with 1,545,242 tons of iron ore shipped, as compared to 1,764,175 tons shipped during the second calendar quarter of 2018.

The volume of shipments of iron ore pellets (and other iron ore products) by Northshore varies from quarter to quarter and year to year based on a number of factors, including the requested delivery schedules of customers, general economic conditions in the iron ore industry, and weather conditions on the Great Lakes.  Further, the prices under the Cliffs Pellet Agreements, to which Mesabi Trust is not a party, are subject to interim and final pricing adjustments, dependent in part on multiple price and inflation index factors, some of which are not known until after the end of a contract year.  The factors that could result in price adjustments under Cliffs’ customer contracts include changes in the Platts 62% Price, hot-rolled coil steel price, the Atlantic Basin pellet premium, published Platts international indexed freight rates and changes in specified producer price indices, including those for industrial commodities, fuel and steel.  These multiple factors can result in significant variations in royalties received by Mesabi Trust (and in turn, the resulting funds available for distribution to Unitholders by Mesabi Trust) from quarter to quarter and from year to year.  These variations, which can be positive or negative, cannot be predicted by the Trustees of Mesabi Trust.  Royalty payments anticipated to be received during fiscal 2020 will continue to reflect pricing estimates for shipments of iron ore products that will be subject to positive or negative pricing adjustments pursuant to the Cliffs Pellet Agreements.  Based on the above factors, and as indicated by the Trust’s historical distribution payments, the royalties received by the Trust, and the distributions paid to Unitholders, if any, in any particular quarter are not necessarily indicative of royalties that will be received, or distributions that will be paid, if any, in any subsequent quarter or full year.

With respect to calendar year 2019, Northshore has not advised Mesabi Trust of its expected shipments of iron ore products (except as noted below with regard to Cliffs’ public statements regarding DR-grade pellets) or what percentage of 2019 shipments will be from Mesabi Trust iron ore.  In the Cliffs’ Royalty Report, Cliffs stated that the reported royalty payments were based on estimated iron ore pellet prices under the Cliffs Pellet Agreements, which are subject to change.  It is possible that future negative price adjustments could offset, or even eliminate, royalties or royalty income that would otherwise be payable to Mesabi Trust in any particular quarter, or at year end, thereby potentially reducing cash available for distribution to Mesabi Trust’s Unitholders in future quarters.

Distribution Announcement

As previously reported by Mesabi Trust on July 12, 2019, the Trustees declared a distribution of twenty-one cents ($0.21) per Unit of Beneficial Interest payable on August 20, 2019 to Mesabi Trust Unitholders of record at the close of business on July 30, 2019.  This distribution was paid as announced.

Recent Cliffs’ Announcements

In its Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, Cliffs disclosed that it is continuing construction of its HBI plant in Toledo, Ohio, and it expects to complete construction and begin commercial production ahead of schedule, in the first half of 2020.

In its June 19, 2019 earnings release, Cliffs further disclosed that due to the earlier than expected completion of the Northshore plant upgrade, production of DR-grade pellets at Northshore began ahead of schedule and 40,000 tons of intercompany sales to Cliffs’ Toledo HBI plant were recognized in Cliffs’ second quarter 2019.

During Cliffs’ earnings call on June 19, 2019, Cliffs also announced that it is increasing its DR-grade pellet intercompany sales expectation from 500,000 to 800,000 long tons, all of which are anticipated to take place during Cliffs’ third quarter.

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

There have been no material changes in the Trust’s critical accounting policies or significant accounting estimates during the three months ended July 31, 2019.  For a complete description of the Trust’s significant accounting policies, please see Note 2 to the financial statements included in the Trust’s Annual Report on Form 10-K for the year ended January 31, 2019.

Certain Tax Information

The Trust is not taxable as a corporation for federal or state income tax purposes and is instead qualified as a nontaxable grantor trust.  Since the Trust’s inception, all net taxable income is annually attributable directly to Unitholders for tax purposes regardless of whether the income is distributed or retained by the Trust in its reserve account.  As such, in lieu of the Trust paying income taxes, Unitholders report their pro rata share of the various items of Trust income and deductions on their income tax returns.  This reporting is required whether or not the earnings of the Trust are distributed as to Unitholders.  During calendar 2019, any funds retained to increase the Trust’s unallocated reserve, which were derived from reportable royalty income, will nonetheless become taxable as reportable income to Unitholders, depending on each individual’s personal tax situation.  Information regarding the background on the changes in the Trust’s unallocated reserve is described above under “Results of Operations — Comparison of Unallocated Reserve as of July 31, 2019, July 31, 2018 and January 31, 2019” on page 13.  Unitholders are encouraged to consult with their own tax advisors to plan for any financial impact related to this and to review their personal tax situations related to investing in, holding or selling units of beneficial interest in Mesabi Trust.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

None.

Item 5.  Other Information

Mine Safety and Health Administration Safety Data.  Pursuant to §1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, Cliffs started reporting information related to certain mine safety results at Northshore.  This information is available in Part II, Item 4 of Cliffs’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, filed with the SEC on July 19, 2019.

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

99.1

Report of Baker Tilly Virchow Krause, LLP, dated September 6, 2019 regarding its review of the unaudited interim financial statements of Mesabi Trust as of and for the three and six months ended July 31, 2019

Filed herewith

101	XBRL Instance Document	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MESABI TRUST
(Registrant)

	By:	DEUTSCHE BANK TRUST COMPANY AMERICAS, as
Corporate Trustee
Principal Administrative Officer and duly authorized signatory:*

September 6, 2019		By:	/s/ Jeffrey Schoenfeld
Name: Jeffrey Schoenfeld*
Title: Vice President

* There are no principal executive officers or principal financial officers of the registrant.