Form 10-Q
period 2019-10-31
MESABI TRUST
filed 2019-12-10
CIK 65172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2019

or

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

As of December 9, 2019, there were 13,120,010 Units of Beneficial Interest in Mesabi Trust outstanding.

Forward-Looking Statements

Certain information included in this Quarterly Report on Form 10-Q contains, or incorporates by reference, not only historical information, but also “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934.  All such forward-looking statements, including those statements regarding estimation of iron ore pellet production, shipments, pricing, royalties and other matters, are based on information from the lessee/operator (and its parent corporation) of the mine located on the lands owned and held in trust for the benefit of the holders of units of beneficial interest of Mesabi Trust.  These statements may be identified by the use of forward-looking words, such as “may,” “will,” “could,” “project,” “predict,” “intend,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “should,” “assume,” “forecast” and other similar words.  Such forward-looking statements are inherently subject to known and unknown risks and uncertainties.  Actual results and future developments could differ materially from the results or developments expressed in or implied by these forward-looking statements.  These risks and uncertainties include, but are not limited to, volatility of iron ore and steel prices, market supply and demand, competition, environmental hazards, health and safety conditions, regulation or government action, litigation, uncertainties about estimates of reserves, general adverse business and industry economic trends, uncertainties arising from war, terrorist events and other global events, higher or lower customer demand for steel and iron ore, decisions by mine operators regarding curtailments or idling production lines or entire plants, environmental compliance uncertainties, difficulties in obtaining and renewing necessary operating permits, higher imports of steel and iron ore substitutes, processing difficulties, consolidation and restructuring in the domestic steel market, market inputs tied to indexed price adjustment factors found in Cliffs Pellet Agreements resulting in future adjustments to royalties payable to Mesabi Trust and other factors.  Further, substantial portions of royalties earned by Mesabi Trust are based on estimated prices that are subject to interim and final adjustments, which can be positive or negative, and are dependent in part on multiple price and inflation index factors under agreements to which Mesabi Trust is not a party and that are not known until after the end of a contract year.  It is possible that future negative price adjustments could partially or even completely offset royalties or royalty income that would otherwise be payable to the Trust in any particular quarter, or at year-end, thereby potentially reducing cash available for distribution to the Trust’s Unitholders in future quarters.

For a discussion of the factors, including without limitation, those that could materially and adversely affect Mesabi Trust’s actual results and performance, see “Risk Factors” set forth on pages 3 through 12 of Mesabi Trust’s Annual Report on Form 10-K for the year ended January 31, 2019, as updated by Part II, Item 1A of this Quarterly Report on Form 10-Q.  The risks and uncertainties described in this report, including the risk factor involving the Trust’s pursuit of arbitration claims to resolve disputes with Cleveland-Cliffs Inc. and Northshore Mining Company as described in Part I, Item 1A, “Risk Factors” of this report, are not exclusive and further information concerning the Trust, including factors that potentially could materially affect our operating results, financial condition or the market price of the Units, may emerge from time to time.  Mesabi Trust undertakes no obligation, other than that imposed by law, to make any revisions to the forward-looking statements contained in this filing or to update them to reflect circumstances occurring after the date of this filing.  We advise you, however, to consult any further disclosures we make on related subjects in our future Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K and Current Reports on Form 8-K that we file with or furnish to the SEC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements. (Note 1)

Mesabi Trust

Condensed Statements of Operations

Three and Nine Months Ended October 31, 2019 and 2018

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2019	2018	2019	2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
A. Condensed Statements of Operations

Revenues
Royalty income	$6,488,299	$13,891,273	$26,151,926	$39,663,012
Interest	72,542	82,570	220,011	146,830
Total revenues	6,560,841	13,973,843	26,371,937	39,809,842

Expenses	410,645	388,781	1,399,766	1,037,477

Net income	$6,150,196	$13,585,062	$24,972,171	$38,772,365

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING
Number of units outstanding	13,120,010	13,120,010	13,120,010	13,120,010

Net income per unit (Note 2)	$0.4688	$1.0354	$1.9034	$2.9552

Distributions declared per unit (Note 3)	$0.8700	$0.9400	$1.9700	$1.6100

See Notes to Condensed Financial Statements.

Mesabi Trust

Condensed Balance Sheets

October 31, 2019 and January 31, 2019

	October 31, 2019	January 31, 2019
	(unaudited)
B. Condensed Balance Sheets

Assets

Cash and cash equivalents	$375,053	$881,810

U.S. Government securities, at amortized cost (which approximates fair value)	25,561,507	32,122,312

Accrued income receivable	2,408,279	2,339,060
Contract asset	—	56,357
Prepaid expenses	116,288	54,472
Current assets	28,461,127	35,454,011

Fixed property, including intangibles, at nominal values
Assignments of leased property

Amended assignment of Peters Lease	1	1

Assignment of Cloquet Leases	1	1

Certificate of beneficial interest for 13,120,010 units of Land Trust	1	1
	3	3

Total assets	$28,461,130	$35,454,014

Liabilities, Unallocated Reserve And Trust Corpus

Liabilities
Distribution payable	$11,414,408	$18,236,814
Accrued expenses	177,149	411,508
Contract liability	938,129	—
Total liabilities	12,529,686	18,648,322

Unallocated reserve	15,931,441	16,805,689

Trust corpus	3	3

Total liabilities, unallocated reserve and trust corpus	$28,461,130	$35,454,014

See Notes to Condensed Financial Statements.

Mesabi Trust

Condensed Statements of Cash Flows

Nine Months Ended October 31, 2019 and 2018

	Nine Months Ended
	October 31,
	2019	2018
	(unaudited)	(unaudited)
C. Condensed Statements of Cash Flows

Operating activities
Royalties received	$27,121,064	$34,316,372
Interest received	176,140	74,962
Expenses paid	(1,695,941)	(1,054,741)

Net cash from operating activities	25,601,263	33,336,593

Investing activities
Maturities of U.S. Government securities	37,034,247	28,893,900
Sales of U.S. Government securities	—	99,740
Purchases of U.S. Government securities	(30,473,442)	(37,767,613)

Net cash from (used for) investing activities	6,560,805	(8,773,973)

Financing activity
Distributions to unitholders	(32,668,825)	(24,272,019)

Net change in cash and cash equivalents	(506,757)	290,601

Cash and cash equivalents, beginning of period	881,810	314,835

Cash and cash equivalents, end of period	$375,053	$605,436

Reconciliation of net income to net cash from operating activities

Net income	$24,972,171	$38,772,365
Increase in accrued income receivable	(69,219)	(4,154,875)
Decrease (increase) in contract asset	56,357	(1,263,633)
Increase in prepaid expense	(61,816)	(40,703)
Increase (decrease) in accrued expenses	(234,359)	23,439
Increase in contract liability	938,129	—

Net cash from operating activities	$25,601,263	$33,336,593

Non cash financing activity

Distributions declared and payable	$11,414,408	$12,332,809

See Notes to Condensed Financial Statements.

Mesabi Trust

Notes to Condensed Financial Statements

October 31, 2019 (Unaudited)

Note 1.  The financial statements and notes to financial statements included herein have been prepared without audit (except for the balance sheet at January 31, 2019) in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  In the opinion of the Trustees, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the results of operations for the three and nine months ended October 31, 2019 and 2018, (b) the financial position at October 31, 2019 and (c) the cash flows for the nine months ended October 31, 2019 and 2018, have been made.  For further information, refer to the financial statements and footnotes included in Mesabi Trust’s Annual Report on Form 10-K for the year ended January 31, 2019.

gg

Note 2.  Net income per unit is based on 13,120,010 units outstanding during the period.

The Trust accounts for revenue in accordance with ASC 606, Revenue from Contracts with Customers. All revenue is recognized as the performance obligations are satisfied.

Disaggregation of Revenues

The following tables represent a disaggregation of revenue for the three and nine months ended October 31, 2019 and October 31, 2018.

	Three Months Ended October 31,
	2019	2018
Base overriding royalties	$3,674,830	$8,349,255
Bonus royalties	2,640,101	5,422,575
Fee royalties	173,368	119,443
Total royalty income	$6,488,299	$13,891,273

	Nine Months Ended October 31,
	2019	2018
Base overriding royalties	$15,069,353	$23,652,703
Bonus royalties	10,565,280	15,572,478
Fee royalties	517,293	437,831
Total royalty income	$26,151,926	$39,663,012

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

Accrued income receivable

The accrued income receivable is included in net income per unit.  The Trust recorded $2,408,279 of accrued income receivable as reflected on the Condensed Balance Sheet as of October 31, 2019 (unaudited).  As of January 31, 2019, the Trust recorded accrued income receivable of $2,339,060.  Accrued income receivable is accounted for and reported for the Trust’s fiscal quarter based on shipments during the month of October at estimated prices for iron ore products sold under the Cliffs Pellet Agreements, even though such accrued income receivable is not available for distribution to the holders of Certificates of Beneficial Interest in Mesabi Trust (“Unitholders”) until the applicable royalties are actually received by the Trust.  Accrued income receivable also includes accruals for anticipated pricing adjustments, which can be positive or negative.

Contract asset and contract liability

The contract asset and contract liability are presented net in the accompanying condensed balance sheets as both the contract asset and contract liability are derived from one customer contract. A net contract liability in the amount of $938,129 is reflected on the Condensed Balance Sheet as of October 31, 2019 (unaudited). The net contract liability is made up of a contract asset in the amount of $1,294,821 and a contract liability in the amount of $2,232,950. As of January 31, 2019, the Trust recorded a net contract asset of $56,357, made up entirely of a contract asset.  The contract asset is based on the revenue recognized on the base overriding royalties, at the estimated prices for iron ore products sold under the Cliffs Pellet Agreements, that will be collected in subsequent quarters as the uncertainty associated with the variable consideration is resolved.  The contract asset is not available for distribution to the Unitholders until the applicable royalties are actually received by the Trust.  The Trust includes estimated future royalty rates on current contracted volumes within contract asset. The contract liability represents iron ore that has not been shipped by Northshore, but for which the Trust has received a royalty payment during the quarter ended October 31, 2019 based on an initial estimated price.  Revenue will be recognized in accordance with the Trust’s revenue recognition policy at the estimated prices for iron ore products sold under the Cliffs Pellet Agreements as shipments of these products are made.

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

Note 4.  On October 30, 2019, the Trustees received the quarterly royalty report of iron ore product shipments from Silver Bay, Minnesota during the calendar quarter ended September 30, 2019 from Cleveland-Cliffs Inc., formerly known as Cliffs Natural Resources Inc. (“Cliffs”), the parent company of Northshore.

On October 11, 2019, the Trustees declared a distribution of $0.87 per Unit of Beneficial Interest payable on November 20, 2019 to Mesabi Trust Unitholders of record at the close of business on October 30, 2019.

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

As of October 31, 2019 and January 31, 2019, the unallocated cash and U.S. Government securities portion of the Trust’s Unallocated Reserve was comprised of the following components:

	October 31, 2019 (unaudited)	January 31, 2019
Cash and U.S. Government securities	$25,936,560	$33,004,122
Distribution payable	(11,414,408)	(18,236,814)

Unallocated cash and U.S. Government securities	$14,522,152	$14,767,308

A reconciliation of the Trust’s Unallocated Reserve and Trust Corpus for the nine and three months ended October 31, 2019 and 2018 is as follows:

	Unallocated	Trust
	Reserve	Corpus	Total
Balances at January 31, 2019	$16,805,689	$3	$16,805,692

Net income	24,972,171	—	24,972,171
Distributions declared - $1.9700 per share	(25,846,419)	—	(25,846,419)

Balances at October 31, 2019	$15,931,441	$3	$15,931,444

	Unallocated	Trust
	Reserve	Corpus	Total
Balances at July 31, 2019	$21,195,653	$3	$21,195,656

Net income	6,150,196	—	6,150,196
Distributions declared - $0.8700 per share	(11,414,408)	—	(11,414,408)

Balances at October 31, 2019	$15,931,441	$3	$15,931,444

	Unallocated	Trust
	Reserve	Corpus	Total
Balances at January 31, 2018	$10,606,675	$3	$10,606,678

Net income	38,772,365	—	38,772,365
Distributions declared - $1.6100 per share	(21,123,216)	—	(21,123,216)

Balances at October 31, 2018	$28,255,824	$3	$28,255,827

	Unallocated	Trust
	Reserve	Corpus	Total
Balances at July 31, 2018	$27,003,572	$3	$27,003,575

Net income	13,585,062	—	13,585,062
Distributions declared - $0.9400 per share	(12,332,810)	—	(12,332,810)

Balances at October 31, 2018	$28,255,824	$3	$28,255,827

Item 2.  Trustees’ Discussion and Analysis of Financial Condition and Results of Operations.

This discussion should be read in conjunction with the condensed financial statements and notes presented in this Quarterly Report on Form 10-Q and the financial statements and notes in the last filed Annual Report on Form 10-K filed for the year ended January 31, 2019 for a full understanding of Mesabi Trust’s financial position and results of operations for the three and nine month period ended October 31, 2019.

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

According to Cliffs’ Form 10-Q for its quarter ended September 30, 2019, certain of Cliffs’ supply agreements specify provisional price calculations, where the pricing mechanisms generally are based on market pricing, with the final revenue rate based on certain market inputs at a specified period in time in the future, per the terms of the supply agreements.  Market inputs are tied to indexed price adjustment factors that are integral to the iron ore supply contracts and vary based on the agreement.  The pricing mechanisms typically include adjustments based upon changes in the Platts 62% Price, Atlantic Basin pellet premiums, Platts international indexed freight rates and changes in specified Producer Price Index, including those for industrial commodities, fuel and steel.  The pricing adjustments generally operate in the same manner, with each factor typically comprising a portion of the price adjustment, although the weighting of each factor varies based upon the specific terms of each agreement.

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

Results of Operations

Comparison of Iron Ore Pellet Production and Shipments for the Three and Nine Months Ended October 31, 2019 and October 31, 2018

As shown in the table below, during the three months ended October 31, 2019, production of iron ore pellets at Northshore from Mesabi Trust Lands totaled 1,220,216 tons, and shipments over the same period totaled 1,227,819 tons.  By comparison, pellet production and shipments for the comparable period in 2018 was 941,005 and 1,557,770, respectively.  The increase in production is attributable to the anticipated future demand from Northshore’s customers as compared to the prior period.  The decrease in shipments is attributable to the anticipated current demand from Northshore’s customers as compared to the prior comparable period. For the three months ended October 31, 2019, approximately 86.3% of shipments from Silver Bay, Minnesota originated from Trust lands.

	Pellets Produced from	Pellets Shipped from
	Trust Lands	Trust Lands
Three Months Ended	(Tons)	(Tons)
October 31, 2019	1,220,216	1,227,819
October 31, 2018	941,005	1,557,770

As shown in the table below, during the nine months ended October 31, 2019, production of iron ore pellets at Northshore from Mesabi Trust Lands totaled 3,575,548 tons, and shipments over the same period totaled 3,348,638 tons.  By comparison, pellet production and shipments for the comparable period in 2018 was 3,740,115 and 4,185,417, respectively.  The decrease in production and shipments is attributable to the anticipated demand from Northshore’s customers as compared to the prior comparable period.  For the nine months ended October 31, 2019, approximately 90.0% of shipments from Silver Bay, Minnesota originated from Trust lands.

	Pellets Produced from	Pellets Shipped from
	Trust Lands	Trust Lands
Nine Months Ended	(Tons)	(Tons)
October 31, 2019	3,575,548	3,348,638
October 31, 2018	3,740,115	4,185,417

Comparison of Royalty Income for the Three and Nine Months Ended October 31, 2019 and October 31, 2018

As reflected in the table below, the Trust’s total royalty income for the three months ended October 31, 2019 decreased by $7,402,974 to $6,488,299 as compared to the three months ended October 31, 2018.  The decrease in total royalty income is due to a decrease in shipments and a decrease in pricing during the three months ended October 31, 2019, as compared to the three months ended October 31, 2018.

The table below shows that the base overriding royalties decreased $4,674,425 and the bonus royalties decreased by $2,782,474 for the three months ended October 31, 2019, as compared to the three months ended October 31, 2018.  Fee royalties increased by $53,925 over the same period.  The decrease in the base overriding royalties and bonus royalties is attributable to a decrease in shipments and a decrease in pricing in the current period as compared to the prior comparable period.  The increase in the fee royalty amount is due to an increase in the tons of iron ore mined under the Peters Lease in the current fiscal quarter as compared to the prior comparable period.

The table below summarizes the components of Mesabi Trust’s total royalty income for the three months ended October 31, 2019 and October 31, 2018, respectively:

	Three Months Ended October 31,
	2019	2018
Base overriding royalties	$3,674,830	$8,349,255
Bonus royalties	2,640,101	5,422,575
Minimum advance royalty paid (recouped)	—	—
Fee royalties	173,368	119,443
Total royalty income	$6,488,299	$13,891,273

As reflected in the table below, the Trust’s total royalty income for the nine months ended October 31, 2019 decreased by $13,511,086 to $26,151,926 as compared to the nine months ended October 31, 2018.  The decrease in total royalty income is due to the decrease in shipments and related pricing during the nine months ended October 31, 2019, as compared to the nine months ended October 31, 2018.

The table below shows that the base overriding royalties decreased $8,583,350 and the bonus royalties decreased by $5,007,198 for the nine months ended October 31, 2019, as compared to the nine months ended October 31, 2018.  Fee royalties increased by $79,462 over the same period.  The decrease in the base overriding royalties and bonus royalties is attributable to a decrease in shipments and related pricing in the current period as compared to the prior comparable period.  The increase in the fee royalty amount is due to an increase in the tons of iron ore mined under the Peters Lease in the current period as compared to the prior comparable period.

The table below summarizes the components of Mesabi Trust’s total royalty income for the nine months ended October 31, 2019 and October 31, 2018, respectively:

	Nine Months Ended October 31,
	2019	2018
Base overriding royalties	$15,069,353	$23,652,703
Bonus royalties	10,565,280	15,572,478
Minimum advance royalty paid (recouped)	—	—
Fee royalties	517,293	437,831
Total royalty income	$26,151,926	$39,663,012

Comparison of Net Income, Expenses and Distributions for the Three and Nine Months Ended October 31, 2019 and October 31, 2018

Net income for the three months ended October 31, 2019 was $6,150,196, a decrease of $7,434,866 as compared to the three months ended October 31, 2018.  The decrease in net income for the three months ended October 31, 2019 was the result of a decrease in shipments and related pricing of iron ore pellets, as compared to the three months ended October 31, 2018.  The Trust’s expenses for the three months ended October 31, 2019 were $410,645, an increase of $21,864 compared to the expenses for the three months ended October 31, 2018.  The increase in expenses was primarily attributable to an increase in legal fees and expenses for the three months ended October 31, 2019, as compared to the three months ended October 31, 2018.  The table below summarizes the Trust’s income and expenses for the three months ended October 31, 2019 and October 31, 2018, respectively.

	Three Months Ended October 31,
	2019	2018
Total royalty income	$6,488,299	$13,891,273
Interest income	72,542	82,570
Total revenues	6,560,841	13,973,843
Expenses	410,645	388,781
Net income	$6,150,196	$13,585,062

Net income for the nine months ended October 31, 2019 was $24,972,171, a decrease of $13,800,194 as compared to the nine months ended October 31, 2018.  The decrease in net income for the nine months ended October 31, 2019 was the result of a decrease in shipments and related pricing of iron ore pellets, as compared to the nine months ended October 31, 2018.  The Trust’s expenses for the nine months ended October 31, 2019 were $1,399,766, an increase of $362,289 compared to the expenses for the nine months ended October 31, 2018.  The increase in expenses was primarily attributable to an increase in legal fees and expenses, as well as increased consulting fees and expenses for the nine months ended October 31, 2019, as compared to the nine months ended October 31, 2018.  The table below summarizes the Trust’s income and expenses for the nine months ended October 31, 2019 and October 31, 2018, respectively.

	Nine Months Ended October 31,
	2019	2018
Total royalty income	$26,151,926	$39,663,012
Interest income	220,011	146,830
Total revenues	26,371,937	39,809,842
Expenses	1,399,766	1,037,477
Net income	$24,972,171	$38,772,365

As presented on the “Trust’s Condensed Statements of Operations” on page 3 of this quarterly report, the Trust’s net income per unit decreased $0.5667 per unit to $0.4688 per unit for the fiscal quarter ended October 31, 2019 as compared to the fiscal quarter ended October 31, 2018.  For the nine months ended October 31, 2019, the Trust’s net income per unit decreased $1.0518 per unit to $1.9034 per unit, as compared to the prior period. On October 11, 2019, the Trust declared a distribution of $0.87 per unit payable on November 20, 2019 to Unitholders of record on October 30, 2019.  Comparatively, the Trust declared a distribution of $0.94 per unit to Unitholders in October 2018. During the nine months ended October 31, 2019 and October 31, 2018 the Trust had declared distributions of $1.97 and $1.61, respectively.

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

Comparison of Unallocated Reserve as of October 31, 2019, October 31, 2018 and January 31, 2019

As set forth in the tables below, Unallocated Reserve, which is comprised of accrued income receivable, contract asset, unallocated cash and U.S. Government securities, contract liability, prepaid expenses and accrued expenses decreased from $27,003,572 as of October 31, 2018 to $15,931,441 as of October 31, 2019.  The decrease in Unallocated Reserve as of October 31, 2019, as compared to October 31, 2018, is primarily the result of a decrease in the accrued income receivable and contract asset and an increase in the contract liability.  The decrease in the accrued income receivable portion of the Unallocated Reserve is attributable to a decrease in shipments and related pricing for the month ended October 31, 2019 as compared to the prior comparable period. The decrease in the contract asset is the result of revenue recognized on the base overriding royalties as the uncertainty associated with the variable consideration is resolved over the course of the calendar year. The increase in the contract liability is the result of when royalties are received compared to when royalties are recognized, which is discussed further in “Note 2” on page 7.

	Nine months ended October 31,
	2019	2018
Accrued Income Receivable	$2,408,279	$8,776,515
Contract Asset	—	3,006,907
Unallocated Cash and U.S. Government Securities	14,522,152	15,212,397
Prepaid Expenses and (Accrued Expenses), net	(60,861)	7,753
Contract Liability	(938,129)	—
Unallocated Reserve	$15,931,441	$27,003,572

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

The Trust’s Unallocated Reserve as of October 31, 2019 decreased by $874,248 to $15,931,441, as compared to the fiscal year ended January 31, 2019.  The decrease in Unallocated Reserve as of October 31, 2019, as compared to January 31, 2019, is primarily the result of an increase in the contract liability.   The increase in the contract liability is the result of when royalties are received compared to when royalties are recognized, which is discussed further in “Note 2” on page 7.  As of October 31, 2019, the Trust’s Unallocated Reserve consisted of $14,522,152 of unallocated cash and U.S. Government securities and $2,408,279 of accrued income receivable.  At January 31, 2019, the Trust’s Unallocated Reserve consisted of $14,767,308 in unallocated cash and U.S. Government securities and $2,339,060 of accrued income receivable.

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

Recent Developments

Quarterly Royalty Report

On October 30, 2019, the Trustees of Mesabi Trust received from Cliffs the quarterly royalty report of iron ore shipments from Silver Bay, Minnesota during the quarter ended September 30, 2019 (the “Royalty Report”) from Cliffs, the parent company of Northshore.

As reported to the Trust by Cliffs in the Royalty Report, based on shipments of iron ore products by Northshore during the three months ended September 30, 2019, Mesabi Trust was credited with a base royalty of $8,354,828.  Also for the three months ended September 30, 2019, Mesabi Trust was credited with a bonus royalty in the amount of $5,089,002.  Royalties paid to Mesabi Trust reflected the reduction of $1,514,371 as a result of negative pricing adjustments to base and bonus royalty calculations related to changes in price estimates made in prior quarters.  In addition, a royalty payment of $166,505 was paid to the Mesabi Land Trust.  Accordingly, the total royalty payments received by Mesabi Trust on October 30, 2019 from Cliffs were $12,095,964.

The royalties paid to Mesabi Trust are based on the volume of shipments of iron ore pellets for the quarter and the year to date, the pricing of iron ore product sales, and the percentage of iron ore pellet shipments from Mesabi Trust lands rather than from non-Mesabi Trust lands.  In the third calendar quarter of 2019, Cliffs  credited Mesabi Trust with 1,697,627 tons of iron ore shipped, as compared to 1,898,984 tons shipped during the third calendar quarter of 2018.

The volume of shipments of iron ore pellets (and other iron ore products) by Northshore varies from quarter to quarter and year to year based on a number of factors, including the requested delivery schedules of customers, general economic conditions in the iron ore industry, and weather conditions on the Great Lakes.  Further, the prices under the Cliffs Pellet Agreements, to which Mesabi Trust is not a party, are subject to interim and final pricing adjustments, dependent in part on multiple price and inflation index factors, some of which are not known until after the end of a contract year.  The factors that could result in price adjustments under Cliffs’ customer contracts include changes in the Platts 62% Price, hot-rolled coil steel price, the Atlantic Basin pellet premium, published Platts international indexed freight rates and changes in specified producer price indices, including those for industrial commodities, fuel and steel.  These multiple factors can result in significant variations in royalties received by Mesabi Trust (and in turn, the resulting funds available for distribution to Unit holders by Mesabi Trust) from quarter to quarter and from year to year.  These variations, which can be positive or negative, cannot be predicted by the Trustees of Mesabi Trust.  Royalty payments anticipated to be received during fiscal 2020 will continue to reflect pricing estimates for shipments of iron ore products that will be subject to positive or negative pricing adjustments pursuant to the Cliffs Pellet Agreements.  Based on the above factors, and as indicated by the Trust’s historical distribution payments, the royalties received by the Trust, and the distributions paid to Unit holders, if any, in any particular quarter are not necessarily indicative of royalties that will be received, or distributions that will be paid, if any, in any subsequent quarter or full year.

With respect to calendar year 2019, Northshore has not advised Mesabi Trust of its expected shipments of iron ore products (except as noted below with regard to DR-grade pellets) or what percentage of 2019 shipments will be from Mesabi Trust iron ore.  In the Cliffs’ Royalty Report, Cliffs stated that the royalty payments being reported today were based on estimated iron ore pellet prices under the Cliffs Pellet Agreements, which are subject to change.  It is possible that future negative price adjustments could offset, or even eliminate, royalties or royalty income that would otherwise be payable to Mesabi Trust in any particular quarter, or at year end, thereby potentially reducing cash available for distribution to Mesabi Trust’s Unit holders in future quarters.

Cliffs and AK Steel Holding Corporation Announce Merger

On December 3, 2019, Cliffs and AK Steel Holding Corporation (“AK Steel”) announced that they have entered into a definitive merger agreement pursuant to which Cliffs will acquire all of the issued and outstanding shares of AK Steel common stock. Lourenco Goncalves, Chairman of the Board, President and CEO of Cliffs, will lead the expanded organization.

Three existing members of AK Steel’s Board of Directors will join the Cliffs Board, and two existing Cliffs Board members will step down, bringing the Cliffs Board to 12 members in total.  AK Steel will become a direct, wholly-owned subsidiary of Cliffs and will retain its branding and corporate identity.

According to Cliffs’ December 3, 2019 press release, “The pro forma Cliffs will be a vertically integrated steel company that is expected to drive improved profitability for existing Cliffs and AK Steel shareholders and is well-positioned to serve both the blast furnace and electric arc furnace segments.  In addition, Cliffs’ existing strong balance sheet and self-sufficiency in pellets for the combined company provide flexibility to pursue additional growth opportunities, including the potential future utilization of the blast furnace in Ashland to produce merchant pig iron, an opportunity neither company could pursue on a standalone basis.”

Cliffs will continue to be listed on the NYSE with its headquarters in Cleveland, Ohio.  The transaction is expected to close in the first half of 2020, subject to approval by the shareholders of both companies, receipt of regulatory approvals and satisfaction of other customary closing conditions.  Cliffs has obtained an approximately $2 billion financing commitment from Credit Suisse in connection with a new Asset Backed Loan and the refinancing of AK Steel’s 2023 senior secured notes.

Other Recent Developments

In its Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, Cliffs disclosed that it is continuing construction of its HBI plant in Toledo, Ohio, and it expects to complete construction and begin commercial production ahead of schedule, in the first half of 2020.

In its October 23, 2019 earnings call, Cliffs further disclosed that, during its third quarter, its company sales to the Toledo HBI plant were 346,000 tons, and that intercompany sales were lower than Cliffs had previously guided, as it diverted a portion of DR-grade pellet tonnage to the seaborne market.

Mesabi Trust Distribution Announcement

As previously reported by Mesabi Trust on October 11, 2019, the Trustees declared a distribution of eighty-seven cents ($0.87) per Unit of Beneficial Interest payable on November 20, 2019 to Mesabi Trust Unitholders of record at the close of business on October 30, 2019.  This distribution was paid as announced.

Arbitration with Cliffs and Northshore

On December 9, 2019, the Trustees of Mesabi Trust announced that the Trust has initiated arbitration against Northshore and its parent, Cliffs (jointly, the “Operator”), the lessee/operator of the leased lands.  The arbitration proceeding has been commenced with the American Arbitration Association.  The Trust asserts claims concerning the calculation of royalties related to the production, shipment and sale of iron ore, including DR-grade pellets.  More particularly, the claims involve the Trust’s allegations that the Operator has failed to properly record and calculate royalty amounts during the second and third quarters of 2019.  Based on information currently available to the Trust, the Trust seeks an award of damages, along with specific performance and declaratory relief.

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

There have been no material changes in the Trust’s critical accounting policies or significant accounting estimates during the three months ended October 31, 2019.  For a complete description of the Trust’s significant accounting policies, please see Note 2 to the financial statements included in the Trust’s Annual Report on Form 10-K for the year ended January 31, 2019.

Certain Tax Information

The Trust is not taxable as a corporation for federal or state income tax purposes and is instead qualified as a nontaxable grantor trust.  Since the Trust’s inception, all net taxable income is annually attributable directly to Unitholders for tax purposes regardless of whether the income is distributed or retained by the Trust in its reserve account.  As such, in lieu of the Trust paying income taxes, Unitholders report their pro rata share of the various items of Trust income and deductions on their income tax returns.  This reporting is required whether or not the earnings of the Trust are distributed as to Unitholders.  During calendar 2019, any funds retained to increase the Trust’s unallocated reserve, which were derived from reportable royalty income, will nonetheless become taxable as reportable income to Unitholders, depending on each individual’s personal tax situation.  Information regarding the background on the changes in the Trust’s unallocated reserve is described above under “Results of Operations — Comparison of Unallocated Reserve as of October 31, 2019, October 31, 2018 and January 31, 2019” on page 13.  Unitholders are encouraged to consult with their own tax advisors to plan for any financial impact related to this and to review their personal tax situations related to investing in, holding or selling units of beneficial interest in Mesabi Trust.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

On December 9, 2019, the Trustees of Mesabi Trust announced that the Trust has initiated arbitration against Northshore and its parent, Cliffs (jointly, the “Operator”), the lessee/operator of the leased lands.  The arbitration proceeding has been commenced with the American Arbitration Association.  The Trust asserts claims concerning the calculation of royalties related to the production, shipment and sale of iron ore, including DR-grade pellets.  More particularly, the claims involve the Trust’s allegations that the Operator has failed to properly record and calculate royalty amounts during the second and third quarters of 2019.  Based on information currently available to the Trust, the Trust seeks an award of damages, along with specific performance and declaratory relief.

Item 1A.  Risk Factors

The following risk factor supplements the Trust’s risk factors as described in “Risk Factors” set forth on pages 3 through 12 of Mesabi Trust’s Annual Report on Form 10-K for the year-ended January 31, 2019.

We are subject to disputes from time to time that could result in litigation, arbitration or other administrative proceedings that could adversely affect our operating results, financial condition and the market value of Mesabi Trust Units.

We may become involved in litigation, arbitration or other administrative proceedings from time to time.  These proceedings can be costly, and the results of such proceedings are often difficult to predict.  We may not have adequate insurance coverage or contractual protection to cover costs and liability in the event we are sued, and to the extent we resort to litigation, arbitration or other administrative proceedings to enforce our rights, we may incur significant costs and ultimately be unsuccessful or unable to recover amounts we believe are owed to us or unable to resolve the matter on favorable terms.

More specifically on December 9, 2019, the Trustees of Mesabi Trust announced that the Trust initiated arbitration against Northshore and its parent, Cliffs (jointly, the “Operator”), the lessee/operator of the leased lands.  The arbitration proceeding was commenced with the American Arbitration Association.  The Trust asserts claims concerning the calculation of royalties related to the production, shipment and sale of iron ore, including DR-grade pellets.  More particularly, the claims involve the Trust’s allegations that the Operator has failed to properly record and calculate royalty amounts during the second and third quarters of 2019.  Based on information currently available to the Trust, the Trust seeks an award of damages, along with specific performance and declaratory relief.

Any arbitration, legal or administrative proceedings to which the Mesabi Trust is subject could require the significant involvement of Trustees and the professional advisors and consultants to the Trust, and may divert attention from the Trustees’ other roles and responsibilities.  In addition, it is difficult to foresee the results of legal actions, arbitration matters and other proceedings currently involving the Mesabi Trust or of those which may arise in the future, and an adverse result in these matters could have a material adverse effect on the market value of Mesabi Trust units and on Mesabi Trust’s asset value, results of operations and financial condition.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

None.

Item 5.  Other Information

Mine Safety and Health Administration Safety Data.  Pursuant to §1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, Cliffs started reporting information related to certain mine safety results at Northshore.  This information is available in Part II, Item 4 of Cliffs’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, filed with the SEC on October 23, 2019.

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

99.1

Report of Baker Tilly Virchow Krause, LLP, dated December 10, 2019 regarding its review of the unaudited interim financial statements of Mesabi Trust as of and for the three and nine months ended October 31, 2019

Filed herewith

99.2	Press Release dated December 9, 2019	Filed herewith

101	XBRL Instance Document	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MESABI TRUST
(Registrant)

	By:	DEUTSCHE BANK TRUST COMPANY AMERICAS, as
Corporate Trustee
Principal Administrative Officer and duly authorized signatory:*

December 10, 2019		By:	/s/ Jeffrey Schoenfeld
Name: Jeffrey Schoenfeld*
Title: Vice President

* There are no principal executive officers or principal financial officers of the registrant.