Form 10-K
period 2020-01-31
MESABI TRUST
filed 2020-04-13
CIK 65172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2020

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission file number: 1-4488

MESABI TRUST

(Exact Name of Registrant as Specified in Its Charter)

New York	13-6022277
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o Deutsche Bank Trust Company Americas
Trust & Agency Services
60 Wall Street, 16th Floor
New York, New York	10005
(Address of Principal Executive Offices)	(Zip Code)

(904) 271-2520

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units of Beneficial Interest in Mesabi Trust	MSB	New York Stock Exchange

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

As of July 31, 2019, the aggregate market value of the Units of Beneficial Interest in the registrant held by non-affiliates of the registrant was $352,209,703 based on the closing sale price as reported on the New York Stock Exchange.  As of April 10, 2020, there were 13,120,010 Units of Beneficial Interest in Mesabi Trust outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Annual Report of the Trustees for the Fiscal Year Ended January 31, 2020 (Annual Report)	Parts I, II, and IV

MESABI TRUST

ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1.            BUSINESS.

(a)         General Development of Business.

The information under the headings “Trustees’ Discussion and Analysis of Financial Condition and Results of Operations,” “The Trust Estate,” “Leasehold Royalties,” and “Land Trust and Fee Royalties” in the Annual Report of the Trustees of Mesabi Trust for the fiscal year ended January 31, 2020, filed as Exhibit 13 to this Form 10-K (the “Annual Report”) is incorporated herein by reference.

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

ITEM 3.            LEGAL PROCEEDINGS.

On December 9, 2019, the Trustees of Mesabi Trust announced that the Trust initiated arbitration against Northshore Mining Company (“Northshore”), the lessee/operator of the leased lands, and its parent, Cleveland-Cliffs Inc.  (“Cliffs” and jointly with Northshore, the “Operator”), the lessee/operator of the leased lands.  The arbitration proceeding was commenced with the American Arbitration Association.  The Trust asserts claims concerning the calculation of royalties related to the production, shipment and sale of iron ore, including DR‑grade pellets.  More particularly, the claims involve the Trust’s allegations that the Operator has improperly manipulated royalty amounts with respect to DR-grade pellets by orchestrating isolated sale transactions of low silica iron ore into international markets at prices significantly below standard pellet pricing.  Based on information currently available to the Trust, the Trust seeks an award of damages, along with specific performance and declaratory relief.  The arbitration is in its early stages and no hearings have been set.

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

Changes in Internal Control over Financial Reporting.  To the knowledge of the Trustees there were no changes in the Trust’s internal control over financial reporting that occurred during the Trust’s last fiscal quarter that has materially affected, or is likely to materially affect, the Trust’s internal control over financial reporting.  The Trustees note for purposes of clarification that they have no authority over, and make no statement concerning, the internal controls of Northshore or Cliffs.

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

The Trust’s activities are limited to collecting income, paying expenses and liabilities, distributing net income to the holders of Trust Certificates (the “Unitholders”) after the payment of, or provision for, such expenses and liabilities, and protecting and conserving the assets held.  The Trustees have adopted a Code of Ethics that applies to the Trustees.  A copy of the Code of Ethics is incorporated by reference in Exhibit 14 of this Form 10-K.    We intend to disclose any amendments to and any waivers from a provision of our Code of Ethics on our website within four business days following such amendment or waiver.

The Trust has not designated a separate audit committee comprised of independent committee members relying on an exemption provided by Rule 10A-3 of the Securities Exchange Act of 1934, as amended.  As such, the Trustees have not designated an “audit committee financial expert.”  The Trustees collectively perform the functions of an audit committee.

To carry out the Trustees’ duties under the Agreement of Trust, the Trustees meet on at least a quarterly basis to discuss information and circumstances relevant to the Trust.  The Trustees also conduct telephone conferences from time to time between the quarterly meetings to address developments that require more timely attention.  The Trustees held 24 meetings either in person or via teleconference in fiscal 2020.  All of the Trustees attended at least 75% of the sum of all Trustee meetings held in fiscal 2020.

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

Age: 73

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

Age: 77

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

Age: 66

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

Mr. Mlinar was a part-time, salaried employee for Krech Ojard & Associates, Inc. (“Krech”), a private engineering consulting firm, which provides consulting services to its customers in diverse industries, including Cliffs and Northshore from October 2014 to August 2019.  Mr. Mlinar was never an owner, partner, officer or director of Krech.  Mr. Mlinar’s part-time employment did not include providing engineering consulting services through Krech for Cliffs or Northshore.

Robin M. Radke

Age: 49

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

Pursuant to the Amendment, each individual Trustee receives at least $20,000 in annual compensation for services as Trustee.  Each year, annual Trustee compensation is adjusted up or down (but not below $20,000) in accordance with changes from the November 1981 level of 295.5 (the “1981 Escalation Level”) in the All Commodities Producer Price Index (with 1967 = 100 as a base).  The All Commodities Producer Price Index is published by the U.S. Department of Labor, Bureau of Labor Statistics.  The adjustment is made at the end of each fiscal year and is calculated on the basis of the proportion between (a) the level of such index for the November preceding the end of such fiscal year, and (b) the 1981 Escalation Level.  Any action to modify or otherwise vary the compensation of the individual Trustees as provided by the Amendment must be approved by the affirmative vote of 66 2/3% in interest of the Trust Certificates then outstanding.  Each of the individual Trustees received total compensation of $40,310 during fiscal 2020.

Under the Amendment, the Corporate Trustee receives annual compensation for services as a Trustee in an amount equal to the greater of (i) $20,000, or such other amount determined in accordance with the adjustments described in the preceding paragraph, or (ii) one quarter of one percent (1/4 of 1%) of the trust moneys, exclusive of proceeds of sale of any part of the Trust Estate (as such terms are defined in the Agreement of Trust), received by the Trustees and distributed to Unitholders.  The compensation paid to Deutsche Bank Trust Company Americas, for services as Corporate Trustee of the Trust, under this second prong of this compensation formula was $172,915 pursuant to the Amendment.

Additionally, each year the Corporate Trustee receives $62,500 to cover clerical and administrative services to Mesabi Trust, other than services customarily performed by a registrar or transfer agent for which the Corporate Trustee is paid additional service fees.  The Corporate Trustee earned $172,708 in cash compensation for the fiscal year ended January 31, 2020, inclusive of the $62,500 administrative fee.  The Corporate Trustee also received $6,606 for its services as registrar and transfer agent for the year ended January 31, 2020.  Accordingly, the Corporate Trustee earned $179,314 in total compensation for the fiscal year ended January 31, 2020.

Under the Amendment, the Individual Trustees may, in extraordinary circumstances, pay additional compensation to the Corporate Trustee.  The decision to pay such compensation must be unanimously approved by the Individual Trustees.  The Corporate Trustee did not receive any compensation for extraordinary services with respect to the year ended January 31, 2020.

Trustees’ Compensation Report

The Trustees have not designated a compensation committee and are not required to do so by applicable law or regulation.  The Trustees, as a group, have reviewed and discussed the Compensation Discussion and Analysis (“CD&A”) and based on such review and discussion have recommended that the CD&A be included in this Annual Report on Form 10-K for the fiscal year ended January 31, 2020.

MESABI TRUST

Deutsche Bank Trust Company Americas
Robert C. Berglund
James A. Ehrenberg
Michael P. Mlinar
Robin M. Radke

Trustee Compensation

Summary Compensation Table

The table below summarizes the total compensation earned by each of the Individual Trustees and the Corporate Trustee in the fiscal year ended January 31, 2020.

					Change in
					Pension Value
					and Nonqualified
				Non-Equity	Deferred
	Trustee	Stock	Option	Incentive Plan	Compensation	All Other
	Fees Earned	Awards	Awards	Compensation	Earnings	Compensation		Total
Name	($)	($)	($)	($)	($)	($)		($)

Deutsche Bank Trust Company Americas, Corporate Trustee	$172,708	N/A	N/A	N/A	N/A	6,606	(1)	$179,314

Robert C. Berglund	$40,310	N/A	N/A	N/A	N/A	N/A		$40,310

James A. Ehrenberg	$40,310	N/A	N/A	N/A	N/A	N/A		$40,310

Michael P. Mlinar	$40,310	N/A	N/A	N/A	N/A	N/A		$40,310

Robin Radke	$40,310	N/A	N/A	N/A	N/A	N/A		$40,310

(1)	Represents fees and disbursements paid to Deutsche Bank Trust Company Americas for its services as registrar and transfer agent of the Units.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND TRUSTEES.

Based on information that has been obtained from Mesabi Trust’s records and a review of statements of beneficial ownership filed with Mesabi Trust pursuant to Rule 13d-1 or Rule 13d-2 under the Securities Exchange Act of 1934, as amended, no person known to Mesabi Trust beneficially owns more than 5% in interest of the Trust Certificates outstanding as of April 1, 2020.

The table below sets forth information as to the Units of Beneficial Interest in Mesabi Trust beneficially owned as of April 1, 2020 by the Trustees individually and as a group.  Except as otherwise indicated and subject to applicable community property laws, each Trustee has sole voting and investment powers with respect to the securities listed.  There were no Certificates of Beneficial Interest of Mesabi Trust pledged by the Trustees as of January 31, 2020.  The Trust does not have any compensation plans under which securities of the Trust are authorized for issuance.

	Amount of Beneficial		Percent of
Name	Ownership of Units		Class

Deutsche Bank Trust Company Americas	0		0

Robert C. Berglund	2,000		**

James A. Ehrenberg	3,000	(1)	**

Michael P. Mlinar	4,499	(2)	**

Robin M. Radke	595		**

All Trustees as a group	10,094		**

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

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Person Transaction Policy

During the fiscal year ended January 31, 2020, the Trustees met on at least a quarterly basis and reviewed and approved or ratified certain transactions that occurred during each of the prior fiscal quarters.  In connection with their review of the Trust’s transactions, the Trustees consider whether there have been any related person transactions.  In determining whether to approve a related person transaction, the Trustees consider the following factors, in addition to any other factors they deem necessary or appropriate:

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

Based on their review of the Trust’s transactions during the fiscal year ended January 31, 2020, the Trustees concluded that there were no related person transactions required to be disclosed in this Annual Report on Form 10-K.

Pass-Through Royalty Trust Exemptions

Because of its legal structure and character as a pass-through royalty trust, the Trust is exempt from Rule 10A-3 of the Securities Exchange Act and the Corporate Governance Standards set forth in Section 303A of the New York Stock Exchange’s Listed Company Manual.

ITEM 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(a)         Audit Fees.

The aggregate fees paid during fiscal 2020 for professional services rendered by Baker Tilly Virchow Krause, LLP (“Baker Tilly”) for the audit of the Trust’s annual financial statements and internal control over financial reporting and review of the financial statements included in the Trust’s quarterly reports on Form 10-Q were $65,560.

The aggregate fees paid during fiscal 2019 for professional services rendered by Baker Tilly for the audit of the Trust’s annual financial statements, the audit of the Trustees’ assessment of internal control over financial reporting and review of the financial statements included in the Trust’s quarterly reports on Form 10-Q were $69,170.

(b)         Audit-Related Fees.

No fees were paid to Baker Tilly for assurance and related services that were not reasonably related to the performance of the audit or review of the Trust’s financial statements for fiscal 2020 or fiscal 2019.

(c)         Tax Fees.

No fees were paid to Baker Tilly for tax compliance, tax advice and tax planning for Mesabi Trust for fiscal 2020 or fiscal 2019.

(d)         All Other Fees.

No other fees were paid to Baker Tilly for services provided to Mesabi Trust, other than those described in item (a), for fiscal 2020 or fiscal 2019.

Before an independent registered public accounting firm is engaged to perform audit and review services for the Trust, the Trustees approve the engagement.

PART IV

ITEM 15.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) 1.     Financial Statements:

The following Financial Statements are incorporated in this Report by reference from the following pages of the Annual Report:

Trustees’ Report on Internal Control over Financial Reporting	Page F-2

Report of Independent Registered Public Accounting Firm	Page F-3

Balance Sheets as of January 31, 2020 and 2019	Page F-4

Statements of Income for the years ended January 31, 2020, 2019, and 2018	Page F-5

Statements of Unallocated Reserve and Trust Corpus for the years ended January 31, 2020, 2019, and 2018	Page F-6

Statements of Cash Flows for the years ended January 31, 2020, 2019, and 2018	Page F-7

Notes to Financial Statements	Pages F-8 - F-15

(a) 3.     Exhibits:

Item No.	Item	Filing Method

3 and 4(b)	Agreement of Trust dated as of July 18, 1961

Incorporated by reference from Exhibit 3 to Mesabi Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 1987. (filed on paper – hyperlink is not required pursuant to Rule 105 of Regulation S-T)

3(a) and 4(c)	Amendment to the Agreement of Trust dated as of October 25, 1982

Incorporated by reference from Exhibit 3(a) to Mesabi Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 1988. (filed on paper – hyperlink is not required pursuant to Rule 105 of Regulation S-T)

4(a)	Instruments defining the rights of Trust Certificate Holders

Incorporated by reference from Exhibit 4 to Mesabi Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 1987. (filed on paper – hyperlink is not required pursuant to Rule 105 of Regulation S-T)

4(d)	Description of Mesabi Trust’s Securities.	Filed herewith.

10(a)	Peters Lease

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

10(g)	Amendment of Assignment, Assumption and Further Assignment of Peters Lease	Incorporated by reference from Exhibit A to Mesabi Trust’s Report on Form 8-K dated August 17, 1989. (filed on paper – hyperlink is not required pursuant to Rule 105 of Regulation S-T)

10(h)	Amendment of Assignment, Assumption and Further Assignments of Cloquet Lease	Incorporated by reference from Exhibit B to Mesabi Trust’s Report on Form 8-K dated August 17, 1989. (filed on paper – hyperlink is not required pursuant to Rule 105 of Regulation S-T)

10(i)	Summary Description of Trustees’ Compensation	Filed herewith.

13	Annual Report of the Trustees of Mesabi Trust for the fiscal year ended January 31, 2020	Filed herewith.

14	Trustees Code of Ethics	Incorporated by reference from Exhibit 14 to Mesabi Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004.

31	Certification of Corporate Trustee of Mesabi Trust pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

Item No.	Item	Filing Method

32	Certification of Corporate Trustee of Mesabi Trust pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

101.INS	XBRL Instance Document	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith.

ITEM 16.          FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 13, 2020

MESABI TRUST

By:	DEUTSCHE BANK TRUST COMPANY
AMERICAS
Corporate Trustee

Principal Administrative Officer and duly authorized signatory:*

	By:	/s/ Jeffrey Schoenfeld
Jeffrey Schoenfeld*
Vice President

* There are no principal executive officers or principal financial officers of the registrant.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert C. Berglund	April 13, 2020
Robert C. Berglund
Individual Trustee

/s/ James A. Ehrenberg	April 13, 2020
James A. Ehrenberg
Individual Trustee

/s/ Jeffrey Schoenfeld	April 13, 2020
Jeffrey Schoenfeld
Vice President
Deutsche Bank Trust Company Americas,
As Corporate Trustee of Mesabi Trust

/s/ Michael P. Mlinar	April 13, 2020
Michael P. Mlinar
Individual Trustee

/s/ Robin M. Radke	April 13, 2020
Robin M. Radke
Individual Trustee