Form 10-Q
period 2020-04-30
MESABI TRUST
filed 2020-06-08
CIK 65172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2020

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes    ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 5, 2020, there were 13,120,010 Units of Beneficial Interest in Mesabi Trust outstanding.

Forward-Looking Statements

Certain information included in this Quarterly Report on Form 10-Q contains, or incorporates by reference, not only historical information, but also “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934.  All such forward-looking statements, including those statements regarding estimation of iron ore pellet production, shipments, pricing, royalties and other matters, are based on information from the lessee/operator (and its parent corporation) of the mine located on the lands owned and held in trust for the benefit of the holders of units of beneficial interest of Mesabi Trust.  These statements may be identified by the use of forward-looking words, such as “may,” “will,” “could,” “project,” “predict,” “intend,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “should,” “assume,” “forecast” and other similar words.  Such forward-looking statements are inherently subject to known and unknown risks and uncertainties.  Actual results and future developments could differ materially from the results or developments expressed in or implied by these forward-looking statements.  These risks and uncertainties include, but are not limited to, volatility of iron ore and steel prices, market supply and demand, competition, environmental hazards, health and safety conditions, regulation or government action, litigation, uncertainties about estimates of reserves, general adverse business and industry economic trends, uncertainties arising from war, terrorist events and other global events, higher or lower customer demand for steel and iron ore, decisions by mine operators regarding curtailments or idling production lines or entire plants, environmental compliance uncertainties, difficulties in obtaining and renewing necessary operating permits, higher imports of steel and iron ore substitutes, processing difficulties, consolidation and restructuring in the domestic steel market, market inputs tied to indexed price adjustment factors found in Cliffs Pellet Agreements resulting in future adjustments to royalties payable to Mesabi Trust, the impact of the recent coronavirus (COVID-19) and other factors.  Further, substantial portions of royalties earned by Mesabi Trust are based on estimated prices that are subject to interim and final adjustments, which can be positive or negative, and are dependent in part on multiple price and inflation index factors under agreements to which Mesabi Trust is not a party and that are not known until after the end of a contract year.  It is possible that future negative price adjustments could partially or even completely offset royalties or royalty income that would otherwise be payable to the Trust in any particular quarter, or at year-end, thereby potentially reducing cash available for distribution to the Trust’s Unitholders in future quarters.

For a discussion of the factors, including without limitation, those that could materially and adversely affect Mesabi Trust’s actual results and performance, see “Risk Factors” set forth on pages 3 through 14 of Mesabi Trust’s Annual Report for the year ended January 31, 2020, as updated by Part II, Item 1A of this Quarterly Report on Form 10-Q.  These risks and uncertainties are not exclusive and further information concerning the Trust, including factors that potentially could materially affect our operating results, financial condition or the market price of the Units, may emerge from time to time.  Mesabi Trust undertakes no obligation, other than that imposed by law, to make any revisions to the forward-looking statements contained in this filing or to update them to reflect circumstances occurring after the date of this filing.  We advise you, however, to consult any further disclosures we make on related subjects in our future Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K and Current Reports on Form 8-K that we file with or furnish to the Securities and Exchange Commission.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements. (Note 1)

Mesabi Trust

Condensed Statements of Operations

Three Months Ended April 30, 2020 and 2019

	Three Months Ended
	April 30,
	2020	2019
	(unaudited)	(unaudited)
A. Condensed Statements of Operations

Revenues
Royalty income	$2,135,494	$5,361,790
Interest	33,269	105,083
Total revenues	2,168,763	5,466,873

Expenses	557,142	556,585

Net income	$1,611,621	$4,910,288

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING
Number of units outstanding	13,120,010	13,120,010

Net income per unit (Note 2)	$0.1228	$0.3743

Distributions declared per unit (Note 3)	$0.5600	$0.8900

See Notes to Condensed Financial Statements.

Mesabi Trust

Condensed Balance Sheets

April 30, 2020 and January 31, 2020

	April 30, 2020	January 31, 2020
	(unaudited)
B. Condensed Balance Sheets

Assets

Cash and cash equivalents	$14,283,675	$10,177,655

U.S. Government securities, at amortized cost (which approximates fair value)	—	13,332,474

Accrued income receivable	30,983	69,588
Prepaid expenses	78,851	67,654
Current assets	14,393,509	23,647,371

Fixed property, including intangibles, at nominal values
Assignments of leased property

Amended assignment of Peters Lease	1	1

Assignment of Cloquet Leases	1	1

Certificate of beneficial interest for 13,120,010 units of Land Trust	1	1
	3	3

Total assets	$14,393,512	$23,647,374

Liabilities, Unallocated Reserve And Trust Corpus

Liabilities
Distribution payable	$7,347,206	$9,184,007
Accrued expenses	159,712	120,630
Contract liability	791,162	2,511,720
Total liabilities	8,298,080	11,816,357

Unallocated reserve	6,095,429	11,831,014

Trust corpus	3	3

Total liabilities, unallocated reserve and trust corpus	$14,393,512	$23,647,374

See Notes to Condensed Financial Statements.

Mesabi Trust

Condensed Statements of Cash Flows

Three Months Ended April 30, 2020 and 2019

	Three Months Ended
	April 30,
	2020	2019
	(unaudited)	(unaudited)
C. Condensed Statements of Cash Flows

Operating activities
Royalties received	$449,496	$3,149,582
Interest received	37,314	40,324
Expenses paid	(529,257)	(817,592)

Net cash from (used for) operating activities	(42,447)	2,372,314

Investing activities
Maturities of U.S. Government securities	26,899,691	18,236,603
Purchases of U.S. Government securities	(13,567,217)	(2,803,492)

Net cash from investing activities	13,332,474	15,433,111

Financing activity
Distributions to unitholders	(9,184,007)	(18,236,814)

Net change in cash and cash equivalents	4,106,020	(431,389)

Cash and cash equivalents, beginning of period	10,177,655	881,810

Cash and cash equivalents, end of period	$14,283,675	$450,421

Reconciliation of net income to net cash from (used for) operating activities

Net income	$1,611,621	$4,910,288
Decrease (increase) in accrued income receivable	38,605	(1,038,520)
Increase in contract asset	—	(1,238,447)
Increase in prepaid expense	(11,197)	(16,613)
Increase (decrease) in accrued expenses	39,082	(244,394)
Decrease in contract liability	(1,720,558)	—

Net cash from (used for) operating activities	$(42,447)	$2,372,314

Non cash financing activity

Distributions declared and payable	$7,347,206	$12,332,809

See Notes to Condensed Financial Statements.

Mesabi Trust

Notes to Condensed Financial Statements

April 30, 2020 (Unaudited)

Note 1.  The financial statements and notes to financial statements included herein have been prepared without audit (except for the balance sheet at January 31, 2020) in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  In the opinion of the Trustees, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the results of operations for the three months ended April 30, 2020 and 2019, (b) the financial position at April 30, 2020 and (c) the cash flows for the three months ended April 30, 2020 and 2019, have been made.  For further information, refer to the financial statements and footnotes included in Mesabi Trust’s Annual Report on Form 10-K for the year ended January 31, 2020.

The Trust’s royalties have been and may continue to be adversely affected by the coronavirus (COVID-19) outbreak.  The spread of COVID-19 has led to the disruption of the business operations of Cliffs and its wholly-owned subsidiary, Northshore, upon which the Trust is dependent for royalties.  Cliffs has indicated that the COVID-19 pandemic will adversely impact its sales of steel and customized iron ore pellets.  In particular, the automotive industry, which Cliffs relies on for a significant amount of its sales, has been significantly disrupted.  As previously announced, Cliffs has temporarily shut down construction activities at its HBI production plant in Toledo, Ohio in March 2020, temporarily idled certain steel facilities in March and April 2020 and idled its Northshore mine in mid-April 2020.  Although the Northshore mine is idled, Cliffs has continued to ship limited amounts of stockpiled iron ore products from Northshore for which the Trust receives a royalty.  The Trust is unable to predict if and to what degree these shipments will continue.  In addition, although Cliffs has indicated that its expects its Northshore mine to restart in August 2020, it noted that it cannot predict when it will be able to restart construction of its HBI production plant, when its production facilities and/or mines will be able to resume operations or whether any other production facilities and/or mines will experience disruptions in the future.

On December 9, 2019, the Trustees of Mesabi Trust announced that the Trust initiated arbitration against Northshore, the lessee/operator of the leased lands and its parent, Cliffs.  The arbitration proceeding was commenced with the American Arbitration Association.  The Trust asserts claims concerning the calculation of royalties related to the production, shipment and sale of iron ore, including DR-grade pellets.  Based on information currently available to the Trust, the Trust seeks an award of damages, along with specific performance and declaratory relief.  The arbitration is in its early stages.

gg

Note 2.  Net income per unit is based on 13,120,010 units outstanding during the period.

The Trust accounts for revenue in accordance with ASC 606, Revenue from Contracts with Customers. All revenue is recognized as the performance obligations are satisfied.

Disaggregation of Revenues

The following tables represent a disaggregation of revenue for the three months ended April 30, 2020 and April 30, 2019.

	Three Months Ended April 30,
	2020	2019
Base overriding royalties	$1,182,012	$3,068,019
Bonus royalties	779,712	2,106,957
Fee royalties	173,770	186,814
Total royalty income	$2,135,494	$5,361,790

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

Accrued income receivable

The accrued income receivable is included in net income per unit.  The Trust recorded $30,983 of accrued income receivable as reflected on the Condensed Balance Sheet as of April 30, 2020 (unaudited).  As of January 31, 2020, the Trust recorded accrued income receivable of $69,588.

Contract asset and contract liability

The contract asset and contract liability are presented net in the accompanying condensed balance sheets as both the contract asset and contract liability are derived from one customer contract.  A net contract liability in the amount of $791,162 is reflected on the Condensed Balance Sheet as of April 30, 2020 (unaudited).  The net contract liability is made up of a contract asset in the amount of $1,003,962 and a contract liability in the amount of $1,795,124.   As of January 31, 2020, the Trust recorded a net contract liability of $2,511,720, made up of a contract asset in the amount of $192,059 and a contract liability in the amount of $2,703,779.  The contract asset is based on the revenue recognized on the base overriding royalties, at the estimated prices for iron ore products sold under the Cliffs Pellet Agreements, that will be collected in subsequent quarters as the uncertainty associated with the variable consideration is resolved.  The contract asset is not available for distribution to the Unitholders until the applicable royalties are actually received by the Trust.  The Trust includes estimated future royalty rates on current contracted volumes within contract asset.  The contract liability represents iron ore that has not been shipped by Northshore, but for which the Trust has received a royalty payment during the quarter ended April 30, 2020 based on an initial estimated price, or in certain instances, quarterly payment of minimum advance royalties.  Revenue will be recognized in accordance with the Trust’s revenue recognition policy at the estimated prices for iron ore products sold under the Cliffs Pellet Agreements as shipments of these products are made.

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

Note 4.  On April 30, 2020, the Trustees received the quarterly royalty report of iron ore product shipments from Silver Bay, Minnesota during the calendar quarter ended March 31, 2020 from Cleveland-Cliffs Inc. (“Cliffs”), the parent company of Northshore.

On April  13, 2020, the Trustees declared a distribution of $0.56 per Unit of Beneficial Interest payable on May 20, 2020 to Mesabi Trust Unitholders of record at the close of business on April 30, 2020.

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

As of April 30, 2020 and January 31, 2020, the unallocated cash and U.S. Government securities portion of the Trust’s Unallocated Reserve was comprised of the following components:

	April 30, 2020 (unaudited)	January 31, 2020
Cash and U.S. Government securities	$14,283,675	$23,510,129
Distribution payable	(7,347,206)	(9,184,007)

Unallocated cash and U.S. Government securities	$6,936,469	$14,326,122

A reconciliation of the Trust’s Unallocated Reserve and Trust Corpus for the three months ended April 30, 2020 and 2019 is as follows:

	Unallocated	Trust
	Reserve	Corpus	Total
Balances at January 31, 2020	$11,831,014	$3	$11,831,017

Net income	1,611,621	—	1,611,621
Distributions declared - $0.5600 per share	(7,347,206)	—	(7,347,206)

Balances at April 30, 2020	$6,095,429	$3	$6,095,432

	Unallocated	Trust
	Reserve	Corpus	Total
Balances at January 31, 2019	$16,805,689	$3	$16,805,692

Net income	4,910,288	—	4,910,288
Distributions declared - $0.8900 per share	(11,676,809)	—	(11,676,809)

Balances at April 30, 2019	$10,039,168	$3	$10,039,171

Item 2.  Trustees’ Discussion and Analysis of Financial Condition and Results of Operations.

This discussion should be read in conjunction with the condensed financial statements and notes presented in this Quarterly Report on Form 10-Q and the financial statements and notes in the last filed Annual Report on Form 10-K filed for the year ended January 31, 2020 for a full understanding of Mesabi Trust’s financial position and results of operations for the three month period ended April 30, 2020.

COVID-19 Update

Our royalties have been and may continue to be adversely affected by the coronavirus (COVID-19) outbreak.  The spread of COVID-19 has led to the disruption of the business operations of Cliffs and its wholly-owned subsidiary, Northshore, upon which we are dependent for our royalties.  Cliffs has indicated that the COVID-19 pandemic will adversely impact its sales of steel and customized iron ore pellets.  In particular, the automotive industry, which Cliffs relies on for a significant amount of its sales, has been significantly disrupted.  As previously announced, Cliffs has temporarily shut down construction activities at its HBI production plant in Toledo, Ohio in March 2020, temporarily idled certain steel facilities in March and April 2020 and idled its Northshore mine in mid-April 2020.  Although the Northshore mine is idled, Cliffs has continued to ship limited amounts of stockpiled iron ore products from Northshore for which we receive a royalty.  We are unable to predict if and to what degree these shipments will continue.  In addition, although Cliffs has indicated that its expects its Northshore mine to restart in August 2020, it noted that it cannot predict when it will be able to restart construction of its HBI production plant, when its production facilities and/or mines will be able to resume operations or whether any other production facilities and/or mines will experience disruptions in the future.

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

•

Royalty bonuses.  The Trust earns royalty bonuses when iron ore products shipped from Silver Bay are sold at prices above a threshold price per ton.  The royalty bonus is based on a percentage of the gross proceeds of product shipped from Silver Bay.  The threshold price is adjusted (but not below $30.00 per ton) on an annual basis for inflation and deflation (the “Adjusted Threshold Price”).  The Adjusted Threshold Price was $56.93 per ton for calendar year 2019 and is $57.85 per ton for calendar year 2020.  The royalty bonus percentage ranges from 1/2 of 1% of the gross proceeds (on all tonnage shipped for sale at prices between the Adjusted Threshold Price and $2.00 above the Adjusted Threshold Price) to 3% of the gross proceeds (on all tonnage shipped for sale at prices $10.00 or more above the Adjusted Threshold Price).  Royalty bonuses are subject to price adjustments under the Cliffs Pellet Agreements and, as described elsewhere in this report, such adjustments may be positive or negative.

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

•

Minimum advance royalties.  Northshore’s obligation to pay base overriding royalties and royalty bonuses with respect to the sale of iron ore products generally accrues upon the shipment of those products from Silver Bay.  However, regardless of whether any shipment has occurred, Northshore is obligated to pay to Mesabi Trust a minimum advance royalty.  Each year, the amount of the minimum advance royalty is adjusted (but not below $500,000 per annum) for inflation and deflation.  The minimum advance royalty was $949,295 for calendar year 2019 and is $964,659 for calendar year 2020.  Until overriding royalties (and royalty bonuses, if any) for a particular year equal or exceed the minimum advance royalty for the year, Northshore must make quarterly payments of up to 25% of the minimum advance royalty for the year.  Because minimum advance royalties are essentially prepayments of base overriding royalties and royalty bonuses earned each year, any minimum advance royalties paid in a fiscal quarter are recouped by credits against base overriding royalties and royalty bonuses earned in later fiscal quarters during the year.

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

According to Cliffs’ Form 10-Q for its quarter ended March 31, 2020, certain of Cliffs’ supply agreements specify provisional price calculations, where the pricing mechanisms generally are based on market pricing, with the final revenue rate based on certain market inputs at a specified period in time in the future, per the terms of the supply agreements.  Market inputs are tied to indexed price adjustment factors that are integral to the iron ore supply contracts and vary based on the agreement.  The pricing mechanisms typically include adjustments based upon changes in the Platts 62% Price, Atlantic Basin pellet premiums and Platts international indexed freight rates.  The pricing adjustments generally operate in the same manner, with each factor typically comprising a portion of the price adjustment, although the weighting of each factor varies based upon the specific terms of each agreement.  The price adjustment factors have been evaluated to determine if they qualify as embedded derivatives.  The price adjustment factors share the same economic characteristics and risks as the host sales contract and are integral to the host sales contract as inflation adjustments; accordingly, they have not been separately valued as derivative instruments.

As also described elsewhere in this report, the Trust receives a bonus royalty equal to a percentage of the gross proceeds of iron ore products (mined from Mesabi Trust lands) shipped from Silver Bay and sold at prices above the Adjusted Threshold Price.  Although 93.2% of all the iron ore products shipped from Silver Bay during calendar 2019 was sold at prices higher than the Adjusted Threshold Price, the Trustees are unable to project whether Cliffs will continue to be able to sell iron ore products at prices above the applicable Adjusted Threshold Price, entitling the Trust to any future bonus royalty payments.

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

Results of Operations

Comparison of Iron Ore Pellet Production and Shipments for the Three Months Ended April 30, 2020 and April 30, 2019

As shown in the table below, during the three months ended April 30, 2020, production of iron ore pellets at Northshore from Mesabi Trust Lands totaled 1,187,464 tons, and shipments over the same period totaled 558,634 tons.  By comparison, pellet production and shipments for the comparable period in 2019 was 1,253,663 and 524,706, respectively.  The decrease in production is attributable to the anticipated future demand from Northshore’s customers as compared to the prior period.  The increase in shipments is attributable to the anticipated current demand from Northshore’s customers as compared to the prior comparable period.  For the three months ended April 30, 2020, approximately 98.8% of shipments from Silver Bay, Minnesota originated from Trust lands.

	Pellets Produced from	Pellets Shipped from
	Trust Lands	Trust Lands
Three Months Ended	(Tons)	(Tons)
April 30, 2020	1,187,464	558,634
April 30, 2019	1,253,663	524,706

Comparison of Royalty Income for the Three Months Ended April 30, 2020 and April 30, 2019

As reflected in the table below, the Trust’s total royalty income for the three months ended April 30, 2020 decreased by $3,226,296 to $2,135,494 as compared to the three months ended April 30, 2019.  The decrease in total royalty income is due to a decrease in pricing during the three months ended April 30, 2020, as compared to the three months ended April 30, 2019.

The table below shows that the base overriding royalties decreased $1,886,007 and the bonus royalties decreased by $1,327,245 for the three months ended April 30, 2020, as compared to the three months ended April 30, 2019.  Fee royalties decreased by $13,044 over the same period.  The decrease in the base overriding royalties and bonus royalties is attributable to a decrease in pricing in the current period as compared to the prior comparable period.  The decrease in the fee royalty amount is due to a decrease in the pricing for the tons of iron ore mined under the Peters Lease in the current fiscal quarter as compared to the prior comparable period.

The table below summarizes the components of Mesabi Trust’s total royalty income for the three months ended April 30, 2020 and April 30, 2019, respectively:

	Three Months Ended April 30,
	2020	2019
Base overriding royalties	$1,182,012	$3,068,019
Bonus royalties	779,712	2,106,957
Minimum advance royalty paid (recouped)	—	—
Fee royalties	173,770	186,814
Total royalty income	$2,135,494	$5,361,790

Comparison of Net Income, Expenses and Distributions for the Three Months Ended April 30, 2020 and April 30, 2019

Net income for the three months ended April 30, 2020 was $1,611,621, a decrease of $3,298,667 as compared to the three months ended April 30, 2019.  The decrease in net income for the three months ended April 30, 2020 was the result of a decrease in pricing of iron ore pellets, as compared to the three months ended April 30, 2019.  The Trust’s expenses for the three months ended April 30, 2020 were $557,142, an increase of $557 compared to the expenses for the three months ended April 30, 2019.  The table below summarizes the Trust’s income and expenses for the three months ended April 30, 2020 and April 30, 2019, respectively.

	Three Months Ended April 30,
	2020	2019
Total royalty income	$2,135,494	$5,361,790
Interest income	33,269	105,083
Total revenues	2,168,763	5,466,873
Expenses	557,142	556,585
Net income	$1,611,621	$4,910,288

As presented on the “Trust’s Condensed Statements of Operations” on page 3 of this quarterly report, the Trust’s net income per unit decreased $0.2515 per unit to $0.1228 per unit for the fiscal quarter ended April 30, 2020 as compared to the fiscal quarter ended April 30, 2019.  On April 13, 2020, the Trust declared a distribution of $0.56 per unit payable on May 20, 2020 to Unitholders of record on  May 30, 2020.  Comparatively, the Trust declared a distribution of $0.89 per unit to Unitholders in April 2019.

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

Comparison of Unallocated Reserve as of April 30, 2020,  April 30, 2019 and January 31, 2020

As set forth in the tables below, Unallocated Reserve, which is comprised of accrued income receivable, contract asset, unallocated cash and U.S. Government securities, contract liability, prepaid expenses and accrued expenses decreased from $10,039,168 as of April 30, 2019 to $6,095,429 as of April 30, 2020.  The decrease in Unallocated Reserve as of April 30, 2020, as compared to April 30, 2019, is primarily the result of a decrease in the accrued income receivable and contract asset and an increase in the contract liability.  The decrease in the accrued income receivable portion of the Unallocated Reserve is attributable to a decrease in shipments and related pricing for the month ended April 30, 2020 as compared to the prior comparable period.  The decrease in the contract asset is the result of revenue recognized on the base overriding royalties as the uncertainty associated with the variable consideration is resolved over the course of the calendar year.  The increase in the contract liability is the result of when royalties are received compared to when royalties are recognized, which is discussed further in “Note 2” on page 6.

	Three months ended April 30,
	2020	2019
Accrued Income Receivable	$30,983	$3,377,580
Contract Asset	—	1,294,804
Unallocated Cash and U.S. Government Securities	6,936,469	5,462,813
Prepaid Expenses and (Accrued Expenses), net	(80,861)	(96,029)
Contract Liability	(791,162)	—
Unallocated Reserve	$6,095,429	$10,039,168

It is possible that future negative price adjustments could offset, or even eliminate, future royalties or royalty income that would otherwise be payable to the Trust in any particular quarter, or at year end, thereby potentially reducing cash available for distribution to the Trust’s Unitholders in future quarters.  See the discussion under the heading “Risk Factors” beginning on page 3 of the Trust’s Annual Report for the fiscal year ended January 31, 2020, as updated by Part II, Item 1A of this Quarterly Report on Form 10-Q.

The Trust’s Unallocated Reserve as of April 30, 2020 decreased by $5,735,585 to $6,095,429, as compared to the fiscal year ended January 31, 2020.  The decrease in Unallocated Reserve as of April 30, 2020, as compared to January 31, 2020, is primarily the result of a decrease in the unallocated cash and U.S. Government securities.   This decrease is the result of when royalties are received compared to when distributions are declared, which is discussed further in “Note 2” on page 6.  As of April 30, 2020, the Trust’s Unallocated Reserve consisted of $6,936,469 of unallocated cash and U.S. Government securities and $30,983 of accrued income receivable.  At January 31, 2020, the Trust’s Unallocated Reserve consisted of $14,326,122 in unallocated cash and U.S. Government securities and $69,588 of accrued income receivable.

Each quarter, as authorized by the Agreement of Trust, the Trustees will reevaluate all relevant factors including all costs, expenses, obligations, and present and future liabilities of the Trust (whether fixed or contingent) in determining a prudent level of unallocated reserve in light of the unpredictable nature of the iron ore industry, current and projected future mining operations and current economic conditions.  Although the actual amount of the Unallocated Reserve will fluctuate from time to time and may increase or decrease from its current level, it is currently anticipated that future distributions will be highly dependent upon royalty income as it is received and the level of Trust expenses.  The amount of future royalty income available for distribution will be subject to the volume of iron ore product shipments and the dollar level of sales by Northshore.  Shipping activity is greatly reduced during the winter months.  Economic conditions, particularly those affecting the iron ore and steel industry arising from the COVID-19 pandemic, may adversely affect the amount and timing of such future shipments and sales.  The Trustees will continue to monitor the economic and other circumstances of the Trust to strike a responsible balance between distributions to Unitholders and the need to maintain adequate reserves at a prudent level, given the unpredictable nature of the iron ore and steel industry, the Trust’s dependence on the actions of the lessee/operator, and the fact that the Trust essentially has no other liquid assets.

Recent Developments

Quarterly Royalty Report

On April 30, 2020, the Trustees of Mesabi Trust received from Cliffs the quarterly royalty report of iron ore shipments from Silver Bay, Minnesota during the quarter ended March 31, 2020 (the “Royalty Report”) from Cliffs, the parent company of Northshore.

As reported to Mesabi Trust by Cliffs in the Royalty Report, based on shipments of iron ore products by Northshore during the three months ended March 31, 2020, Mesabi Trust was credited with a base royalty of $632,804.  Also, for the three months ended March 31, 2020, Mesabi Trust was credited with a bonus royalty in the amount of $633,693.  After applying a reduction of $2,502,524 as a result of negative pricing adjustments to base and bonus royalty calculations related to changes in price estimates made in prior quarters, Cliffs paid Mesabi Trust a minimum base royalty of $241,165 for shipments during the quarter ended March 31, 2020.    In addition, a royalty payment of $208,331 was paid to the Mesabi Land Trust.    Accordingly, the total royalty payments received by Mesabi Trust on April 30, 2020 from Cliffs were $449,496.

The royalties paid to Mesabi Trust are based on the volume of shipments of iron ore pellets for the quarter and the year to date, the pricing of iron ore product sales, and the percentage of iron ore pellet shipments from Mesabi Trust lands rather than from non-Mesabi Trust lands.  In the first calendar quarter of 2020, Cliffs credited Mesabi Trust with 340,617 tons of iron ore shipped, as compared to 126,568 tons shipped during the first calendar quarter of 2019.

The volume of shipments of iron ore pellets (and other iron ore products) by Northshore varies from quarter to quarter and year to year based on a number of factors, including the requested delivery schedules of customers, general economic conditions in the iron ore industry, and weather conditions on the Great Lakes.  Further, the prices under the Cliffs Pellet Agreements, to which Mesabi Trust is not a party, are subject to interim and final pricing adjustments, dependent in part on multiple price and inflation index factors, some of which are not known until after the end of a contract year.  The factors that could result in price adjustments under Cliffs’ customer contracts include changes in the Platts 62% Price, hot-rolled coil steel price, the Atlantic Basin pellet premium, published Platts international indexed freight rates and changes in specified producer price indices, including those for industrial commodities, fuel and steel.  These multiple factors can result in significant variations in royalties received by Mesabi Trust (and in turn, the resulting funds available for distribution to Unit holders by Mesabi Trust) from quarter to quarter and from year to year.  These variations, which can be positive or negative, cannot be predicted by the Trustees of Mesabi Trust.  Royalty payments anticipated to be received during fiscal 2021 will continue to reflect pricing estimates for shipments of iron ore products that will be subject to positive or negative pricing adjustments pursuant to the Cliffs Pellet Agreements.  Based on the above factors, and as indicated by the Trust’s historical distribution payments, the royalties received by the Trust, and the distributions paid to Unit holders, if any, in any particular quarter are not necessarily indicative of royalties that will be received, or distributions that will be paid, if any, in any subsequent quarter or full year.

With respect to calendar year 2020, Northshore has not advised Mesabi Trust of its expected shipments of iron ore products or what percentage of 2020 shipments will be from Mesabi Trust iron ore.  In the Cliffs’ Royalty Report, Cliffs stated that the royalty payments being reported were based on estimated iron ore pellet prices under the Cliffs Pellet Agreements, which are subject to change.  It is possible that future negative price adjustments could offset, or even eliminate, royalties or royalty income that would otherwise be payable to Mesabi Trust in any particular quarter, or at year end, thereby potentially reducing cash available for distribution to Mesabi Trust’s Unit holders in future quarters.

Cliffs Announced Successful Completion of Merger with AK Steel Holding Corporation

On March 13, 2020, Cliffs announced that it successfully completed the acquisition of AK Steel Holding Corporation.  The combined company will be led by Chairman, President and Chief Executive Officer Lourenco Goncalves.

Other Recent Developments

In its Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, Cliffs disclosed that in response to the COVID-19 pandemic, Cliffs has made various operational changes to adjust to the demand for its products.  Although steel and iron ore are considered “essential” by the states in which Cliffs operates, certain of its facilities, including Dearborn Works, all Precision Partners facilities and approximately 65% of AK Tube production, have been temporarily idled until market conditions improve.  Cliffs also has temporarily shut down construction activities at the HBI production plant in Toledo, Ohio.  On April 13, 2020, Cliffs announced the temporary idling of two of its iron ore mining operations, Northshore in Minnesota and Tilden in Michigan, and Cliffs expects them to restart in August 2020 and July 2020, respectively.  Cliffs also indicated that it cannot predict when it will be able to restart construction of its HBI production plant, when its production facilities and/or mines will be able to resume operations or whether any other production facilities and/or mines will experience disruptions in the future.

Mesabi Trust Distribution Announcement

As previously reported by Mesabi Trust on April 13, 2020, the Trustees declared a distribution of fifty-six cents ($0.56) per Unit of Beneficial Interest payable on May 20, 2020 to Mesabi Trust Unitholders of record at the close of business on April 30, 2020.  This distribution was paid as announced.

Arbitration with Cliffs and Northshore

On December 9, 2019, the Trustees of Mesabi Trust announced that the Trust initiated arbitration against Northshore, the lessee/operator of the leased lands and its parent, Cliffs.  The arbitration proceeding was commenced with the American Arbitration Association.  The Trust asserts claims concerning the calculation of royalties related to the production, shipment and sale of iron ore, including DR-grade pellets.  Based on information currently available to the Trust, the Trust seeks an award of damages, along with specific performance and declaratory relief.  The arbitration is in its early stages.

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

For a discussion of additional factors, including but not limited to those that could adversely affect Mesabi Trust’s actual results and performance, see “Risk Factors” set forth on pages 3 through 14 of Mesabi Trust’s Annual Report for the year-ended January 31, 2020, as updated by Part II, Item 1A of this Quarterly Report on Form 10-Q.

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

There have been no material changes in the Trust’s critical accounting policies or significant accounting estimates during the three months ended April 30, 2020.  For a complete description of the Trust’s significant accounting policies, please see Note 2 to the financial statements included in the Trust’s Annual Report on Form 10-K for the year ended January 31, 2020.

Certain Tax Information

The Trust is not taxable as a corporation for federal or state income tax purposes and is instead qualified as a nontaxable grantor trust.  Since the Trust’s inception, all net taxable income is annually attributable directly to Unitholders for tax purposes regardless of whether the income is distributed or retained by the Trust in its reserve account.  As such, in lieu of the Trust paying income taxes, Unitholders report their pro rata share of the various items of Trust income and deductions on their income tax returns.  This reporting is required whether or not the earnings of the Trust are distributed as to Unitholders.  During calendar 2020, any funds retained to increase the Trust’s unallocated reserve, which were derived from reportable royalty income, will nonetheless become taxable as reportable income to Unitholders, depending on each individual’s personal tax situation.  Information regarding the background on the changes in the Trust’s unallocated reserve is described above under “Results of Operations — Comparison of Unallocated Reserve as of April 30, 2020,  April 30, 2019 and January 31, 2020” on page 12.  Unitholders are encouraged to consult with their own tax advisors to plan for any financial impact related to this and to review their personal tax situations related to investing in, holding or selling units of beneficial interest in Mesabi Trust.

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

As of the end of the period covered by this report, the Trustees carried out an evaluation of Mesabi Trust’s disclosure controls and procedures.  Based on this evaluation, the Trustees have concluded that such disclosure controls and procedures are effective.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

On December 9, 2019, the Trustees of Mesabi Trust announced that the Trust initiated arbitration against Northshore, the lessee/operator of the leased lands and its parent, Cliffs.  The arbitration proceeding was commenced with the American Arbitration

Association.  The Trust asserts claims concerning the calculation of royalties related to the production, shipment and sale of iron ore, including DR-grade pellets.  Based on information currently available to the Trust, the Trust seeks an award of damages, along with specific performance and declaratory relief.  The arbitration is in its early stages.

Item 1A.  Risk Factors

The following risk factors supplements the Trust’s risk factors as described in “Risk Factors” set forth on pages 3 through 14  of Mesabi Trust’s Annual Report for the year-ended January 31, 2020.

Our royalties have been and may continue to be adversely affected by the coronavirus (COVID-19) outbreak.

Our royalties have been and may continue to be adversely affected by the coronavirus (COVID-19) outbreak.  The spread of COVID-19 has led to the disruption of the business operations of Cliffs and its wholly-owned subsidiary, Northshore, upon which we are dependent for our royalties.  Cliffs has indicated that the COVID-19 pandemic will adversely impact its sales of steel and customized iron ore pellets. In particular, the automotive industry, which Cliffs relies on for a significant amount of its sales, has been significantly disrupted.  Cliffs temporarily shut down construction activities at its HBI production plant in March 2020, temporarily idled certain steel facilities in March and April 2020 and idled its Northshore mine in mid-April 2020.  Although Cliffs has indicated that it expects its Northshore mine to restart in August 2020, Cliffs noted that it cannot predict when it will be able to restart construction of its HBI production plant, when its production facilities and/or mines will be able to resume operations or whether any other production facilities and/or mines will experience disruptions in the future.

The extent to which the coronavirus outbreak will continue to impact the HBI project or Cliffs and Northshore’s business operations is uncertain and will depend on future developments, which are highly uncertain and cannot be predicted, including new information concerning the severity of the coronavirus and the actions taken to contain the coronavirus or treat its impact, among others.  These events could have a material adverse effect on the business operations of Cliffs and Northshore, which in turn, could have a material adverse effect on future royalties payable to the Trust.

Royalties received by the Trust, and distributions paid to Unitholders, in any particular quarter or year are not necessarily indicative of royalties or distributions that will be paid in any subsequent quarter or in any full year.

The spread of COVID-19 has led to the disruption of the business operations of Cliffs and its wholly-owned subsidiary, Northshore, upon which we are dependent for our royalties.  Cliffs temporarily shut down construction activities at its HBI production plant in Toledo, Ohio in March 2020, temporarily idled certain steel facilities in March and April 2020 and idled its Northshore mine in mid-April 2020.  Based on shipments of iron ore products by Northshore during the three months ended March 31, 2020, the total royalty payments received by Mesabi Trust on April 30, 2020 from Cliffs were $449,496, while the royalty payments received for the comparable three-month period in 2019 totaled $3,149,582.  The extent to which the coronavirus will continue to impact Cliffs’ and Northshore’s other business operations – and resulting royalties paid to the trust - is uncertain.

Royalties received by the Trust can fluctuate significantly from quarter to quarter and year to year based upon market prices for iron ore products, the level of orders for iron ore products from Cliffs’ customers, the sales and marketing efforts of Cliffs, the consumption of inventory by Cliffs’ customers, and production decisions made by Northshore.   Moreover, because some of the royalties paid to the Trust in any particular quarter include payments made with respect to pellets shipped and sold at estimated prices that are subject to future interim and final multi-year adjustments in accordance with the supply agreements between Cliffs and its customers, a downward trend in demand and market prices for iron and steel products could result in negative adjustments to royalties in future quarters, some of which may be significant.  These negative price adjustments could have a material adverse effect on the Trust’s royalty income, which in time could result in lower quarterly distributions paid by the Trust to Unitholders, and possibly reduce or even eliminate funds available for distribution in any quarter and in some quarters may completely offset royalties otherwise payable to the Trust.

Due to Cliffs’ and Northshore’s operational disruptions and other factors described above, cash available for distribution to Unitholders in future quarters could materially decrease, and in some cases, such decrease could result in no cash being available for distribution to Unitholders.  As a result, distributions that may be declared and paid to Unitholders, in any particular quarter, are not necessarily indicative of royalties that will be received, or distributions that will be paid, in any subsequent quarter or in any full year.  Based on the foregoing and the current uncertainty in the economic environment as a result of COVID-19, the Trust cannot ensure that there will be adequate cash available to make a distribution to Unitholders in any particular quarter.

Cliffs has disclosed that its hot-briquetted (“HBI”) project will require the commitment of substantial resources.  Any unanticipated costs or delays associated with Cliffs’ HBI project could negatively impact production and shipments of iron ore products by Northshore, which in turn could have a material adverse effect on future royalties payable to the Trust.

In Cliffs’ Annual Report, Cliffs has disclosed that its ongoing efforts with respect to the HBI project require the commitment of substantial capital expenditures.  Cliffs disclosed that it currently expects to incur capital expenditures through 2020 of approximately $1 billion on the development of the HBI production plant in Toledo, Ohio, of which approximately $800 million was paid as of March 31, 2020.  Cliffs indicated that estimated expenses may increase as personnel and equipment associated with advancing development and commercial production are added.  Further, Cliffs disclosed that the timely completion and successful commercial startup of the HBI project will depend in part on the following:

(i)maintaining required federal, state and local permits;

(ii)completing construction work, commissioning and integration of all of the systems comprising the HBI production plant;

(iii)negotiating sales contracts for its planned production; and

(iv)other factors, many of which are beyond Cliffs’ control.

Any unanticipated costs or delays associated with Cliffs’ HBI project could have a material effect on shipments of iron ore products from Silver Bay, which in turn could materially impact the Trust’s royalty revenue, and thereby impact the cash available for distribution by the Trust.  Further, the Trustees are not able to predict the impact on the Trust’s future potential royalties of either: (i) Northshore’s future anticipated production and shipments of DR-grade pellets from Silver Bay, or (ii) Cliffs’ HBI project.

On March 19, 2020, Cliffs announced it is temporarily shutting down construction activities at its HBI project site in Toledo, Ohio, in accordance with guidelines from the Governor of the State of Ohio regarding the COVID-19 pandemic.  Once construction is able to resume, it is uncertain whether Cliffs would be able to complete the HBI production plant for the same cost and on a similar schedule as previously expected.  Depending on the duration of the temporary shutdown, there are also risks that project assets may be damaged or inadequately maintained, equipment warranties may expire and current contractors may no longer be available to work upon restart.  The extent to which the coronavirus may impact or delay the HBI project is uncertain and will depend on future developments, which are highly uncertain and cannot be predicted, including new information concerning the severity of the coronavirus and the actions taken to contain the coronavirus or treat its impact, among others.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

None.

Item 5.  Other Information

Mine Safety and Health Administration Safety Data.  Pursuant to §1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, Cliffs started reporting information related to certain mine safety results at Northshore.  This information is available in Part II, Item 4 of Cliffs’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed with the SEC on May 11, 2020.

Item 6.  Exhibits.

(a)Exhibits

The following exhibits are being filed or furnished with this Quarterly Report on Form 10-Q:

Exhibit No.	Exhibit	Filing Method

31	Certification of Corporate Trustee of Mesabi Trust pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certification of Corporate Trustee of Mesabi Trust pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

99.1	Report of Baker Tilly Virchow Krause, LLP, dated June 8, 2020 regarding its review of the unaudited interim financial statements of Mesabi Trust as of and for the three months ended April 30, 2020	Filed herewith

101	XBRL Instance Document	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MESABI TRUST
(Registrant)

	By:	DEUTSCHE BANK TRUST COMPANY AMERICAS, as
Corporate Trustee
Principal Administrative Officer and duly authorized signatory:*

June 8, 2020		By:	/s/ Jeffrey Schoenfeld
Name: Jeffrey Schoenfeld*
Title: Vice President

* There are no principal executive officers or principal financial officers of the registrant.