Form 10-Q
period 2020-07-31
MESABI TRUST
filed 2020-09-08
CIK 65172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission File Number: 1-4488

MESABI TRUST

(Exact name of registrant as specified in its charter)

New York	13-6022277
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

, New York
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

As of September 4, 2020, there were 13,120,010 Units of Beneficial Interest in Mesabi Trust outstanding.

Forward-Looking Statements

Certain information included in this Quarterly Report on Form 10-Q contains, or incorporates by reference, not only historical information, but also “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934. All such forward-looking statements, including those statements regarding estimation of iron ore pellet production, shipments, pricing, royalties and other matters, are based on information from the lessee/operator (and its parent corporation) of the mine located on the lands owned and held in trust for the benefit of the holders of units of beneficial interest of Mesabi Trust (“Mesabi Trust” or the “Trust”). These statements may be identified by the use of forward-looking words, such as “may,” “will,” “could,” “project,” “predict,” “intend,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “should,” “assume,” “forecast” and other similar words. Such forward-looking statements are inherently subject to known and unknown risks and uncertainties. Actual results and future developments could differ materially from the results or developments expressed in or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, volatility of iron ore and steel prices, market supply and demand, competition, environmental hazards, health and safety conditions, regulation or government action, litigation, uncertainties about estimates of reserves, general adverse business and industry economic trends, uncertainties arising from war, terrorist events and other global events, higher or lower customer demand for steel and iron ore, decisions by mine operators regarding curtailments or idling production lines or entire plants, environmental compliance uncertainties, difficulties in obtaining and renewing necessary operating permits, higher imports of steel and iron ore substitutes, processing difficulties, consolidation and restructuring in the domestic steel market, market inputs tied to indexed price adjustment factors found in Cliffs Pellet Agreements (as defined below) resulting in future adjustments to royalties payable to Mesabi Trust, the impact of the recent coronavirus (COVID-19) pandemic and other factors. Further, substantial portions of royalties earned by Mesabi Trust are based on estimated prices that are subject to interim and final adjustments, which can be positive or negative, and are dependent in part on multiple price and inflation index factors under agreements to which Mesabi Trust is not a party and that are not known until after the end of a contract year. It is possible that future negative price adjustments could partially or even completely offset royalties or royalty income that would otherwise be payable to the Trust in any particular quarter, or at year-end, thereby potentially reducing cash available for distribution to the Trust’s Unitholders (as defined below) in future quarters.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements. (Note 1)

Mesabi Trust

Condensed Statements of Operations

Three and Six Months Ended July 31, 2020 and 2019

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2020	2019	2020	2019
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
A. Condensed Statements of Operations

Revenues
Royalty income	$7,218,361	$14,301,838	$9,353,855	$19,663,627
Interest	24	42,386	33,293	147,469
Total revenues	7,218,385	14,344,224	9,387,148	19,811,096

Expenses	542,382	432,537	1,099,524	989,121

Net income	$6,676,003	$13,911,687	$8,287,624	$18,821,975

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING
Number of units outstanding	13,120,010	13,120,010	13,120,010	13,120,010

Net income per unit (Note 2)	$0.5088	$1.0603	$0.6317	$1.4346

Distributions declared per unit (Note 3)	$0.0500	$0.2100	$0.6100	$1.1000

See Notes to Condensed Financial Statements.

Mesabi Trust

Condensed Balance Sheets

July 31, 2020 and January 31, 2020

	July 31, 2020	January 31, 2020
	(unaudited)
B. Condensed Balance Sheets

Assets

Cash and cash equivalents	$458,957	$10,177,655

U.S. Government securities, at amortized cost (which approximates fair value)	10,141,648	13,332,474

Accrued income receivable	1,048,727	69,588
Contract asset	1,059,624	—
Prepaid expenses	229,187	67,654
Current assets	12,938,143	23,647,371

Fixed property, including intangibles, at nominal values
Assignments of leased property

Amended assignment of Peters Lease	1	1

Assignment of Cloquet Leases	1	1

Certificate of beneficial interest for 13,120,010 units of Land Trust	1	1
	3	3

Total assets	$12,938,146	$23,647,374

Liabilities, Unallocated Reserve And Trust Corpus

Liabilities
Distribution payable	$656,001	$9,184,007
Accrued expenses	166,711	120,630
Contract liability	—	2,511,720
Total liabilities	822,712	11,816,357

Unallocated reserve	12,115,431	11,831,014

Trust corpus	3	3

Total liabilities, unallocated reserve and trust corpus	$12,938,146	$23,647,374

See Notes to Condensed Financial Statements.

Mesabi Trust

Condensed Statements of Cash Flows

Six Months Ended July 31, 2020 and 2019

	Six Months Ended
	July 31,
	2020	2019
	(unaudited)	(unaudited)
C. Condensed Statements of Cash Flows

Operating activities
Royalties received	$4,799,327	$15,025,100
Interest received	37,338	137,704
Expenses paid	(1,214,976)	(1,315,916)

Net cash from operating activities	3,621,689	13,846,888

Investing activities
Maturities of U.S. Government securities	26,899,691	32,122,312
Purchases of U.S. Government securities	(23,708,865)	(16,484,759)

Net cash from investing activities	3,190,826	15,637,553

Financing activity
Distributions to unitholders	(16,531,213)	(29,913,623)

Net change in cash and cash equivalents	(9,718,698)	(429,182)

Cash and cash equivalents, beginning of period	10,177,655	881,810

Cash and cash equivalents, end of period	$458,957	$452,628

Reconciliation of net income to net cash from (used for) operating activities

Net income	$8,287,624	$18,821,975
Increase in accrued income receivable	(979,139)	(1,481,571)
Increase in contract asset	(1,059,624)	(3,166,721)
Increase in prepaid expense	(161,533)	(116,226)
Increase (decrease) in accrued expenses	46,081	(210,569)
Decrease in contract liability	(2,511,720)	—

Net cash from operating activities	$3,621,689	$13,846,888

Non cash financing activity

Distributions declared and payable	$656,001	$2,755,202

See Notes to Condensed Financial Statements.

Mesabi Trust

Notes to Condensed Financial Statements

July 31, 2020 (Unaudited)

Note 1.  The financial statements and notes to financial statements included herein have been prepared without audit (except for the balance sheet at January 31, 2020) in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Trustees, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the results of operations for the three and six months ended July 31, 2020 and 2019, (b) the financial position at July 31, 2020 and (c) the cash flows for the six months ended July 31, 2020 and 2019, have been made. For further information, refer to the financial statements and footnotes included in Mesabi Trust’s Annual Report on Form 10-K for the year ended January 31, 2020.

The Trust’s royalties have been and may continue to be adversely affected by the coronavirus (COVID-19) pandemic. During the second quarter of 2020, the spread of COVID-19 led to the disruption of the business operations of Cleveland-Cliffs Inc. (“Cliffs”) and its wholly-owned subsidiary, Northshore Mining Company (“Northshore”), upon which we are dependent for our royalties. Although steel and iron ore production have been considered “essential” by the states in which Cliffs operates, certain of its facilities and construction activities were temporarily idled during the second quarter of 2020. Nearly all of these temporarily idled facilities were restarted as of June 30, 2020, with the exception of the Dearborn hot-end operations and Mansfield operations, which were restarted in July 2020, and the Northshore mine, which was restarted in August 2020. In its most recent quarterly report on Form 10-Q, Cliffs also indicated that it cannot predict whether its operations will experience additional disruptions in the future, and that it may also continue to experience supply chain disruptions or operational issues with its vendors, suppliers and contractors who are facing similar COVID-19 pandemic challenges. Further, Cliffs indicated that because the impact of the COVID-19 pandemic continues to evolve, it could not predict the extent to which its business, results of operations, financial condition or liquidity will ultimately be impacted.

On December 9, 2019, the Trustees of Mesabi Trust announced that the Trust initiated arbitration against Northshore, the lessee/operator of the leased lands, and its parent, Cliffs. The arbitration proceeding was commenced with the American Arbitration Association. The Trust asserts claims concerning the calculation of royalties related to the production, shipment and sale of iron ore, including DR-grade pellets. Based on information currently available to the Trust, the Trust seeks an award of damages, along with specific performance and declaratory relief. The arbitration is in its early stages.

gg

Note 2.  Net income per unit is based on 13,120,010 units outstanding during the period.

The Trust accounts for revenue in accordance with ASC 606, Revenue from Contracts with Customers. All revenue is recognized as the performance obligations are satisfied.

Disaggregation of Revenues

The following tables represent a disaggregation of revenue for the three and six months ended July 31, 2020 and July 31, 2019.

	Three Months Ended July 31,
	2020	2019
Base overriding royalties	$4,174,785	$8,326,504
Bonus royalties	3,043,576	5,818,223
Fee royalties	—	157,111
Total royalty income	$7,218,361	$14,301,838

	Six Months Ended July 31,
	2020	2019
Base overriding royalties	$5,356,796	$11,394,522
Bonus royalties	3,823,288	7,925,180
Fee royalties	173,771	343,925
Total royalty income	$9,353,855	$19,663,627

Base overriding royalties

The performance obligation for the base overriding royalty consists of providing Northshore access to the Peters Lands, Cloquet Lands, and Mesabi Lands and the right to mine on these lands. The consideration to be received from this access relates to the volume of iron ore shipped by Northshore. Mesabi Trust receives royalties at the greater of (i) the aggregate quantity of iron ore products shipped that were mined from Mesabi Trust Lands, and (ii) a portion of the aggregate quantity of all iron ore products shipped from Silver Bay, Minnesota that were mined from any lands, such portion being 90% of the first four million tons shipped from Silver Bay during such year, 85% of the next two million tons shipped during such year, and 25% of all tonnage shipped during such year in excess of six million tons. The royalty percentage paid to the Trust increases as the aggregate tonnage of iron ore products shipped, attributable to the Trust, in any calendar year increases past each of the first four one-million ton volume thresholds. The base overriding royalties contain variable consideration, as the transaction price is based on a percentage that varies based on the total cumulative tons of iron ore shipped for the calendar year. The Trust estimates the variable consideration it expects to be entitled to receive over the contractual period associated with the royalty agreement. Under the royalty agreement, measuring the total cumulative volumes of iron ore shipped, and the applicable royalty percentages, are reset at the beginning of each calendar year. The Trust evaluates the estimate of the variable consideration to determine whether the estimate needs to be constrained; therefore, the Trust includes the variable consideration in the transaction price only to the extent that it is probable that a significant reversal of the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. For the base overriding royalties, the Trust estimates the base overriding royalty percentage using the expected value method, which calculates the estimate based off the historical, current, and forecasted shipments. The Trust recognizes base overriding royalties on a quarterly basis based on the actual shipments for the fiscal quarter at the estimated royalty percentage as described above and based on the estimated prices for iron ore products sold under the Cliffs Pellet Agreements.

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

Accrued income receivable

The accrued income receivable is included in net income per unit. The Trust recorded $1,048,727 of accrued income receivable as reflected on the Condensed Balance Sheet as of July 31, 2020 (unaudited). As of January 31, 2020, the Trust recorded accrued income receivable of $69,588.

Contract asset and contract liability

The contract asset and contract liability are presented net in the accompanying condensed balance sheets as both the contract asset and contract liability are derived from one customer contract. A net contract asset in the amount of $1,059,624 is reflected on the Condensed Balance Sheet as of July 31, 2020 (unaudited). The net contract asset is made up of a contract asset in the amount of $1,964,472 and a contract liability in the amount of $904,848. As of January 31, 2020 the Trust recorded a net contract liability of $2,511,720, made up of a contract asset in the amount of $192,059 and a contract liability in the amount of $2,703,779. The contract asset is based on the revenue recognized on the base overriding royalties, at the estimated prices for iron ore products sold under the Cliffs Pellet Agreements, that will be collected in subsequent quarters as the uncertainty associated with the variable consideration is resolved. The contract asset is not available for distribution to the Unitholders until the applicable royalties are actually received by the Trust. The Trust includes estimated future royalty rates on current contracted volumes within contract asset. The contract liability represents iron ore that has not been shipped by Northshore, but for which the Trust has received a royalty payment during the quarter ended July 31, 2020 based on an initial estimated price, or in certain instances, quarterly payment of minimum advance royalties. Revenue will be recognized in accordance with the Trust’s revenue recognition policy at the estimated prices for iron ore products sold under the Cliffs Pellet Agreements as shipments of these products are made.

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

Note 4.  On July 13, 2020, the Trustees declared a distribution of $0.05 per Unit of Beneficial Interest payable on August 20, 2020 to Mesabi Trust Unitholders of record at the close of business on July 30, 2020.

On July 30, 2020, the Trustees received the quarterly royalty report of iron ore product shipments from Silver Bay, Minnesota during the calendar quarter ended June 30, 2020 from Cliffs, the parent company of Northshore.

Each quarter, as authorized by the Agreement of Trust dated July 18, 1961 (the “Agreement of Trust”), the Trustees evaluate all relevant factors including all costs, expenses, obligations, and present and future liabilities of the Trust (whether fixed or contingent) in determining the prudent level of unallocated reserve in light of the unpredictable nature of the iron ore industry and current economic conditions.

Pursuant to the Agreement of Trust, the Trustees make decisions about cash distributions to Unitholders based on the royalty payments it receives from Northshore when received, rather than as royalty income is recorded in accordance with the Trust’s revenue recognition policy. Refer to Note 3 for further information.

As of July 31, 2020 and January 31, 2020, the unallocated cash and U.S. Government securities portion of the Trust’s Unallocated Reserve was comprised of the following components:

	July 31, 2020 (unaudited)	January 31, 2020
Cash and U.S. Government securities	$10,600,605	$23,510,129
Distribution payable	(656,001)	(9,184,007)

Unallocated cash and U.S. Government securities	$9,944,604	$14,326,122

A reconciliation of the Trust’s Unallocated Reserve and Trust Corpus for the six and three months ended July 31, 2020 and 2019 is as follows:

	Unallocated	Trust
	Reserve	Corpus	Total
Balances at January 31, 2020	$11,831,014	$3	$11,831,017

Net income	8,287,624	—	8,287,624
Distributions declared - $0.6100 per share	(8,003,207)	—	(8,003,207)

Balances at July 31, 2020	$12,115,431	$3	$12,115,434

	Unallocated	Trust
	Reserve	Corpus	Total
Balances at April 30, 2020	$6,095,429	$3	$6,095,432

Net income	6,676,003	—	6,676,003
Distributions declared - $0.0500 per share	(656,001)	—	(656,001)

Balances at July 31, 2020	$12,115,431	$3	$12,115,434

	Unallocated	Trust
	Reserve	Corpus	Total
Balances at January 31, 2019	$16,805,689	$3	$16,805,692

Net income	18,821,975	—	18,821,975
Distributions declared - $1.1000 per share	(14,432,011)	—	(14,432,011)

Balances at July 31, 2019	$21,195,653	$3	$21,195,656

	Unallocated	Trust
	Reserve	Corpus	Total
Balances at April 30, 2019	$10,039,168	$3	$10,039,171

Net income	13,911,687	—	13,911,687
Distributions declared - $0.2100 per share	(2,755,202)	—	(2,755,202)

Balances at July 31, 2019	$21,195,653	$3	$21,195,656

Item 2. Trustees’ Discussion and Analysis of Financial Condition and Results of Operations.

This discussion should be read in conjunction with the condensed financial statements and notes presented in this Quarterly Report on Form 10-Q and the financial statements and notes in the last filed Annual Report on Form 10-K filed for the year ended January 31, 2020 for a full understanding of Mesabi Trust’s financial position and results of operations for the three and six months ended July 31, 2020.

COVID-19 Update

Our royalties have been and may continue to be adversely affected by the coronavirus (COVID-19) pandemic. During the second quarter of 2020, the spread of COVID-19 led to the disruption of the business operations of Cliffs and its wholly-owned subsidiary, Northshore, upon which we are dependent for our royalties. Although steel and iron ore production have been considered “essential” by the states in which Cliffs operates, certain of its facilities and construction activities were temporarily idled during the second quarter of 2020. Nearly all of these temporarily idled facilities were restarted as of June 30, 2020, with the exception of the Dearborn hot-end operations and Mansfield operations, which were restarted in July 2020, and the Northshore mine, which was restarted in August 2020. In its most recent quarterly report on Form 10-Q, Cliffs also indicated that it cannot predict whether its operations will experience additional disruptions in the future, and that it may also continue to experience supply chain disruptions or operational issues with its vendors, suppliers and contractors who are facing similar COVID-19 pandemic challenges. Further, Cliffs indicated that because the impact of the COVID-19 pandemic continues to evolve, it could not predict the extent to which its business, results of operations, financial condition or liquidity will ultimately be impacted.

Background

Mesabi Trust, formed pursuant to the Agreement of Trust, is a trust organized under the laws of the State of New York. Mesabi Trust holds all of the interests formerly owned by Mesabi Iron Company (“MIC”), including all right, title and interest in the Amendment of Assignment, Assumption and Further Assignment of Peters Lease (the “Amended Assignment of Peters Lease”), the Amendment of Assignment, Assumption and Further Assignment of Cloquet Lease (the “Amended Assignment of Cloquet Lease” and together with the Amended Assignment of Peters Lease, the “Amended Assignment Agreements”), the beneficial interest in a trust organized under the laws of the State of Minnesota to administer the Mesabi Fee Lands (as defined below) as the trust corpus in compliance with the laws of the State of Minnesota on July 18, 1961 (the “Mesabi Land Trust”) and all other assets and property identified in the Agreement of Trust. The Amended Assignment of Peters Lease relates to an Indenture made as of April 30, 1915 among East Mesaba Iron Company (“East Mesaba”), Dunka River Iron Company (“Dunka River”) and Claude W. Peters (the “Peters Lease”) and the Amended Assignment of Cloquet Lease relates to an Indenture made May 1, 1916 between Cloquet Lumber Company and Claude W. Peters (the “Cloquet Lease”).

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

The Trustees do not intend to expand their responsibilities beyond those permitted or required by the Agreement of Trust, the Amendment to the Agreement of Trust dated October 25, 1982 (the “Amendment”), and those required under applicable law. Mesabi Trust has no employees, but it engages independent consultants to assist the Trustees in, among other things, monitoring the volume and sales prices of iron ore products shipped from Silver Bay, Minnesota, based on information supplied to the Trustees by Northshore, the lessee/operator of the lands leased under the Peters Lease and Cloquet Lease (the “Peters Lease Lands” and “Cloquet Lease Lands,” respectively) and the 20% fee interest of certain lands that are particularly described in, and subject to a mining lease under, the Peters Lease (the “Mesabi Fee Lands,” and together with the Peters Lease Lands and Cloquet Lease Lands, the “Mesabi Trust Lands”), and its parent company, Cliffs. References to Northshore in this quarterly report, unless the context requires otherwise, are applicable to Cliffs as well.

Leasehold royalty income constitutes the principal source of the Trust’s revenue. The income of the Trust is highly dependent upon the activities and operations of Northshore. Royalty rates and the resulting royalty payments received by the Trust are determined in accordance with the terms of the Trust’s leases and assignments of leases.

Three types of royalties, as well as royalty bonuses, comprise the Trust’s leasehold royalty income:

●	Base overriding royalties. Base overriding royalties have historically constituted the majority of the Trust’s royalty income. Base overriding royalties are determined by both the volume and selling price of iron ore products shipped. Northshore is obligated to pay the Trust base overriding royalties in varying amounts, based on the volume of iron ore products shipped. Base overriding royalties are calculated as a percentage of the gross proceeds of iron ore products produced at Mesabi Trust Lands (and to a

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

●	Royalty bonuses. The Trust earns royalty bonuses when iron ore products shipped from Silver Bay are sold at prices above a threshold price per ton. The royalty bonus is based on a percentage of the gross proceeds of product shipped from Silver Bay. The threshold price is adjusted (but not below $30.00 per ton) on an annual basis for inflation and deflation (the “Adjusted Threshold Price”). The Adjusted Threshold Price was $56.93 per ton for calendar year 2019 and is $57.85 per ton for calendar year 2020. The royalty bonus percentage ranges from 1/2 of 1% of the gross proceeds (on all tonnage shipped for sale at prices between the Adjusted Threshold Price and $2.00 above the Adjusted Threshold Price) to 3% of the gross proceeds (on all tonnage shipped for sale at prices $10.00 or more above the Adjusted Threshold Price). Royalty bonuses are subject to price adjustments under the Cliffs Pellet Agreements and, as described elsewhere in this report, such adjustments may be positive or negative.

●	Fee royalties. Fee royalties have historically constituted a smaller component of the Trust’s total royalty income. Fee royalties are payable to the Mesabi Land Trust, a Minnesota land trust, which holds a 20% interest as fee owner in the Amended Assignment of Peters Lease. Mesabi Trust holds the entire beneficial interest in the Mesabi Land Trust for which U.S. Bank N.A. acts as the corporate trustee. Mesabi Trust receives the net income of the Mesabi Land Trust, which is generated from royalties on the amount of crude ore mined after the payment of expenses to U.S. Bank N.A. for its services as the corporate trustee. Crude ore is the source of iron oxides used to make iron ore pellets and other products. The fee royalty on crude ore is based on an agreed price per ton, subject to certain indexing.

●	Minimum advance royalties. Northshore’s obligation to pay base overriding royalties and royalty bonuses with respect to the sale of iron ore products generally accrues upon the shipment of those products from Silver Bay. However, regardless of whether any shipment has occurred, Northshore is obligated to pay to Mesabi Trust a minimum advance royalty. Each year, the amount of the minimum advance royalty is adjusted (but not below $500,000 per annum) for inflation and deflation. The minimum advance royalty was $949,295 for calendar year 2019 and is $964,659 for calendar year 2020. Until overriding royalties (and royalty bonuses, if any) for a particular year equal or exceed the minimum advance royalty for the year, Northshore must make quarterly payments of up to 25% of the minimum advance royalty for the year. Because minimum advance royalties are essentially prepayments of base overriding royalties and royalty bonuses earned each year, any minimum advance royalties paid in a fiscal quarter are recouped by credits against base overriding royalties and royalty bonuses earned in later fiscal quarters during the year.

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

According to Cliffs’ Form 10-Q for its quarter ended June 30, 2020, certain of Cliffs’ supply agreements specify provisional price calculations, where the pricing mechanisms generally are based on market pricing, with the final revenue rate based on certain market inputs at a specified period in time in the future, per the terms of the supply agreements. Market inputs are tied to indexed price adjustment factors that are integral to the iron ore supply contracts and vary based on the agreement. The pricing mechanisms typically include adjustments based upon changes in the Platts 62% Price, Atlantic Basin pellet premiums and Platts international indexed freight rates. The pricing adjustments generally operate in the same manner, with each factor typically comprising a portion of the price adjustment, although the weighting of each factor varies based upon the specific terms of each agreement. The price adjustment factors have been evaluated to determine if they qualify as embedded derivatives. The price adjustment factors share the same economic characteristics and risks as the host sales contract and are integral to the host sales contract as inflation adjustments; accordingly, they have not been separately valued as derivative instruments.

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

Results of Operations

Comparison of Iron Ore Pellet Production and Shipments for the Three and Six Months Ended July 31, 2020 and July 31, 2019

As shown in the table below, during the three months ended July 31, 2020, production of iron ore pellets at Northshore from Mesabi Trust Lands totaled 0 tons, and shipments over the same period totaled 973,744 tons. By comparison, pellet production and shipments for the comparable period in 2019 were 1,101,669 ton and 1,596,113 tons, respectively. During the three months ended July 31, 2020, no pellet production occurred due to the idling of the plant at Northshore as discussed further in “Note 1” to the condensed financial statements. The figures below include a negative survey adjustment for previously produced iron ore pellets of 22,898 tons. The decrease in production is attributable to the idling of the mine, likely resulting from anticipated future demand from Northshore’s customers as compared to the prior period. The decrease in shipments is attributable to the anticipated current demand from Northshore’s customers as compared to the prior comparable period. For the three months ended July 31, 2020, approximately 99.4% of shipments from Silver Bay, Minnesota originated from Trust lands.

	Pellets Produced from	Pellets Shipped from
	Trust Lands	Trust Lands
Three Months Ended	(Tons)	(Tons)
July 31, 2020	(22,898)	973,744
July 31, 2019	1,101,669	1,596,113

As shown in the table below, during the six months ended July 31, 2020, production of iron ore pellets at Northshore from Mesabi Trust Lands totaled 1,164,566 tons, and shipments over the same period totaled 1,532,378 tons. By comparison, pellet production and shipments for the comparable period in 2019 were 2,355,332 tons and 2,120,819 tons, respectively. The decrease in production is attributable to the anticipated future demand from Northshore’s customers as compared to the prior period. The decrease in shipments is attributable to the anticipated current demand from Northshore’s customers as compared to the prior comparable period. For the six months ended July 31, 2020, approximately 99.2% of shipments from Silver Bay, Minnesota originated from Trust lands.

	Pellets Produced from	Pellets Shipped from
	Trust Lands	Trust Lands
Six Months Ended	(Tons)	(Tons)
July 31, 2020	1,164,566	1,532,378
July 31, 2019	2,355,332	2,120,819

Comparison of Royalty Income for the Three and Six Months Ended July 31, 2020 and July 31, 2019

As reflected in the table below, the Trust’s total royalty income for the three months ended July 31, 2020 decreased by $7,083,477 to $7,218,361 as compared to the three months ended July 31, 2019. The decrease in total royalty income is due to a decrease in tons shipped during the three months ended July 31, 2020, as compared to the three months ended July 31, 2019.

The table below shows that the base overriding royalties decreased $4,151,719 and the bonus royalties decreased by $2,774,647 for the three months ended July 31, 2020, as compared to the three months ended July 31, 2019. Fee royalties decreased by $157,111 over the same period. The decrease in the base overriding royalties and bonus royalties is attributable to a decrease in tons shipped in the current period as compared to the prior comparable period. The decrease in the fee royalty amount is due to the idling of the mine in the current fiscal quarter which caused a decrease in the tons of iron ore mined under the Peters Lease in the current fiscal quarter as compared to the prior comparable period.

The table below summarizes the components of Mesabi Trust’s total royalty income for the three months ended July 31, 2020 and July 31, 2019, respectively:

	Three Months Ended July 31,
	2020	2019
Base overriding royalties	$4,174,785	$8,326,504
Bonus royalties	3,043,576	5,818,223
Minimum advance royalty paid (recouped)	—	—
Fee royalties	—	157,111
Total royalty income	$7,218,361	$14,301,838

As reflected in the table below, the Trust’s total royalty income for the six months ended July 31, 2020 decreased by $10,309,772 to $9,353,855 as compared to the six months ended July 31, 2019. The decrease in total royalty income is due to a decrease in tons shipped during the six months ended July 31, 2020, as compared to the six months ended July 31, 2019.

The table below shows that the base overriding royalties decreased $6,037,726 and the bonus royalties decreased by $4,101,892 for the six months ended July 31, 2020, as compared to the six months ended July 31, 2019. Fee royalties decreased by $170,154 over the same period. The decrease in the base overriding royalties and bonus royalties is attributable to a decrease in tons shipped in the current period as compared to the prior comparable period. The decrease in the fee royalty amount is due to the idling of the mine in the second fiscal quarter which caused a decrease in the tons of iron ore mined under the Peters Lease in the current fiscal year as compared to the prior comparable period.

The table below summarizes the components of Mesabi Trust’s total royalty income for the six months ended July 31, 2020 and July 31, 2019, respectively:

	Six Months Ended July 31,
	2020	2019
Base overriding royalties	$5,356,796	$11,394,522
Bonus royalties	3,823,288	7,925,180
Minimum advance royalty paid (recouped)	—	—
Fee royalties	173,771	343,925
Total royalty income	$9,353,855	$19,663,627

Comparison of Net Income, Expenses and Distributions for the Three and Six Months Ended July 31, 2020 and July 31, 2019

Net income for the three months ended July 31, 2020 was $6,676,003, a decrease of $7,235,684 as compared to the three months ended July 31, 2019. The decrease in net income for the three months ended July 31, 2020 was primarily the result of a decrease in shipments of iron ore pellets, as compared to the three months ended July 31, 2019. The Trust’s expenses for the three months ended July 31, 2020 were $542,382, an increase of $109,845 compared to the expenses for the three months ended July 31, 2019. The increase in expenses was primarily attributable to an increase in legal fees and expenses for the three months ended July 31, 2020, as compared to the three months ended July 31, 2019. The table below summarizes the Trust’s income and expenses for the three months ended July 31, 2020 and July 31, 2019, respectively.

	Three Months Ended July 31,
	2020	2019
Total royalty income	$7,218,361	$14,301,838
Interest income	24	42,386
Total revenues	7,218,385	14,344,224
Expenses	542,382	432,537
Net income	$6,676,003	$13,911,687

Net income for the six months ended July 31, 2020 was $8,287,624, a decrease of $10,534,351 as compared to the six months ended July 31, 2019. The decrease in net income for the six months ended July 31, 2020 was primarily the result of a decrease in shipments of iron ore pellets, as compared to the six months ended July 31, 2019. The Trust’s expenses for the six months ended July 31, 2020 were $1,099,524, an increase of $110,403 compared to the expenses for the six months ended July 31, 2019. The increase in expenses was primarily attributable to an increase in legal fees and expenses for the six months ended July 31, 2020, as compared to the six months ended July 31, 2019. The table below summarizes the Trust’s income and expenses for the six months ended July 31, 2020 and July 31, 2019, respectively.

	Six Months Ended July 31,
	2020	2019
Total royalty income	$9,353,855	$19,663,627
Interest income	33,293	147,469
Total revenues	9,387,148	19,811,096
Expenses	1,099,524	989,121
Net income	$8,287,624	$18,821,975

As presented on the “Trust’s Condensed Statements of Operations” on page 3 of this quarterly report, the Trust’s net income per unit decreased $0.5515 per unit to $0.5088 per unit for the fiscal quarter ended July 31, 2020 as compared to the fiscal quarter ended July 31, 2019. For the six months ended July 31, 2020, the Trust’s net income per unit decreased $0.8029 per unit to $0.6317 per unit, as compared to the prior period. On July 13, 2020, the Trust declared a distribution of $0.05 per unit payable on August 20, 2020 to Unitholders of record on July 30, 2020. Comparatively, the Trust declared a distribution of $0.21 per unit to Unitholders in July 2019. During the six months ended July 31, 2020 and July 31, 2019 the Trust had declared distributions of $0.61 and $1.10, respectively.

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

Comparison of Unallocated Reserve as of July 31, 2020, July 31, 2019 and January 31, 2020

As set forth in the tables below, Unallocated Reserve decreased from $21,195,653 as of July 31, 2019 to $12,115,431 as of July 31, 2020. The decrease in Unallocated Reserve as of July 31, 2020, as compared to July 31, 2019, is primarily the result of a decrease in the unallocated cash and U.S. Government securities, accrued income receivable and contract asset. The decrease in the unallocated cash and U.S. Government securities is attributable to a decrease in royalties received in the second quarter of 2020 as compared to the second quarter of 2019. The decrease in the accrued income receivable portion of the Unallocated Reserve is attributable to a decrease in shipments and related pricing for the month ended July 31, 2020 as compared to the prior comparable period. The decrease in the contract asset is the result of revenue recognized on the base overriding royalties as the uncertainty associated with the variable consideration is resolved over the course of the calendar year.

	July 31,
	2020	2019
Accrued Income Receivable	$1,048,727	$3,820,631
Contract Asset	1,059,624	3,223,078
Unallocated Cash and U.S. Government Securities	9,944,604	14,182,185
Prepaid Expenses and (Accrued Expenses), net	62,476	(30,241)
Unallocated Reserve	$12,115,431	$21,195,653

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

The Trust’s Unallocated Reserve as of July 31, 2020 increased by $284,417 to $12,115,431, as compared to the fiscal year ended January 31, 2020. The increase in Unallocated Reserve as of July 31, 2020, as compared to January 31, 2020, is primarily the result of a decrease in the contract liability and an increase in the contract asset and accrued income receivable. The decrease in the contract liability is the result of the timing differences when iron ore that has not been shipped by Northshore, but for which the Trust has received a royalty payment, see “Note 2” for further discussion of the contract liability. The increase in the contract asset and accrued income receivable is the result of when royalties are received compared to when royalties are recognized, which is discussed further in “Note 2” on page 7.

	July 31, 2020	January 31, 2020
Accrued Income Receivable	$1,048,727	$69,588
Contract Asset	1,059,624	—
Unallocated Cash and U.S. Government Securities	9,944,604	14,326,122
Prepaid Expenses and (Accrued Expenses), net	62,476	(52,976)
Contract Liability	—	(2,511,720)
Unallocated Reserve	$12,115,431	$11,831,014

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

Recent Developments

Quarterly Royalty Report and Royalty Payment

On July 30, 2020, the Trustees of Mesabi Trust received the quarterly royalty report of iron ore shipments out of Silver Bay, Minnesota during the quarter ended June 30, 2020 (“Royalty Report”) from Cliffs, the parent company of Northshore, as well as the royalty payment from Cliffs, as summarized below.

As reported to Mesabi Trust by Cliffs in the Royalty Report, based on shipments of iron ore products by Northshore during the three months ended June 30, 2020, Mesabi Trust was credited with a base royalty of $2,792,731. Also for the three months ended June 30, 2020, Mesabi Trust was credited with a bonus royalty in the amount of $2,932,348. After applying a reduction of $1,477,192 resulting from negative pricing adjustments carried over from the first quarter 2020 and netted against positive pricing adjustments of $71,957 to base and bonus royalty calculations related to changes in price estimates made in prior quarters, Cliffs paid Mesabi Trust a royalty of $4,319,844 for shipments during the quarter ended June 30, 2020. In addition, a royalty payment of $29,986 was paid to the Mesabi Land Trust. Accordingly, the total royalty payments received by Mesabi Trust on July 30, 2020 from Cliffs were $4,349,830.

The royalties paid to Mesabi Trust are based on the volume of shipments of iron ore pellets for the quarter and the year to date, the pricing of iron ore product sales, and the percentage of iron ore pellet shipments from Mesabi Trust lands rather than from non-Mesabi Trust lands. In the second calendar quarter of 2020, Cliffs credited Mesabi Trust with 1,073,446 tons of iron ore shipped, as compared to 1,545,242 tons shipped during the second calendar quarter of 2019.

The volume of shipments of iron ore pellets (and other iron ore products) by Northshore varies from quarter to quarter and year to year based on a number of factors, including the requested delivery schedules of customers, general economic conditions in the iron ore industry, and weather conditions on the Great Lakes. Further, the prices under the term contracts among Northshore, Cliffs, and certain of their customers (the “Cliffs Pellet Agreements”), to which Mesabi Trust is not a party, are subject to interim and final pricing adjustments, dependent in part on multiple price and inflation index factors, some of which are not known until after the end of a contract year. The factors that could result in price adjustments under Cliffs’ customer contracts include changes in the Platts 62% Price, hot-rolled coil steel price, the Atlantic Basin pellet premium, published Platts international indexed freight rates and changes in specified producer price indices, including those for industrial commodities, fuel and steel. These multiple factors can result in significant variations in royalties received by Mesabi Trust (and in turn, the resulting funds available for distribution to Unitholders by Mesabi Trust) from quarter to quarter and from year to year. These variations, which can be positive or negative, cannot be predicted by the Trustees of Mesabi Trust. Royalty payments anticipated to be received during fiscal 2021 will continue to reflect pricing estimates for shipments of iron ore products that will be subject to positive or negative pricing adjustments pursuant to the Cliffs Pellet Agreements. Based on the above factors, and as indicated by Mesabi Trust’s historical distribution payments, the royalties received by Mesabi Trust, and the distributions paid to Unitholders, if any, in any particular quarter are not necessarily indicative of royalties that will be received, or distributions that will be paid, if any, in any subsequent quarter or full year.

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

Other Recent Developments

In its Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 (filed July 30, 2020), Cliffs disclosed that in response to the COVID-19 pandemic, it made various operational changes to adjust to the demand for its products. Although steel and iron ore production have been considered “essential” by the states in which Cliffs operates, certain of its facilities and construction activities were temporarily idled during the second quarter of 2020. Nearly all of these temporarily idled facilities were restarted as of June 30, 2020, with the exception of the Dearborn hot-end operations and Mansfield operations, which were restarted in July 2020, and the Northshore mine, which was restarted in August 2020.

Mesabi Trust Distribution Announcement

As previously reported by Mesabi Trust on July 13, 2020, the Trustees declared a distribution of five cents ($0.05) per Unit of Beneficial Interest payable on August 20, 2020 to Mesabi Trust Unitholders of record at the close of business on July 30, 2020. This distribution was paid as announced.

Arbitration with Cliffs and Northshore

On December 9, 2019, the Trustees of Mesabi Trust announced that the Trust initiated arbitration against Northshore, the lessee/operator of the leased lands, and its parent, Cliffs. The arbitration proceeding was commenced with the American Arbitration Association. The Trust asserts claims concerning the calculation of royalties related to the production, shipment and sale of iron ore, including DR-grade pellets. Based on information currently available to the Trust, the Trust seeks an award of damages, along with specific performance and declaratory relief.

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

There have been no material changes in the Trust’s critical accounting policies or significant accounting estimates during the three months ended July 31, 2020. For a complete description of the Trust’s significant accounting policies, please see Note 2 to the financial statements included in the Trust’s Annual Report on Form 10-K for the year ended January 31, 2020.

Certain Tax Information

The Trust is not taxable as a corporation for federal or state income tax purposes and is instead qualified as a nontaxable grantor trust. Since the Trust’s inception, all net taxable income is annually attributable directly to Unitholders for tax purposes regardless of whether the income is distributed or retained by the Trust in its reserve account. As such, in lieu of the Trust paying income taxes, Unitholders report their pro rata share of the various items of Trust income and deductions on their income tax returns. This reporting is required whether or not the earnings of the Trust are distributed as to Unitholders. During calendar year 2020, any funds retained to increase the Trust’s unallocated reserve, which were derived from reportable royalty income, will nonetheless become taxable as reportable income to Unitholders, depending on each individual’s personal tax situation. Information regarding the background on the changes in the Trust’s unallocated reserve is described above under “Results of Operations — Comparison of Unallocated Reserve as of July 31, 2020, July 31, 2019 and January 31, 2020” on page 14. Unitholders are encouraged to consult with their own tax advisors to plan for any financial impact related to this and to review their personal tax situations related to investing in, holding or selling units of beneficial interest in Mesabi Trust.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On December 9, 2019, the Trustees of Mesabi Trust announced that the Trust initiated arbitration against Northshore, the lessee/operator of the leased lands, and its parent, Cliffs. The arbitration proceeding was commenced with the American Arbitration Association. The Trust asserts claims concerning the calculation of royalties related to the production, shipment and sale of iron ore, including DR-grade pellets. Based on information currently available to the Trust, the Trust seeks an award of damages, along with specific performance and declaratory relief.

Item 1A. Risk Factors

The following risk factors supplements the Trust’s risk factors as described in “Risk Factors” set forth on pages 3 through 14 of Mesabi Trust’s Annual Report for the year-ended January 31, 2020 and Item 1A of Part II of Mesabi’s Form 10-Q for the quarter-ended April 30, 2020.

Our royalties have been and may continue to be adversely affected by the coronavirus (COVID-19) pandemic.

Our royalties have been and may continue to be adversely affected by the coronavirus (COVID-19) pandemic. The spread of COVID-19 has led to the disruption of the business operations of Cliffs and its wholly-owned subsidiary, Northshore, upon which we are dependent for our royalties. Cliffs temporarily shut down construction activities at its hot-briquetted (“HBI”) production plant in March 2020, temporarily idled certain steel facilities in March and April 2020 and idled its Northshore mine in mid-April 2020. Although nearly all of these temporarily idled facilities were restarted as of June 30, 2020, with the exception of the Dearborn hot-end operations and Mansfield operations, which were restarted in July 2020, and the Northshore mine, which was restarted in August 2020, Cliffs indicated that it cannot predict whether its operations will experience disruptions in the future.

The extent to which the COVID-19 pandemic will continue to impact the HBI project or Cliffs and Northshore’s business operations is uncertain and will depend on future developments, which are highly uncertain and cannot be predicted, including new information concerning the severity of the coronavirus and the actions taken to contain the coronavirus or treat its impact, among others. These events could have a material adverse effect on the business operations of Cliffs and Northshore, which in turn, could have a material adverse effect on future royalties payable to the Trust.

Royalties received by the Trust, and distributions paid to Unitholders, in any particular quarter or year are not necessarily indicative of royalties or distributions that will be paid in any subsequent quarter or in any full year.

The spread of COVID-19 has led to the disruption of the business operations of Cliffs and its wholly-owned subsidiary, Northshore, upon which we are dependent for our royalties. Cliffs temporarily shut down construction activities at its HBI production plant in Toledo, Ohio in March 2020, temporarily idled certain steel facilities in March and April 2020 and idled its Northshore mine in mid-April 2020. Nearly all of these temporarily idled facilities were restarted as of June 30, 2020, with the exception of the Dearborn hot-end operations and Mansfield operations, which were restarted in July 2020, and the Northshore mine, which was restarted in August 2020. Based on shipments of iron ore products by Northshore during the three months ended June 30, 2020, the total royalty payments received by Mesabi Trust on July 30, 2020 from Cliffs were $4,349,830, while the royalty payments received for the comparable three-month period in 2019 totaled $11,875,518. The extent to which the coronavirus will continue to impact Cliffs’ and Northshore’s other business operations – and resulting royalties paid to the trust – is uncertain.

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

Cliffs has disclosed that its HBI project will require the commitment of substantial resources. Any unanticipated costs or delays associated with Cliffs’ HBI project could negatively impact production and shipments of iron ore products by Northshore, which in turn could have a material adverse effect on future royalties payable to the Trust.

In Cliffs’ Annual Report, Cliffs has disclosed that its ongoing efforts with respect to the HBI project require the commitment of substantial capital expenditures. Cliffs disclosed that it currently expects to incur capital expenditures through 2020 of approximately $1 billion on the development of the HBI production plant in Toledo, Ohio, of which approximately $894.3 million was paid as of June 30, 2020. Cliffs indicated that estimated expenses may increase as personnel and equipment associated with advancing development and commercial production are added. Further, Cliffs disclosed that the timely completion and successful commercial startup of the HBI project will depend in part on the following:

(i)	maintaining required federal, state and local permits;
(ii)	completing construction work, commissioning and integration of all of the systems comprising the HBI production plant;
(iii)	negotiating sales contracts for its planned production; and
(iv)	other factors, many of which are beyond Cliffs’ control.

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

On March 19, 2020, Cliffs announced it is temporarily shutting down construction activities at its HBI project site in Toledo, Ohio, in accordance with guidelines from the Governor of the State of Ohio regarding the COVID-19 pandemic. Although Cliffs restarted construction of the HBI production plant in June 2020 and has indicated that the construction is expected to be completed during the fourth quarter of 2020, the extent to which the coronavirus may impact or delay the HBI project is uncertain and will depend on future developments, which are highly uncertain and cannot be predicted, including new information concerning the severity of the coronavirus and the actions taken to contain the coronavirus or treat its impact, among others.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Mine Safety and Health Administration Safety Data. Pursuant to §1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, Cliffs started reporting information related to certain mine safety results at Northshore. This information is available in Part II, Item 4 of Cliffs’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, filed with the SEC on July 30, 2020.

Item 6. Exhibits.

(a)Exhibits

The following exhibits are being filed or furnished with this Quarterly Report on Form 10-Q:

Exhibit No.	Exhibit	Filing Method

31	Certification of Corporate Trustee of Mesabi Trust pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certification of Corporate Trustee of Mesabi Trust pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

99.1	Report of Baker Tilly US, LLP, dated September 8, 2020 regarding its review of the unaudited interim financial statements of Mesabi Trust as of and for the three and six months ended July 31, 2020	Filed herewith

101	Inline XBRL Instance Document	Filed herewith

104	Cover Page Interactive Data File	Embedded within the Inline XBRL document and contained in Exhibit 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MESABI TRUST
(Registrant)

	By:	DEUTSCHE BANK TRUST COMPANY AMERICAS, as
Corporate Trustee
Principal Administrative Officer and duly authorized signatory:*

September 8, 2020		By:	/s/ Jeffrey Schoenfeld
Name: Jeffrey Schoenfeld*
Title: Vice President

* There are no principal executive officers or principal financial officers of the registrant.