Form 10-Q
period 2020-10-31
MESABI TRUST
filed 2020-12-09
CIK 65172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2020

or

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

As of December 8, 2020, there were 13,120,010 Units of Beneficial Interest in Mesabi Trust outstanding.

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

For a discussion of the factors, including without limitation, those that could materially and adversely affect Mesabi Trust’s actual results and performance, see “Risk Factors” set forth on pages 3 through 14 of Mesabi Trust’s Annual Report for the year ended January 31, 2020, as updated by Part II, Item 1A of the Quarterly Reports on Form 10-Q for the periods ended April 30, 2020 and July 31, 2020. These risks and uncertainties are not exclusive and further information concerning the Trust, including factors that potentially could materially affect our operating results, financial condition or the market price of the Units, may emerge from time to time. Mesabi Trust undertakes no obligation, other than that imposed by law, to make any revisions to the forward-looking statements contained in this filing or to update them to reflect circumstances occurring after the date of this filing. We advise you, however, to consult any further disclosures we make on related subjects in our future Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K and Current Reports on Form 8-K that we file with or furnish to the Securities and Exchange Commission.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements. (Note 1)

Mesabi Trust

Condensed Statements of Operations

Three and Nine Months Ended October 31, 2020 and 2019

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2020	2019	2020	2019
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
A. Condensed Statements of Operations

Revenues
Royalty income	$5,736,151	$6,488,299	$15,090,006	$26,151,926
Interest	1,104	72,542	34,397	220,011
Total revenues	5,737,255	6,560,841	15,124,403	26,371,937

Expenses	610,856	410,645	1,710,380	1,399,766

Net income	$5,126,399	$6,150,196	$13,414,023	$24,972,171

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING
Number of units outstanding	13,120,010	13,120,010	13,120,010	13,120,010

Net income per unit (Note 2)	$0.3907	$0.4688	$1.0224	$1.9034

Distributions declared per unit (Note 3)	$0.3600	$0.8700	$0.9700	$1.9700

See Notes to Condensed Financial Statements.

Mesabi Trust

Condensed Balance Sheets

October 31, 2020 and January 31, 2020

	October 31, 2020	January 31, 2020
	(unaudited)
B. Condensed Balance Sheets

Assets

Cash and cash equivalents	$6,113,593	$10,177,655

U.S. Government securities, at amortized cost (which approximates fair value)	9,288,639	13,332,474

Accrued income receivable	1,183,330	69,588
Contract asset	736,137	—
Prepaid expenses	158,871	67,654
Current assets	17,480,570	23,647,371

Fixed property, including intangibles, at nominal values
Assignments of leased property

Amended assignment of Peters Lease	1	1

Assignment of Cloquet Leases	1	1

Certificate of beneficial interest for 13,120,010 units of Land Trust	1	1
	3	3

Total assets	$17,480,573	$23,647,374

Liabilities, Unallocated Reserve And Trust Corpus

Liabilities
Distribution payable	$4,723,204	$9,184,007
Accrued expenses	238,740	120,630
Contract liability	—	2,511,720
Total liabilities	4,961,944	11,816,357

Unallocated reserve	12,518,626	11,831,014

Trust corpus	3	3

Total liabilities, unallocated reserve and trust corpus	$17,480,573	$23,647,374

See Notes to Condensed Financial Statements.

Mesabi Trust

Condensed Statements of Cash Flows

Nine Months Ended October 31, 2020 and 2019

	Nine Months Ended
	October 31,
	2020	2019
	(unaudited)	(unaudited)
C. Condensed Statements of Cash Flows

Operating activities
Royalties received	$10,724,507	$27,121,064
Interest received	38,297	176,140
Expenses paid	(1,683,487)	(1,695,941)

Net cash from operating activities	9,079,317	25,601,263

Investing activities
Maturities of U.S. Government securities	55,381,743	37,034,247
Sales of U.S. Government securities	236,992	—
Purchases of U.S. Government securities	(51,574,900)	(30,473,442)

Net cash from investing activities	4,043,835	6,560,805

Financing activity
Distributions to unitholders	(17,187,214)	(32,668,825)

Net change in cash and cash equivalents	(4,064,062)	(506,757)

Cash and cash equivalents, beginning of period	10,177,655	881,810

Cash and cash equivalents, end of period	$6,113,593	$375,053

Reconciliation of net income to net cash from (used for) operating activities

Net income	$13,414,023	$24,972,171
Increase in accrued income receivable	(1,113,742)	(69,219)
Decrease (increase) in contract asset	(736,137)	56,357
Increase in prepaid expense	(91,217)	(61,816)
Increase (decrease) in accrued expenses	118,110	(234,359)
Increase (decrease) in contract liability	(2,511,720)	938,129

Net cash from operating activities	$9,079,317	$25,601,263

Non cash financing activity

Distributions declared and payable	$4,723,204	$11,414,408

See Notes to Condensed Financial Statements.

Mesabi Trust

Notes to Condensed Financial Statements

October 31, 2020 (Unaudited)

Note 1.  The financial statements and notes to financial statements included herein have been prepared without audit (except for the balance sheet at January 31, 2020) in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Trustees, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the results of operations for the three and nine months ended October 31, 2020 and 2019, (b) the financial position at October 31, 2020 and (c) the cash flows for the nine months ended October 31, 2020 and 2019, have been made. For further information, refer to the financial statements and footnotes included in Mesabi Trust’s Annual Report on Form 10-K for the year ended January 31, 2020.

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

Disaggregation of Revenues

The following tables represent a disaggregation of revenue for the three and nine months ended October 31, 2020 and October 31, 2019.

	Three Months Ended October 31,
	2020	2019
Base overriding royalties	$3,142,465	$3,674,830
Bonus royalties	2,448,652	2,640,101
Fee royalties	145,034	173,368
Total royalty income	$5,736,151	$6,488,299

	Nine Months Ended October 31,
	2020	2019
Base overriding royalties	$8,499,261	$15,069,353
Bonus royalties	6,271,940	10,565,280
Fee royalties	318,805	517,293
Total royalty income	$15,090,006	$26,151,926

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

Accrued income receivable

The accrued income receivable is included in net income per unit. The Trust recorded $1,183,330 of accrued income receivable as reflected on the Condensed Balance Sheet as of October 31, 2020 (unaudited). As of January 31, 2020, the Trust recorded accrued income receivable of $69,588.

Contract asset and contract liability

The contract asset and contract liability are presented net in the accompanying condensed balance sheets as both the contract asset and contract liability are derived from one customer contract. A net contract asset in the amount of $736,137 is reflected on the Condensed Balance Sheet as of October 31, 2020 (unaudited). The net contract asset is made up of a contract asset in the amount of $1,107,516 and a contract liability in the amount of $371,379. As of January 31, 2020 the Trust recorded a net contract liability of $2,511,720, made up of a contract asset in the amount of $192,059 and a contract liability in the amount of $2,703,779. The contract asset is based on the revenue recognized on the base overriding royalties, at the estimated prices for iron ore products sold under the Cliffs Pellet Agreements, that will be collected in subsequent quarters as the uncertainty associated with the variable consideration is resolved. The contract asset is not available for distribution to the Unitholders until the applicable royalties are actually received by the Trust. The Trust includes estimated future royalty rates on current contracted volumes within contract asset. The contract liability represents iron ore that has not been shipped by Northshore, but for which the Trust has received a royalty payment during the quarter ended October 31, 2020 based on an initial estimated price, or in certain instances, quarterly payment of minimum advance royalties. Revenue will be recognized in accordance with the Trust’s revenue recognition policy at the estimated prices for iron ore products sold under the Cliffs Pellet Agreements as shipments of these products are made.

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

Note 4.  On October 9, 2020, the Trustees declared a distribution of $0.36 per Unit of Beneficial Interest payable on November 20, 2020 to Mesabi Trust Unitholders of record at the close of business on October 30, 2020.

On October 30, 2020, the Trustees received the quarterly royalty report of iron ore product shipments from Silver Bay, Minnesota during the calendar quarter ended September 30, 2020 from Cliffs, the parent company of Northshore.

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

As of October 31, 2020 and January 31, 2020, the unallocated cash and U.S. Government securities portion of the Trust’s Unallocated Reserve was comprised of the following components:

	October 31, 2020 (unaudited)	January 31, 2020
Cash and U.S. Government securities	$15,402,232	$23,510,129
Distribution payable	(4,723,204)	(9,184,007)

Unallocated cash and U.S. Government securities	$10,679,028	$14,326,122

A reconciliation of the Trust’s Unallocated Reserve and Trust Corpus for the nine and three months ended October 31, 2020 and 2019 is as follows:

	Unallocated	Trust
	Reserve	Corpus	Total
Balances at January 31, 2020	$11,831,014	$3	$11,831,017

Net income	13,414,023	—	13,414,023
Distributions declared - $0.9700 per unit	(12,726,411)	—	(12,726,411)

Balances at October 31, 2020	$12,518,626	$3	$12,518,629

	Unallocated	Trust
	Reserve	Corpus	Total
Balances at July 31, 2020	$12,115,431	$3	$12,115,434

Net income	5,126,399	—	5,126,399
Distributions declared - $0.3600 per unit	(4,723,204)	—	(4,723,204)

Balances at October 31, 2020	$12,518,626	$3	$12,518,629

	Unallocated	Trust
	Reserve	Corpus	Total
Balances at January 31, 2019	$16,805,689	$3	$16,805,692

Net income	24,972,171	—	24,972,171
Distributions declared - $1.9700 per unit	(25,846,419)	—	(25,846,419)

Balances at October 31, 2019	$15,931,441	$3	$15,931,444

	Unallocated	Trust
	Reserve	Corpus	Total
Balances at July 31, 2019	$21,195,653	$3	$21,195,656

Net income	6,150,196	—	6,150,196
Distributions declared - $0.8700 per unit	(11,414,408)	—	(11,414,408)

Balances at October 31, 2019	$15,931,441	$3	$15,931,444

Item 2. Trustees’ Discussion and Analysis of Financial Condition and Results of Operations.

This discussion should be read in conjunction with the condensed financial statements and notes presented in this Quarterly Report on Form 10-Q and the financial statements and notes in the last filed Annual Report on Form 10-K filed for the year ended January 31, 2020 for a full understanding of Mesabi Trust’s financial position and results of operations for the three and nine months ended October 31, 2020.

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

According to Cliffs’ Form 10-Q for its quarter ended September 30, 2020, certain of Cliffs’ supply agreements specify provisional price calculations, where the pricing mechanisms generally are based on market pricing, with the final revenue rate based on certain market inputs at a specified period in time in the future, per the terms of the supply agreements. Market inputs are tied to indexed price adjustment factors that are integral to the iron ore supply contracts and vary based on the agreement. The pricing mechanisms typically include adjustments based upon changes in the Platts 62% Price, Atlantic Basin pellet premiums and Platts international indexed freight rates. The pricing adjustments generally operate in the same manner, with each factor typically comprising a portion of the price adjustment, although the weighting of each factor varies based upon the specific terms of each agreement. The price adjustment factors have been evaluated to determine if they qualify as embedded derivatives. The price adjustment factors share the same economic characteristics and risks as the host sales contract and are integral to the host sales contract as inflation adjustments; accordingly, they have not been separately valued as derivative instruments.

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

Results of Operations

Comparison of Iron Ore Pellet Production and Shipments for the Three and Nine Months Ended October 31, 2020 and October 31, 2019

As shown in the table below, during the three months ended October 31, 2020, production of iron ore pellets at Northshore from Mesabi Trust Lands totaled 1,024,145 tons, and shipments over the same period totaled 1,077,423 tons. By comparison, pellet production and shipments for the comparable period in 2019 were 1,220,216 ton and 1,227,819 tons, respectively. The decrease in production is attributable to the idling of the mine, likely resulting from anticipated future demand from Northshore’s customers as compared to the prior period. The decrease in shipments is attributable to the anticipated current demand from Northshore’s customers as compared to the prior comparable period. For the three months ended October 31, 2020, approximately 91.2% of shipments from Silver Bay, Minnesota originated from Trust lands.

	Pellets Produced from	Pellets Shipped from
	Trust Lands	Trust Lands
Three Months Ended	(Tons)	(Tons)
October 31, 2020	1,024,145	1,077,423
October 31, 2019	1,220,216	1,227,819

As shown in the table below, during the nine months ended October 31, 2020, production of iron ore pellets at Northshore from Mesabi Trust Lands totaled 2,188,711 tons, and shipments over the same period totaled 2,609,801 tons. By comparison, pellet production and shipments for the comparable period in 2019 were 3,575,548 tons and 3,348,638 tons, respectively. The decrease in production is attributable to the anticipated future demand from Northshore’s customers as compared to the prior period. The decrease in shipments is attributable to the anticipated current demand from Northshore’s customers as compared to the prior comparable period. For the nine months ended October 31, 2020, approximately 95.7% of shipments from Silver Bay, Minnesota originated from Trust lands.

	Pellets Produced from	Pellets Shipped from
	Trust Lands	Trust Lands
Nine Months Ended	(Tons)	(Tons)
October 31, 2020	2,188,711	2,609,801
October 31, 2019	3,575,548	3,348,638

Comparison of Royalty Income for the Three and Nine Months Ended October 31, 2020 and October 31, 2019

As reflected in the table below, the Trust’s total royalty income for the three months ended October 31, 2020 decreased by $752,148 to $5,736,151 as compared to the three months ended October 31, 2019. The decrease in total royalty income is due to a decrease in tons shipped during the three months ended October 31, 2020, as compared to the three months ended October 31, 2019.

The table below shows that the base overriding royalties decreased $532,365 and the bonus royalties decreased by $191,449 for the three months ended October 31, 2020, as compared to the three months ended October 31, 2019. Fee royalties decreased by $28,334 over the same period. The decrease in the base overriding royalties and bonus royalties is attributable to a decrease in tons shipped in the current period as compared to the prior comparable period. The decrease in the fee royalty amount is due to a decrease in the tons of iron ore mined under the Peters Lease in the current fiscal quarter as compared to the prior comparable period.

The table below summarizes the components of Mesabi Trust’s total royalty income for the three months ended October 31, 2020 and October 31, 2019, respectively:

	Three Months Ended October 31,
	2020	2019
Base overriding royalties	$3,142,465	$3,674,830
Bonus royalties	2,448,652	2,640,101
Minimum advance royalty paid (recouped)	—	—
Fee royalties	145,034	173,368
Total royalty income	$5,736,151	$6,488,299

As reflected in the table below, the Trust’s total royalty income for the nine months ended October 31, 2020 decreased by $11,061,920 to $15,090,006 as compared to the nine months ended October 31, 2019. The decrease in total royalty income is due to a decrease in tons shipped during the nine months ended October 31, 2020, as compared to the nine months ended October 31, 2019.

The table below shows that the base overriding royalties decreased $6,570,092 and the bonus royalties decreased by $4,293,340 for the nine months ended October 31, 2020, as compared to the nine months ended October 31, 2019. Fee royalties decreased by $198,488 over the same period. The decrease in the base overriding royalties and bonus royalties is attributable to a decrease in tons shipped in the current period as compared to the prior comparable period. The decrease in the fee royalty amount is due to the idling of the mine in the second fiscal quarter which caused a decrease in the tons of iron ore mined under the Peters Lease in the current fiscal year as compared to the prior comparable period.

The table below summarizes the components of Mesabi Trust’s total royalty income for the nine months ended October 31, 2020 and October 31, 2019, respectively:

	Nine Months Ended October 31,
	2020	2019
Base overriding royalties	$8,499,261	$15,069,353
Bonus royalties	6,271,940	10,565,280
Minimum advance royalty paid (recouped)	—	—
Fee royalties	318,805	517,293
Total royalty income	$15,090,006	$26,151,926

Comparison of Net Income, Expenses and Distributions for the Three and Nine Months Ended October 31, 2020 and October 31, 2019

Net income for the three months ended October 31, 2020 was $5,126,399, a decrease of $1,023,797 as compared to the three months ended October 31, 2019. The decrease in net income for the three months ended October 31, 2020 was primarily the result of a decrease in shipments of iron ore pellets, as compared to the three months ended October 31, 2019. The Trust’s expenses for the three months ended October 31, 2020 were $610,856, an increase of $200,211 compared to the expenses for the three months ended October 31, 2019. The increase in expenses was primarily attributable to an increase in legal fees and expenses for the three months ended October 31, 2020, as compared to the three months ended October 31, 2019. The table below summarizes the Trust’s income and expenses for the three months ended October 31, 2020 and October 31, 2019, respectively.

	Three Months Ended October 31,
	2020	2019
Total royalty income	$5,736,151	$6,488,299
Interest income	1,104	72,542
Total revenues	5,737,255	6,560,841
Expenses	610,856	410,645
Net income	$5,126,399	$6,150,196

Net income for the nine months ended October 31, 2020 was $13,414,023, a decrease of $11,558,148 as compared to the nine months ended October 31, 2019. The decrease in net income for the nine months ended October 31, 2020 was primarily the result of a decrease in shipments of iron ore pellets, as compared to the nine months ended October 31, 2019. The Trust’s expenses for the nine months ended October 31, 2020 were $1,710,380, an increase of $310,614 compared to the expenses for the nine months ended October 31, 2019. The increase in expenses was primarily attributable to an increase in legal fees and expenses for the nine months ended October 31, 2020, as compared to the nine months ended October 31, 2019. The table below summarizes the Trust’s income and expenses for the nine months ended October 31, 2020 and October 31, 2019, respectively.

	Nine Months Ended October 31,
	2020	2019
Total royalty income	$15,090,006	$26,151,926
Interest income	34,397	220,011
Total revenues	15,124,403	26,371,937
Expenses	1,710,380	1,399,766
Net income	$13,414,023	$24,972,171

As presented on the “Trust’s Condensed Statements of Operations” on page 3 of this quarterly report, the Trust’s net income per unit decreased $0.0781 per unit to $0.3907 per unit for the fiscal quarter ended October 31, 2020 as compared to the fiscal quarter ended October 31, 2019. For the nine months ended October 31, 2020, the Trust’s net income per unit decreased $0.8810 per unit to $1.0224 per unit, as compared to the prior period. On October 9, 2020, the Trust declared a distribution of $0.36 per unit payable on November 20, 2020 to Unitholders of record on October 30, 2020. Comparatively, the Trust declared a distribution of $0.87 per unit to Unitholders in October 2019. During the nine months ended October 31, 2020 and October 31, 2019 the Trust had declared distributions of $0.97 and $1.97, respectively.

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

Comparison of Unallocated Reserve as of October 31, 2020, October 31, 2019 and January 31, 2020

As set forth in the tables below, Unallocated Reserve decreased from $15,931,441 as of October 31, 2019 to $12,518,626 as of October 31, 2020. The decrease in Unallocated Reserve as of October 31, 2020, as compared to October 31, 2019, is primarily the result of a decrease in the unallocated cash and U.S. Government securities, accrued income receivable and contract liability. The decrease in the unallocated cash and U.S. Government securities is attributable to a decrease in royalties received in the third quarter of 2020 as compared to the third quarter of 2019. The decrease in the accrued income receivable portion of the Unallocated Reserve is attributable to a decrease in shipments and related pricing for the month ended October 31, 2020 as compared to the prior comparable period. The decrease in the contract liability is the result of the timing differences when iron ore that has not been shipped by Northshore, but for which the Trust has received a royalty payment, see “Note 2” for further discussion of the contract liability.

	October 31,
	2020	2019
Accrued Income Receivable	$1,183,330	$2,408,279
Contract Asset	736,137	—
Unallocated Cash and U.S. Government Securities	10,679,028	14,522,152
Prepaid Expenses and (Accrued Expenses), net	(79,869)	(60,861)
Contract Liability	—	(938,129)
Unallocated Reserve	$12,518,626	$15,931,441

It is possible that future negative price adjustments could offset, or even eliminate, future royalties or royalty income that would otherwise be payable to the Trust in any particular quarter, or at year end, thereby potentially reducing cash available for distribution to the Trust’s Unitholders in future quarters. See the discussion under the heading “Risk Factors” beginning on page 3 of the Trust’s Annual Report for the fiscal year ended January 31, 2020, as updated by Part II, Item 1A of the Quarterly Reports on Form 10-Q for the periods ended April 30, 2020 and July 31, 2020.

The Trust’s Unallocated Reserve as of October 31, 2020 increased by $687,612 to $12,518,626, as compared to the fiscal year ended January 31, 2020. The increase in Unallocated Reserve as of October 31, 2020, as compared to January 31, 2020, is primarily the result of a decrease in the contract liability and an increase in the contract asset and accrued income receivable. The decrease in the contract liability is the result of the timing differences when iron ore that has not been shipped by Northshore, but for which the Trust has received a royalty payment, see “Note 2” for further discussion of the contract liability. The increase in the contract asset and accrued income receivable is the result of when royalties are received compared to when royalties are recognized, which is discussed further in “Note 2” on page 7.

	October 31, 2020	January 31, 2020
Accrued Income Receivable	$1,183,330	$69,588
Contract Asset	736,137	—
Unallocated Cash and U.S. Government Securities	10,679,028	14,326,122
Prepaid Expenses and (Accrued Expenses), net	(79,869)	(52,976)
Contract Liability	—	(2,511,720)
Unallocated Reserve	$12,518,626	$11,831,014

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

Recent Developments

Quarterly Royalty Report and Royalty Payment

On October 30, 2020, the Trustees of Mesabi Trust received the quarterly royalty report of iron ore shipments out of Silver Bay, Minnesota during the quarter ended September 30, 2020 (“Royalty Report”) from Cliffs, the parent company of Northshore, as well as the royalty payment from Cliffs, as summarized below.

As reported to Mesabi Trust by Cliffs in the Royalty Report, based on shipments of iron ore products by Northshore during the three months ended September 30, 2020, Mesabi Trust was credited with a base royalty of $3,314,220.  Also, for the three months ended September 30, 2020, Mesabi Trust was credited with a bonus royalty in the amount of $2,416,859.  After applying positive pricing adjustments of $103,083 from prior quarters, Cliffs paid Mesabi Trust a royalty of $5,834,162 for shipments of iron ore products during the quarter ended September 30, 2020.  In addition, a royalty payment of $91,019 was paid to the Mesabi Land Trust.  Accordingly, the total royalty payments received by Mesabi Trust on October 30, 2020 from Cliffs were $5,925,181.

The royalties paid to Mesabi Trust are based on the volume of shipments of iron ore pellets for the quarter and the year to date, the pricing of iron ore product sales, and the percentage of iron ore pellet shipments from Mesabi Trust lands rather than from non-Mesabi Trust lands.  In the third calendar quarter of 2020, Cliffs credited Mesabi Trust with 916,364 tons of iron ore shipped, as compared to 1,697,627 tons shipped during the third calendar quarter of 2019.

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

Other Recent Developments

In its press release dated September 28, 2020, Cliffs announced that it has entered into a definitive agreement with ArcelorMittal S.A., pursuant to which Cliffs will acquire substantially all of the operations of ArcelorMittal USA LLC and its subsidiaries for approximately $1.4 billion. According to Cliffs’ announcement, upon closing of the transaction, Cliffs will become the largest flat-rolled steel producer in North America, with combined shipments of approximately 17 million net tons in 2019. The company will also be the largest iron ore pellet producer in North America, with 28 million long tons of annual capacity.

On December 9, 2020, Cliffs announced that it successfully completed the acquisition of substantially all of the operations of ArcelorMittal USA LLC and its subsidiaries, forming the largest flat-rolled steel producer in North America.

On November 10, 2020, Cliffs announced that construction of its Direct Reduction HBI plant in Toledo, Ohio has been concluded, and it has begun performing inspection and testing of the plant’s systems. The announcement also disclosed that hot commissioning of the plant would follow, which would lead to the production of the first HBI in December 2020.

Mesabi Trust Distribution Announcement

As previously reported by Mesabi Trust on October 9, 2020, the Trustees declared a distribution of thirty-six cents ($0.36) per Unit of Beneficial Interest payable on November 20, 2020 to Mesabi Trust Unitholders of record at the close of business on October 30, 2020. This distribution was paid as announced.

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

For a discussion of additional factors, including but not limited to those that could adversely affect Mesabi Trust’s actual results and performance, see “Risk Factors” set forth on pages 3 through 14 of Mesabi Trust’s Annual Report for the year-ended January 31, 2020, as updated by Part II, Item 1A of the Quarterly Reports on Form 10-Q for the periods ended April 30, 2020 and July 31, 2020.

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

There have been no material changes in the Trust’s critical accounting policies or significant accounting estimates during the three months ended October 31, 2020. For a complete description of the Trust’s significant accounting policies, please see Note 2 to the financial statements included in the Trust’s Annual Report on Form 10-K for the year ended January 31, 2020.

Certain Tax Information

The Trust is not taxable as a corporation for federal or state income tax purposes and is instead qualified as a nontaxable grantor trust. Since the Trust’s inception, all net taxable income is annually attributable directly to Unitholders for tax purposes regardless of whether the income is distributed or retained by the Trust in its reserve account. As such, in lieu of the Trust paying income taxes, Unitholders report their pro rata share of the various items of Trust income and deductions on their income tax returns. This reporting is required whether or not the earnings of the Trust are distributed as to Unitholders. During calendar year 2020, any funds retained to increase the Trust’s unallocated reserve, which were derived from reportable royalty income, will nonetheless become taxable as reportable income to Unitholders, depending on each individual’s personal tax situation. Information regarding the background on the changes in the Trust’s unallocated reserve is described above under “Results of Operations — Comparison of Unallocated Reserve as of October 31, 2020, October 31, 2019 and January 31, 2020” on page 14. Unitholders are encouraged to consult with their own tax advisors to plan for any financial impact related to this and to review their personal tax situations related to investing in, holding or selling units of beneficial interest in Mesabi Trust.

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

Item 1A. Risk Factors

There have been no material changes in the Trust’s risk factors as described in “Risk Factors” set forth on pages 3 through 14 of Mesabi Trust’s Annual Report for the year-ended January 31, 2020, as updated by Part II, Item 1A of the Quarterly Reports on Form 10-Q for the periods ended April 30, 2020 and July 31, 2020.

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

Item 6. Exhibits.

(a)Exhibits

The following exhibits are being filed or furnished with this Quarterly Report on Form 10-Q:

Exhibit No.	Exhibit	Filing Method

31	Certification of Corporate Trustee of Mesabi Trust pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certification of Corporate Trustee of Mesabi Trust pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

99.1	Report of Baker Tilly US, LLP, dated December 9, 2020 regarding its review of the unaudited interim financial statements of Mesabi Trust as of and for the three and nine months ended October 31, 2020	Filed herewith

101	Inline XBRL Instance Document	Filed herewith

104	Cover Page Interactive Data File	Embedded within the Inline XBRL document and contained in Exhibit 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MESABI TRUST
(Registrant)

	By:	DEUTSCHE BANK TRUST COMPANY AMERICAS, as
Corporate Trustee
Principal Administrative Officer and duly authorized signatory:*

December 9, 2020		By:	/s/ Jeffrey Schoenfeld
Name: Jeffrey Schoenfeld*
Title: Vice President

* There are no principal executive officers or principal financial officers of the registrant.