Form 10-Q
period 2021-04-30
MESABI TRUST
filed 2021-06-11
CIK 65172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2021

or

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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☒	Smaller Reporting Company ☒
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

As of June 9, 2021, there were 13,120,010 Units of Beneficial Interest in Mesabi Trust outstanding.

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

For a discussion of the factors, including without limitation, those that could materially and adversely affect Mesabi Trust’s actual results and performance, see “Risk Factors” set forth on pages 3 through 14 of Mesabi Trust’s Annual Report for the year ended January 31, 2021, as updated by Part II, Item 1A of this Quarterly Report on Form 10-Q. These risks and uncertainties are not exclusive and further information concerning the Trust, including factors that potentially could materially affect our operating results, financial condition or the market price of the Units, may emerge from time to time. Mesabi Trust undertakes no obligation, other than that imposed by law, to make any revisions to the forward-looking statements contained in this filing or to update them to reflect circumstances occurring after the date of this filing. We advise you, however, to consult any further disclosures we make on related subjects in our future Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K and Current Reports on Form 8-K that we file with or furnish to the Securities and Exchange Commission.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements. (Note 1)

Mesabi Trust

Condensed Statements of Operations

Three Months Ended April 30, 2021 and 2020

	Three Months Ended
	April 30,
	2021	2020
	(unaudited)	(unaudited)
A. Condensed Statements of Operations

Revenues
Royalty income	$9,402,167	$2,135,494
Interest	484	33,269

Total revenues	9,402,651	2,168,763

Expenses	828,781	557,142

Net income	$8,573,870	$1,611,621

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING
Number of units outstanding	13,120,010	13,120,010

Net income per unit (Note 2)	$0.6535	$0.1228

Distributions declared per unit (Note 3)	$0.8900	$0.5600

See Notes to Condensed Financial Statements.

Mesabi Trust

Condensed Balance Sheets

April 30, 2021 and January 31, 2021

	April 30, 2021	January 31, 2021
	(unaudited)
B. Condensed Balance Sheets

Assets

Cash and cash equivalents	$11,903,760	$12,500,941

U.S. Government securities, at amortized cost (which approximates fair value)	9,826,000	9,906,669

Accrued income receivable	5,612,832	249,477
Contract asset	—	177,251
Prepaid expenses	91,726	94,585
Current assets	27,434,318	22,928,923

Fixed property, including intangibles, at nominal values
Assignments of leased property

Amended assignment of Peters Lease	1	1

Assignment of Cloquet Leases	1	1

Certificate of beneficial interest for 13,120,010 units of Land Trust	1	1
	3	3

Total assets	$27,434,321	$22,928,926

Liabilities, Unallocated Reserve And Trust Corpus

Liabilities
Distribution payable	$11,676,809	$6,035,205
Accrued expenses	259,263	416,672
Contract liability	2,124,139	—
Total liabilities	14,060,211	6,451,877

Unallocated reserve	13,374,107	16,477,046

Trust corpus	3	3

Total liabilities, unallocated reserve and trust corpus	$27,434,321	$22,928,926

See Notes to Condensed Financial Statements.

Mesabi Trust

Condensed Statements of Cash Flows

Three Months Ended April 30, 2021 and 2020

	Three Months Ended
	April 30,
	2021	2020
	(unaudited)	(unaudited)
C. Condensed Statements of Cash Flows

Operating activities
Royalties received	$6,340,033	$449,496
Interest received	653	37,314
Expenses paid	(983,331)	(529,257)

Net cash from (used for) operating activities	5,357,355	(42,447)

Investing activities
Maturities of U.S. Government securities	41,116,392	26,899,691
Purchases of U.S. Government securities	(41,035,723)	(13,567,217)

Net cash from investing activities	80,669	13,332,474

Financing activity
Distributions to unitholders	(6,035,205)	(9,184,007)

Net change in cash and cash equivalents	(597,181)	4,106,020

Cash and cash equivalents, beginning of period	12,500,941	10,177,655

Cash and cash equivalents, end of period	$11,903,760	$14,283,675

Reconciliation of net income to net cash from (used for) operating activities

Net income	$8,573,870	$1,611,621
Decrease (increase) in accrued income receivable	(5,363,355)	38,605
Decrease in contract asset	177,251	—
Decrease (increase) in prepaid expense	2,859	(11,197)
Increase (decrease) in accrued expenses	(157,409)	39,082
Increase (decrease) in contract liability	2,124,139	(1,720,558)

Net cash from (used for) operating activities	$5,357,355	$(42,447)

Non cash financing activity

Distributions declared and payable	$11,676,809	$7,347,206

See Notes to Condensed Financial Statements.

Mesabi Trust

Notes to Condensed Financial Statements

April 30, 2021 (Unaudited)

Note 1.  The financial statements and notes to financial statements included herein have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Trustees, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the results of operations for the three months ended April 30, 2021 and 2020, (b) the financial position at April 30, 2021 and (c) the cash flows for the three months ended April 30, 2021 and 2020, have been made. For further information, refer to the financial statements and footnotes included in Mesabi Trust’s Annual Report on Form 10-K for the year ended January 31, 2021.

The Trust’s royalties have been, and may in the future be, adversely affected by the coronavirus (COVID-19) pandemic. During the second quarter of 2020, the spread of COVID-19 led to the disruption of the business operations of Cleveland-Cliffs Inc. (“Cliffs”) and its wholly-owned subsidiary, Northshore Mining Company (“Northshore”), upon which we are dependent for our royalties. Although steel and iron ore production have been considered “essential” by the states in which Cliffs operates, certain of its facilities and construction activities were temporarily idled during the second quarter of 2020. Nearly all of these temporarily idled facilities were restarted as of June 30, 2020, with the exception of the Dearborn hot-end operations and Mansfield operations, which were restarted in July 2020, and the Northshore mine, which was restarted in August 2020. In its most recent quarterly report on Form 10-Q (filed April 28, 2021), Cliffs disclosed that the fundamentals for its business have rebounded strongly since the COVID-19 disruption that occurred during 2020. Mesabi Trust cannot predict whether Northshore’s operations will experience additional disruptions in the future, or whether Cliffs will experience supply chain disruptions or operational issues with its vendors, suppliers and contractors if faced with similar pandemic challenges in the future.

On December 9, 2019, Mesabi Trust initiated arbitration against Northshore, the lessee/operator of the leased lands, and its parent, Cliffs. The arbitration proceeding was commenced with the American Arbitration Association. The Trust asserts claims concerning the calculation of royalties related to the production, shipment and sale of iron ore, including DR-grade pellets. Based on information currently available to the Trust, the Trust seeks an award of damages, along with specific performance and declaratory relief. During 2020, the parties appointed a three-member arbitration panel and engaged in discovery. The arbitration hearing took place in May 2021. Post-hearing briefs and oral argument are scheduled for July 2021.

Note 2.  Net income per unit is based on 13,120,010 units outstanding during the period.

The Trust accounts for revenue in accordance with ASC 606, Revenue from Contracts with Customers. All revenue is recognized as the performance obligations are satisfied.

Disaggregation of Revenues

The following tables represent a disaggregation of revenue for the three months ended April 30, 2021 and April 30, 2020.

	Three Months Ended April 30,
	2021	2020
Base overriding royalties	$5,639,153	$1,182,012
Bonus royalties	3,572,341	779,712
Fee royalties	190,673	173,770
Total royalty income	$9,402,167	$2,135,494

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

Accrued income receivable

The accrued income receivable is included in net income per unit. The Trust recorded $5,612,832 of accrued income receivable as reflected on the Condensed Balance Sheet as of April 30, 2021 (unaudited). As of January 31, 2021, the Trust recorded accrued income receivable of $249,477.

Contract asset and contract liability

The contract asset and contract liability are presented net in the accompanying condensed balance sheets as both the contract asset and contract liability are derived from one customer contract. A net contract liability in the amount of $2,124,139 is reflected on the Condensed Balance Sheet as of April 30, 2021 (unaudited). The net contract liability is made up of a contract asset in the amount of $1,848,834 and a contract liability in the amount of $3,972,973. As of January 31, 2021, the Trust recorded a net contract asset of $177,251, made up of a contract asset in the amount of $239,132 and a contract liability in the amount of $61,881. The contract asset is based on the revenue recognized on the base overriding royalties, at the estimated prices for iron ore products sold under the Cliffs Pellet Agreements that will be collected in subsequent quarters as the uncertainty associated with the variable consideration is resolved. The contract asset is not available for distribution to the Unitholders until the applicable royalties are actually received by the Trust. The Trust includes estimated future royalty rates on current contracted volumes within contract asset. The contract liability represents iron ore that has not been shipped by Northshore, but for which the Trust has received a royalty payment during the quarter ended April 30, 2021 based on an initial estimated price, or in certain instances, quarterly payment of minimum advance royalties. Revenue will be recognized in accordance with the Trust’s revenue recognition policy at the estimated prices for iron ore products sold under the Cliffs Pellet Agreements as shipments of these products are made.

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

Note 4.  On April 12, 2021, the Trustees declared a distribution of $0.89 per Unit of Beneficial Interest payable on May 20, 2021 to Mesabi Trust Unitholders of record at the close of business on April 30, 2021.

On April 30, 2021, the Trustees received the quarterly royalty report of iron ore product shipments from Silver Bay, Minnesota during the calendar quarter ended March 31, 2021 from Cliffs, the parent company of Northshore.

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

As of April 30, 2021 and January 31, 2021, the unallocated cash and U.S. Government securities portion of the Trust’s Unallocated Reserve was comprised of the following components:

	April 30, 2021	January 31, 2021
Cash and U.S. Government securities	$21,729,760	$22,407,610
Distribution payable	(11,676,809)	(6,035,205)

Unallocated cash and U.S. Government securities	$10,052,951	$16,372,405

A reconciliation of the Trust’s Unallocated Reserve and Trust Corpus for the three months ended April 30, 2021 and 2020 is as follows:

	Unallocated	Trust
	Reserve	Corpus	Total
Balances at January 31, 2021	$16,477,046	$3	$16,477,049

Net income	8,573,870	—	8,573,870
Distributions declared - $0.8900 per unit	(11,676,809)	—	(11,676,809)

Balances at April 30, 2021	$13,374,107	$3	$13,374,110

	Unallocated	Trust
	Reserve	Corpus	Total
Balances at January 31, 2020	$11,831,014	$3	$11,831,017

Net income	1,611,621	—	1,611,621
Distributions declared - $0.5600 per unit	(7,347,206)	—	(7,347,206)

Balances at April 30, 2020	$6,095,429	$3	$6,095,432

Item 2. Trustees’ Discussion and Analysis of Financial Condition and Results of Operations.

This discussion should be read in conjunction with the condensed financial statements and notes presented in this Quarterly Report on Form 10-Q and the financial statements and notes in the last filed Annual Report on Form 10-K filed for the year ended January 31, 2021 for a full understanding of Mesabi Trust’s financial position and results of operations for the three months ended April 30, 2021.

COVID-19 Update

Our royalties have been, and may in the future be, adversely affected by the coronavirus (COVID-19) pandemic. During the second quarter of 2020, the spread of COVID-19 led to the disruption of the business operations of Cliffs and its wholly-owned subsidiary, Northshore, upon which we are dependent for our royalties. Although steel and iron ore production have been considered “essential” by the states in which Cliffs operates, certain of its facilities and construction activities were temporarily idled during the second quarter of 2020. Nearly all of these temporarily idled facilities were restarted as of June 30, 2020, with the exception of the Dearborn hot-end operations and Mansfield operations, which were restarted in July 2020, and the Northshore mine, which was restarted in August 2020. In its most recent quarterly report on Form 10-Q (filed April 28, 2021), Cliffs disclosed that the fundamentals for its business have rebounded strongly since the COVID-19 disruption that occurred during 2020. Mesabi Trust cannot predict whether Northshore’s operations will experience additional disruptions in the future, or whether Cliffs will experience supply chain disruptions or operational issues with its vendors, suppliers and contractors if faced with similar pandemic challenges in the future.

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

●	Royalty bonuses. The Trust earns royalty bonuses when iron ore products shipped from Silver Bay are sold at prices above a threshold price per ton. The royalty bonus is based on a percentage of the gross proceeds of product shipped from Silver Bay. The threshold price is adjusted (but not below $30.00 per ton) on an annual basis for inflation and deflation (the “Adjusted Threshold Price”). The Adjusted Threshold Price was $57.85 per ton for calendar year 2020 and is $58.58 per ton for calendar year 2021. The royalty bonus percentage ranges from 1/2 of 1% of the gross proceeds (on all tonnage shipped for sale at prices between the Adjusted Threshold Price and $2.00 above the Adjusted Threshold Price) to 3% of the gross proceeds (on all tonnage shipped for sale at prices $10.00 or more above the Adjusted Threshold Price). Royalty bonuses are subject to price adjustments under the Cliffs Pellet Agreements and, as described elsewhere in this report, such adjustments may be positive or negative.

●	Fee royalties. Fee royalties have historically constituted a smaller component of the Trust’s total royalty income. Fee royalties are payable to the Mesabi Land Trust, a Minnesota land trust, which holds a 20% interest as fee owner in the Amended Assignment of Peters Lease. Mesabi Trust holds the entire beneficial interest in the Mesabi Land Trust for which U.S. Bank N.A. acts as the corporate trustee. Mesabi Trust receives the net income of the Mesabi Land Trust, which is generated from royalties on the amount of crude ore mined after the payment of expenses to U.S. Bank N.A. for its services as the corporate trustee. Crude ore is the source of iron oxides used to make iron ore pellets and other products. The fee royalty on crude ore is based on an agreed price per ton, subject to certain indexing.

●	Minimum advance royalties. Northshore’s obligation to pay base overriding royalties and royalty bonuses with respect to the sale of iron ore products generally accrues upon the shipment of those products from Silver Bay. However, regardless of whether any shipment has occurred, Northshore is obligated to pay to Mesabi Trust a minimum advance royalty. Each year, the amount of the minimum advance royalty is adjusted (but not below $500,000 per annum) for inflation and deflation. The minimum advance royalty was $964,659 for calendar year 2020 and is $976,765 for calendar year 2021. Until overriding royalties (and royalty bonuses, if any) for a particular year equal or exceed the minimum advance royalty for the year, Northshore must make quarterly payments of up to 25% of the minimum advance royalty for the year. Because minimum advance royalties are essentially prepayments of base overriding royalties and royalty bonuses earned each year, any minimum advance royalties paid in a fiscal quarter are recouped by credits against base overriding royalties and royalty bonuses earned in later fiscal quarters during the year.

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

According to Cliffs’ recent SEC filings, certain of Cliffs’ supply agreements specify provisional price calculations, where the pricing mechanisms generally are based on market pricing, with the final revenue rate based on certain market inputs at a specified period in time in the future, per the terms of the supply agreements. Market inputs are tied to indexed price adjustment factors that are integral to the iron ore supply contracts and vary based on the agreement. The pricing mechanisms typically include adjustments based upon changes in the Platts 62% Price, Atlantic Basin pellet premiums and Platts international indexed freight rates. The pricing adjustments generally operate in the same manner, with each factor typically comprising a portion of the price adjustment, although the weighting of each factor varies based upon the specific terms of each agreement. The price adjustment factors have been evaluated to determine if they qualify as embedded derivatives. The price adjustment factors share the same economic characteristics and risks as the host sales contract and are integral to the host sales contract as inflation adjustments; accordingly, they have not been separately valued as derivative instruments.

As also described elsewhere in this report, the Trust receives a bonus royalty equal to a percentage of the gross proceeds of iron ore products (mined from Mesabi Trust lands) shipped from Silver Bay and sold at prices above the Adjusted Threshold Price. Although 96.8% of all the iron ore products shipped from Silver Bay during calendar 2020 was sold at prices higher than the Adjusted Threshold Price, the Trustees are unable to project whether Cliffs will continue to be able to sell iron ore products at prices above the applicable Adjusted Threshold Price, entitling the Trust to any future bonus royalty payments.

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

Results of Operations

Comparison of Iron Ore Pellet Production and Shipments for the Three Months Ended April 30, 2021 and April 30, 2020

As shown in the table below, during the three months ended April 30, 2021, production of iron ore pellets at Northshore from Mesabi Trust Lands totaled 1,129,383 tons, and shipments over the same period totaled 547,704 tons. By comparison, pellet production and shipments for the comparable period in 2020 were 1,187,464 ton and 558,634 tons, respectively. The decrease in production is attributable to the anticipated future demand from Northshore’s customers as compared to the prior period. The decrease in shipments is attributable to the anticipated current demand from Northshore’s customers as compared to the prior comparable period. For the three months ended April 30, 2021, approximately 89.4% of shipments from Silver Bay, Minnesota originated from Trust lands.

	Pellets Produced from	Pellets Shipped from
	Trust Lands	Trust Lands
Three Months Ended	(Tons)	(Tons)
April 30, 2021	1,129,383	547,704
April 30, 2020	1,187,464	558,634

Comparison of Royalty Income for the Three Months Ended April 30, 2021 and April 30, 2020

As reflected in the table below, the Trust’s total royalty income for the three months ended April 30, 2021 increased by $7,266,673 to $9,402,167 as compared to the three months ended April 30, 2020. The increase in total royalty income is due to an increase in pricing of iron ore during the three months ended April 30, 2021, as compared to the three months ended April 30, 2020.

The table below shows that the base overriding royalties increased $4,457,141 and the bonus royalties increased by $2,792,629 for the three months ended April 30, 2021, as compared to the three months ended April 30, 2020. Fee royalties increased by $16,903 over the same period. The increase in the base overriding royalties and bonus royalties is attributable to an increase in pricing of iron ore as compared to the prior comparable period. The increase in the fee royalty amount is due to an increase in the pricing of iron ore mined under the Peters Lease in the current fiscal quarter as compared to the prior comparable period.

The table below summarizes the components of Mesabi Trust’s total royalty income for the three months ended April 30, 2021 and April 30, 2020, respectively:

	Three Months Ended April 30,
	2021	2020
Base overriding royalties	$5,639,153	$1,182,012
Bonus royalties	3,572,341	779,712
Fee royalties	190,673	173,770
Total royalty income	$9,402,167	$2,135,494

Comparison of Net Income, Expenses and Distributions for the Three Months Ended April 30, 2021 and April 30, 2020

Net income for the three months ended April 30, 2021 was $8,573,870, an increase of $6,962,249 as compared to the three months ended April 30, 2020. The increase in net income for the three months ended April 30, 2021 was primarily the result of an increase in pricing of iron ore, as compared to the three months ended April 30, 2020. The Trust’s expenses for the three months ended April 30, 2021 were $828,781, an increase of $271,639 compared to the expenses for the three months ended April 30, 2020. The increase in expenses was primarily attributable to an increase in legal fees and expenses related to the pending arbitration for the three months ended April 30, 2021, as compared to the three months ended April 30, 2020. See Part II, Item 1 “Legal Proceedings” in this Quarterly Report on Form 10-Q. The table below summarizes the Trust’s income and expenses for the three months ended April 30, 2021 and April 30, 2020, respectively.

	Three Months Ended April 30,
	2021	2020
Total royalty income	$9,402,167	$2,135,494
Interest income	484	33,269
Total revenues	9,402,651	2,168,763
Expenses	828,781	557,142
Net income	$8,573,870	$1,611,621

As presented on the “Trust’s Condensed Statements of Operations” on page 3 of this quarterly report, the Trust’s net income per unit increased $0.5307 per unit to $0.6535 per unit for the fiscal quarter ended April 30, 2021 as compared to the fiscal quarter ended April 30, 2020. On April 12, 2021, the Trust declared a distribution of $0.89 per unit payable on May 20, 2021 to Unitholders of record on April 30, 2021. Comparatively, the Trust declared a distribution of $0.56 per unit to Unitholders in April 2020. During the three months ended April 30, 2021 and April 30, 2020 the Trust had declared distributions of $0.89 and $0.56 per unit, respectively.

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

Comparison of Unallocated Reserve as of April 30, 2021, April 30, 2020 and January 31, 2021

As set forth in the tables below, Unallocated Reserve increased from $6,095,429 as of April 30, 2020 to $13,374,107 as of April 30, 2021. The increase in Unallocated Reserve as of April 30, 2021, as compared to April 30, 2020, is primarily the result of an increase in the unallocated cash and U.S. Government securities and accrued income receivable. The increase in the unallocated cash and U.S. Government securities is attributable to an increase in royalties received in the first quarter of 2021 as compared to the first quarter of 2020. The increase in the accrued income receivable portion of the Unallocated Reserve is attributable to an increase in shipments and related pricing for the month ended April 30, 2021 as compared to the prior comparable period. The increase in the contract liability is the result of the timing differences when iron ore that has not been shipped by Northshore, but for which the Trust has received a royalty payment, see “Note 2” for further discussion of the contract liability.

	Fiscal Three months ended April 30,		% increase
	2021	2020	(decrease)
Accrued Income Receivable	$5,612,832	$30,983	18,015.8%
Unallocated Cash and U.S. Government Securities	10,052,951	6,936,469	44.9%
Prepaid Expenses and (Accrued Expenses), net	(167,537)	(80,861)	107.2%
Contract Liability	(2,124,139)	(791,162)	168.5%
Unallocated Reserve	$13,374,107	$6,095,429	119.4%

It is possible that future negative price adjustments could offset, or even eliminate, future royalties or royalty income that would otherwise be payable to the Trust in any particular quarter, or at year end, thereby potentially reducing cash available for distribution to the Trust’s Unitholders in future quarters. See the discussion under the heading “Risk Factors” beginning on page 3 of the Trust’s Annual Report for the fiscal year ended January 31, 2021, as updated by Part II, Item 1A of this Quarterly Report on Form 10-Q.

The Trust’s Unallocated Reserve as of April 30, 2021 decreased by $3,102,939 to $13,374,107, as compared to the fiscal year ended January 31, 2021. The decrease in Unallocated Reserve as of April 30, 2021, as compared to January 31, 2021, is primarily the result of an increase in the contract liability and a decrease in the unallocated cash and U.S. Government securities. The increase in the contract liability is the result of the timing differences when iron ore that has not been shipped by Northshore, but for which the Trust has received a royalty payment, see “Note 2” for further discussion of the contract liability. The decrease in the unallocated cash and U.S. Government securities is attributable to a decrease in royalties received in the first quarter of 2021 as compared to the fourth quarter of 2020.

	April 30, 2021	January 31, 2021	(decrease)
Accrued Income Receivable	$5,612,832	$249,477	2,149.8%
Contract Asset	—	177,251	(100.0)%
Unallocated Cash and U.S. Government Securities	10,052,951	16,372,405	(38.6)%
Prepaid Expenses and (Accrued Expenses), net	(167,537)	(322,087)	(48.0)%
Contract Liability	(2,124,139)	—	100.0%
Unallocated Reserve	$13,374,107	$16,477,046	(18.8)%

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

Recent Developments

Receipt of Quarterly Royalty Report and Royalty Payment

On April 30, 2021, the Trustees of Mesabi Trust received the quarterly royalty report of iron ore shipments out of Silver Bay, Minnesota during the quarter ended March 31, 2021 (the “Royalty Report”) from Cliffs, the parent company of Northshore, and the Trust received royalty payments as summarized below.

As reported to Mesabi Trust by Cliffs in the Royalty Report, based on shipments of iron ore products by Northshore during the three months ended March 31, 2021, Mesabi Trust was credited with a base royalty of $3,048,457.  For the three months ended March 31, 2021, Mesabi Trust was also credited with a bonus royalty in the amount of $3,658,148. The royalty also included a reduction of $557,016 as a result of negative pricing adjustments to base and bonus royalty calculations related to changes in price estimates made in prior quarters.  In addition, a royalty payment of $190,443 was paid to the Mesabi Land Trust.  Accordingly, the total royalty payments received by Mesabi Trust on April 30, 2021 from Cliffs were $6,340,032.

The royalties paid to Mesabi Trust are based on the volume of shipments of iron ore pellets for the quarter and the year to date, the pricing of iron ore product sales, and the percentage of iron ore pellet shipments from Mesabi Trust lands rather than from non-Mesabi Trust lands.  In the first calendar quarter of 2021, Cliffs credited Mesabi Trust with 919,457 tons of iron ore shipped, as compared to 340,617 tons shipped during the first calendar quarter of 2020.

The volume of shipments of iron ore pellets (and other iron ore products) by Northshore varies from quarter to quarter and year to year based on a number of factors, including the requested delivery schedules of customers, general economic conditions in the iron ore industry, and weather conditions on the Great Lakes. Further, the prices under the term contracts among Northshore, Cliffs, and certain of their customers (the “Cliffs Pellet Agreements”), to which Mesabi Trust is not a party, are subject to interim and final pricing adjustments, dependent in part on multiple price and inflation index factors, some of which are not known until after the end of a contract year. The factors that could result in price adjustments under Cliffs’ customer contracts include changes in the Platts Prices, hot-rolled coil steel price, the Atlantic Basin pellet premium, published Platts international indexed freight rates and changes in specified producer price indices, including those for industrial commodities, fuel and steel. These multiple factors can result in significant variations in royalties received by Mesabi Trust (and in turn, the resulting funds available for distribution to Unitholders by Mesabi Trust) from quarter to quarter and from year to year. These variations, which can be positive or negative, cannot be predicted by the Trustees of Mesabi Trust. Royalty payments anticipated to be received during the current year will continue to reflect pricing estimates for shipments of iron ore products that will be subject to positive or negative pricing adjustments pursuant to the Cliffs Pellet Agreements. Based on the above factors, and as indicated by Mesabi Trust’s historical distribution payments to Unitholders, the royalties received by Mesabi Trust, and the distributions paid to Unitholders, if any, in any particular quarter are not necessarily indicative of royalties that will be received, or distributions that will be paid, if any, in any subsequent quarter or full year.

With respect to calendar year 2021, Northshore has not advised Mesabi Trust of its expected shipments of iron ore products, or what percentage of 2021 shipments will be from Mesabi Trust iron ore. In the Cliffs’ Royalty Report, Cliffs stated that the royalty payments reported on April 30, 2021 were based on estimated iron ore pellet prices under the Cliffs Pellet Agreements, which are subject to change. It is possible that future negative price adjustments could offset, or even eliminate, royalties or royalty income that would otherwise be payable to Mesabi Trust in any particular quarter, or at year end, thereby potentially reducing cash available for distribution to Mesabi Trust’s Unitholders in future quarters.

Mesabi Trust Distribution Announcement

As previously reported by Mesabi Trust on April 12, 2021, the Trustees declared a distribution of eighty-nine cents ($0.89) per Unit of Beneficial Interest payable on May 20, 2021 to Mesabi Trust Unitholders of record at the close of business on April 30, 2021. This distribution was paid as announced.

Arbitration Pending Against Cliffs and Northshore

On December 9, 2019, Mesabi Trust initiated arbitration against Northshore, the lessee/operator of the leased lands, and its parent, Cliffs. The arbitration proceeding was commenced with the American Arbitration Association. The Trust asserts claims concerning the calculation of royalties related to the production, shipment and sale of iron ore, including DR-grade pellets. More particularly, the claims involve the Trust’s allegations that Northshore and Cliffs have improperly calculated royalty amounts with respect to DR-grade pellets by planning isolated sale transactions of low silica iron ore into international markets at prices significantly below standard pellet pricing. The allegations include failure by Northshore and Cliffs to provide timely and contract-based access to information and individuals necessary to evaluate compliance with the royalty agreement. Based on information currently available to the Trust, the Trust seeks an award of damages, along with specific performance and declaratory relief. During 2020, the parties appointed a three-member arbitration panel and engaged in discovery. The arbitration hearing took place in May 2021. Post-hearing briefs and oral argument are scheduled for July 2021.

Other Recent Developments Concerning Cliffs

Overview

In its most recently filed Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021 (filed April 28, 2021) (“Form 10-Q”), Cliffs disclosed that it is the largest flat-rolled steel producer in North America. Founded in 1847 as a mine operator, Cliffs disclosed that it is also the largest producer of iron ore pellets in North America. In 2020, Cliffs acquired two major steelmakers, AK Steel and ArcelorMittal USA, vertically integrating its legacy iron ore business with quality-focused steel production and emphasis on the automotive end market.

Cliffs’ Form 10-Q further disclosed that the fundamentals of its business have rebounded strongly since the COVID-19 pandemic disruption that occurred during 2020. The price for domestic hot-rolled coil steel (“HRC”), the most significant index in driving Cliffs’ revenues and profitability, currently is at an all-time high, as a direct result of favorable supply-demand dynamics following the pandemic. The HRC index averaged $1,201 per net ton for the first quarter of 2021, 105% higher than the same period last year. In Cliffs’ April 2021 Form 10-Q filing, Cliffs further disclosed that the price of iron ore has also risen dramatically over the past year, which along with strong demand, has been an important factor in rising steel prices globally. The Platts 62% Price averaged $167 per metric ton in the first quarter of 2021, an 88% increase compared to the same period in 2020. While playing a role in increased prices of steel, Cliffs noted that it also directly benefits from higher iron ore prices for the portion of iron ore pellets that it sells to third parties.

Expanding to New Markets

Cliffs’ Form 10-K noted that its Toledo direct reduction plant allows Cliffs to offer another unique, high-quality product, HBI briquettes (“HBI”), to discerning raw material buyers. According to Cliffs’ Form 10-K, electric arc furnace (“EAF”) steelmakers primarily use scrap for their iron feedstock, and Cliffs’ HBI offers a sophisticated alternative with less impurities, allowing other steelmakers to increase the quality of their respective end-steel products and reduce reliance on imported metallics. Further, Cliffs’ Form 10-K disclosed that the acquisitions of AK Steel and Arcelor Mittal USA completed by Cliffs in 2020 provide other potential outlets for HBI, as it can also be used in Cliffs’ integrated steel operations to increase productivity and help to reduce carbon footprint, allowing for more cost efficient and environmentally friendly steelmaking. Cliffs’ Northshore Mining plant in Silver Bay, Minnesota produces the DR-grade iron ore pellets used as feedstock for Cliffs’ HBI plant in Toledo. On June 9, 2021, Cliffs announced that it held a ribbon cutting ceremony celebrating the initial six months of continued operation and production of HBI at Cliffs’ state-of-the-art direct reduction plant in Toledo.

Environmental Sustainability

In its Form 10-K, Cliffs disclosed that as it transforms, its commitment to operating its business in a more environmentally responsible manner remains constant. One of the most important issues impacting the industry in which it competes, its stakeholders and the planet as a whole, is climate change. As a result, Cliffs noted that it is continuing its proactive approach by committing to reduce greenhouse gas (“GHG”) emissions 25% from 2017 levels by 2030. This goal represents combined Scope 1 (direct) and Scope 2 (indirect) GHG emission reductions across all of Cliffs’ operations. Prior to setting this goal with Cliffs’ newly acquired steel assets, Cliffs exceeded its own previous 26% GHG reduction target at Cliffs’ legacy facilities six years ahead of Cliffs’ 2025 goal. In 2019, Cliffs reduced its combined Scope 1 and Scope 2 GHG emissions by 42% on a mass basis from 2005 baseline levels. Cliffs disclosed that its goal is to further reduce those emissions in coming years. Additionally, Cliffs described that many of its steel assets have improved plant and energy efficiency through participation in programs like the U.S. Department of Energy’s Better Plants program and the EPA’s Energy Star program. With Cliffs’ longstanding focus on plant and energy efficiency, Cliffs disclosed that it is aiming to build on previous successes across its newly integrated enterprise.

Cliffs disclosed that its GHG reduction commitment is based on executing the following five strategic priorities:

●	Developing domestically sourced, high quality iron ore feedstock and utilizing natural gas in the production of HBI;
●	Implementing energy efficiency and clean energy projects;
●	Investing in the development of carbon capture technology;
●	Enhancing Cliffs’ GHG emissions transparency and sustainability focus; and
●	Supporting public policies that facilitate GHG reduction in the domestic steel industry.

Important Factors Affecting Mesabi Trust

The Agreement of Trust specifically prohibits the Trustees from entering into or engaging in any business. This prohibition seemingly applies even to business activities the Trustees deem necessary or proper for the preservation and protection of the Trust’s assets. Accordingly, the Trustees’ activities in connection with the administration of Trust assets are limited to collecting income, paying expenses and liabilities, distributing net income to Mesabi Trust’s Unitholders after the payment of, or provision for, such expenses and liabilities, monitoring royalties and protecting and conserving the held assets.

Neither Mesabi Trust nor the Trustees have any control over the operations and activities of Northshore, except within the framework of the Amended Assignment Agreements. Cliffs alone controls (i) historical operating data, including iron ore production volumes, marketing of iron ore products, operating and capital expenditures as they relate to Northshore, environmental and other liabilities and the effects of regulatory changes; (ii) plans for Northshore’s future operating and capital expenditures; (iii) geological data relating to ore reserves; (iv) projected production of iron ore products; (v) contracts between Cliffs and Northshore with their customers; and (vi) the decision to mine off Mesabi Trust and/or state lands, based on Cliffs’ current mining and engineering plan. The Trustees do not exert any influence over mining operational decisions at Northshore, nor do the Trustees provide any input regarding the ore reserve estimated at Northshore as reported by Cliffs. While the Trustees request relevant information from Cliffs and Northshore in accordance with the royalty agreement for use in periodic reports as part of their evaluation of Mesabi Trust’s disclosure controls and procedures, the Trustees do not control this information and they rely on the information in Cliffs’ periodic and current filings with the SEC to provide accurate and timely information in Mesabi Trust’s reports filed with the SEC.

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

For a discussion of additional factors, including but not limited to those that could adversely affect Mesabi Trust’s actual results and performance, see “Risk Factors” set forth on pages 3 through 14 of the Mesabi Trust’s Annual Report on Form 10-K for the fiscal year-ended January 31, 2021 (filed April 27, 2021).

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

There have been no material changes in the Trust’s critical accounting policies or significant accounting estimates during the three months ended April 30, 2021. For a complete description of the Trust’s significant accounting policies, please see Note 2 to the financial statements included in the Trust’s Annual Report on Form 10-K for the year ended January 31, 2021 (filed April 27, 2021).

Certain Tax Information

The Trust is not taxable as a corporation for federal or state income tax purposes and is instead qualified as a nontaxable grantor trust. Since the Trust’s inception, all net taxable income is annually attributable directly to Unitholders for tax purposes regardless of whether the income is distributed or retained by the Trust in its reserve account. As such, in lieu of the Trust paying income taxes, Unitholders report their pro rata share of the various items of Trust income and deductions on their income tax returns. This reporting is required whether or not the earnings of the Trust are distributed as to Unitholders. During calendar year 2020, any funds retained to increase the Trust’s unallocated reserve, which were derived from reportable royalty income, will nonetheless become taxable as reportable income to Unitholders, depending on each individual’s personal tax situation. Information regarding the background on the changes in the Trust’s unallocated reserve is described above under “Results of Operations — Comparison of Unallocated Reserve as of April 30, 2021, April 30, 2020 and January 31, 2021” on page 14. Unitholders are encouraged to consult with their own tax advisors to plan for any financial impact related to this and to review their personal tax situations related to investing in, holding or selling units of beneficial interest in Mesabi Trust.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On December 9, 2019, Mesabi Trust initiated arbitration against Northshore, the lessee/operator of the leased lands, and its parent, Cliffs. The arbitration proceeding was commenced with the American Arbitration Association. The Trust asserts claims concerning the calculation of royalties related to the production, shipment and sale of iron ore, including DR-grade pellets. More particularly, the claims involve the Trust’s allegations that Northshore and Cliffs have improperly calculated royalty amounts with respect to DR-grade pellets by planning isolated sale transactions of low silica iron ore into international markets at prices significantly below standard pellet pricing. The allegations include failure by Northshore and Cliffs to provide timely and contract-based access to information and individuals necessary to evaluate compliance with the royalty agreement. Based on information currently available to the Trust, the Trust seeks an award of damages, along with specific performance and declaratory relief. During 2020, the parties appointed a three-member arbitration panel and engaged in discovery. The arbitration hearing took place in May 2021. Post-hearing briefs and oral argument are scheduled for July 2021.

Item 1A. Risk Factors

There have been no material changes in the Trust’s risk factors as described in “Risk Factors” set forth on pages 3 through 14 of Mesabi Trust’s Annual Report on Form 10-K for the year-ended January 31, 2021 (filed April 27, 2021), as updated by Part II, Item 1A of this Quarterly Report on Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Mine Safety and Health Administration Safety Data. Pursuant to §1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, Cliffs started reporting information related to certain mine safety results at Northshore. This information is available in Part II, Item 4 of Cliffs’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, filed with the SEC on April 28, 2021.

Item 6. Exhibits.

(a)Exhibits

The following exhibits are being filed or furnished with this Quarterly Report on Form 10-Q:

Exhibit No.	Exhibit	Filing Method

31	Certification of Corporate Trustee of Mesabi Trust pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certification of Corporate Trustee of Mesabi Trust pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

99.1	Report of Baker Tilly US, LLP, dated June 11, 2021 regarding its review of the unaudited interim financial statements of Mesabi Trust as of and for the three months ended April 30, 2021	Filed herewith

101	Inline XBRL Instance Document	Filed herewith

104	Cover Page Interactive Data File	Embedded within the Inline XBRL document and contained in Exhibit 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MESABI TRUST
(Registrant)

	By:	DEUTSCHE BANK TRUST COMPANY AMERICAS
Corporate Trustee
Principal Administrative Officer and duly authorized signatory:*

June 11, 2021		By:	/s/ Jeffrey Schoenfeld
Name: Jeffrey Schoenfeld*
Title: Vice President

* There are no principal executive officers or principal financial officers of the registrant.