Form 10-Q
period 2021-07-31
MESABI TRUST
filed 2021-09-13
CIK 65172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2021

or

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

As of September 9, 2021, there were 13,120,010 Units of Beneficial Interest in Mesabi Trust outstanding.

Forward-Looking Statements

Certain information included in this Quarterly Report on Form 10-Q contains, or incorporates by reference, not only historical information, but also “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934. All such forward-looking statements, including those statements regarding estimation of iron ore pellet production, shipments, pricing, royalties and other matters, are based on information from the lessee/operator (and its parent corporation) of the mine located on the lands owned and held in trust for the benefit of the holders of units of beneficial interest of Mesabi Trust (“Mesabi Trust” or the “Trust”). These statements may be identified by the use of forward-looking words, such as “may,” “will,” “could,” “project,” “predict,” “intend,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “should,” “assume,” “forecast” and other similar words. Such forward-looking statements are inherently subject to known and unknown risks and uncertainties. Actual results and future developments could differ materially from the results or developments expressed in or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, volatility of iron ore and steel prices, market supply and demand, competition, environmental hazards, health and safety conditions, regulation or government action, litigation, uncertainties about estimates of reserves, general adverse business and industry economic trends, uncertainties arising from war, terrorist events and other global events, higher or lower customer demand for steel and iron ore, decisions by mine operators regarding curtailments or idling production lines or entire plants, environmental compliance uncertainties, difficulties in obtaining and renewing necessary operating permits, higher imports of steel and iron ore substitutes, processing difficulties, consolidation and restructuring in the domestic steel market, market inputs tied to indexed price adjustment factors found in Cliffs’ Customer Contracts (as defined below) resulting in future adjustments to royalties payable to Mesabi Trust, the impact of the recent coronavirus (COVID-19) pandemic and other factors. Further, substantial portions of royalties earned by Mesabi Trust are based on estimated prices that are subject to interim and final adjustments, which can be positive or negative, and are dependent in part on multiple price and inflation index factors under agreements to which Mesabi Trust is not a party and that are not known until after the end of a contract year. It is possible that future negative price adjustments could partially or even completely offset royalties or royalty income that would otherwise be payable to the Trust in any particular quarter, or at year-end, thereby potentially reducing cash available for distribution to the Trust’s Unitholders (as defined below) in future quarters.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements. (Note 1)

Mesabi Trust

Condensed Statements of Operations

Three and Six Months Ended July 31, 2021 and 2020

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2021	2020	2021	2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
A. Condensed Statements of Operations

Revenues
Royalty income	$27,744,036	$7,218,361	$37,146,203	$9,353,855
Interest	179	24	663	33,293

Total revenues	27,744,215	7,218,385	37,146,866	9,387,148

Expenses	988,185	542,382	1,816,966	1,099,524

Net income	$26,756,030	$6,676,003	$35,329,900	$8,287,624

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING
Number of units outstanding	13,120,010	13,120,010	13,120,010	13,120,010

Net income per unit (Note 2)	$2.0393	$0.5088	$2.6928	$0.6317

Distributions declared per unit (Note 3)	$0.0900	$0.0500	$0.9800	$0.6100

See Notes to Condensed Financial Statements.

Mesabi Trust

Condensed Balance Sheets

July 31, 2021 and January 31, 2021

	July 31, 2021	January 31, 2021
	(unaudited)
B. Condensed Balance Sheets

Assets

Cash and cash equivalents	$28,310,067	$12,500,941

U.S. Government securities, at amortized cost (which approximates fair value)	—	9,906,669

Accrued income receivable	12,634,653	249,477
Contract asset	—	177,251
Prepaid expenses	288,336	94,585
Current assets	41,233,056	22,928,923

Fixed property, including intangibles, at nominal values
Assignments of leased property

Amended assignment of Peters Lease	1	1

Assignment of Cloquet Leases	1	1

Certificate of beneficial interest for 13,120,010 units of Land Trust	1	1
	3	3

Total assets	$41,233,059	$22,928,926

Liabilities, Unallocated Reserve And Trust Corpus

Liabilities
Distribution payable	$1,180,801	$6,035,205
Accrued expenses	205,988	416,672
Contract liability	896,931	—
Total liabilities	2,283,720	6,451,877

Unallocated reserve	38,949,336	16,477,046

Trust corpus	3	3

Total liabilities, unallocated reserve and trust corpus	$41,233,059	$22,928,926

See Notes to Condensed Financial Statements.

Mesabi Trust

Condensed Statements of Cash Flows

Six Months Ended July 31, 2021 and 2020

	Six Months Ended
	July 31,
	2021	2020
	(unaudited)	(unaudited)
C. Condensed Statements of Cash Flows

Operating activities
Royalties received	$25,835,075	$4,799,327
Interest received	797	37,338
Expenses paid	(2,221,401)	(1,214,976)

Net cash from operating activities	23,614,471	3,621,689

Investing activities
Maturities of U.S. Government securities	50,942,392	26,899,691
Purchases of U.S. Government securities	(41,035,723)	(23,708,865)

Net cash from investing activities	9,906,669	3,190,826

Financing activity
Distributions to unitholders	(17,712,014)	(16,531,213)

Net change in cash and cash equivalents	15,809,126	(9,718,698)

Cash and cash equivalents, beginning of period	12,500,941	10,177,655

Cash and cash equivalents, end of period	$28,310,067	$458,957

Reconciliation of net income to net cash from operating activities

Net income	$35,329,900	$8,287,624
Increase in accrued income receivable	(12,385,176)	(979,139)
Decrease (increase) in contract asset	177,251	(1,059,624)
Increase in prepaid expense	(193,751)	(161,533)
Increase (decrease) in accrued expenses	(210,684)	46,081
Increase (decrease) in contract liability	896,931	(2,511,720)

Net cash from operating activities	$23,614,471	$3,621,689

Non cash financing activity

Distributions declared and payable	$1,180,801	$656,001

See Notes to Condensed Financial Statements.

Mesabi Trust

Notes to Condensed Financial Statements

July 31, 2021 (Unaudited)

Note 1.  The financial statements and notes to financial statements included herein have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Trustees, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the results of operations for the three and six months ended July 31, 2021 and 2020, (b) the financial position at July 31, 2021 and (c) the cash flows for the six months ended July 31, 2021 and 2020, have been made. For further information, refer to the financial statements and footnotes included in Mesabi Trust’s Annual Report on Form 10-K for the year ended January 31, 2021.

The Trust’s royalties have been, and may in the future be, adversely affected by the coronavirus (COVID-19) pandemic. During the second quarter of 2020, the spread of COVID-19 led to the disruption of the business operations of Cleveland-Cliffs Inc. (“Cliffs”) and its wholly-owned subsidiary, Northshore Mining Company (“Northshore”), upon which we are dependent for our royalties. Although steel and iron ore production have been considered “essential” by the states in which Cliffs operates, certain of its facilities and construction activities were temporarily idled during the second quarter of 2020. Nearly all of these temporarily idled facilities were restarted as of June 30, 2020, with the exception of the Dearborn hot-end operations and Mansfield operations, which were restarted in July 2020, and the Northshore mine, which was restarted in August 2020. In its most recent quarterly report on Form 10-Q (filed July 28, 2021), Cliffs disclosed that the fundamentals for its business have rebounded strongly since the COVID-19 disruption that occurred during 2020. Mesabi Trust cannot predict whether Northshore’s operations will experience additional disruptions in the future, or whether Cliffs will experience supply chain disruptions or operational issues with its vendors, suppliers and contractors if faced with similar pandemic challenges in the future.

On December 9, 2019, Mesabi Trust initiated arbitration against Northshore, the lessee/operator of the leased lands, and its parent, Cliffs. The arbitration proceeding was commenced with the American Arbitration Association. The Trust asserts claims concerning the calculation of royalties related to the production, shipment and sale of iron ore, including DR-grade pellets. Based on information currently available to the Trust, the Trust seeks an award of damages, along with specific performance and declaratory relief. During 2020, the parties appointed a three-member arbitration panel and engaged in discovery. The arbitration hearing took place in May 2021. Post-hearing briefs and oral arguments were presented in July 2021.

Note 2.  Net income per unit is based on 13,120,010 units outstanding during the period.

The Trust accounts for revenue in accordance with ASC 606, Revenue from Contracts with Customers. All revenue is recognized as the performance obligations are satisfied.

Disaggregation of Revenues

The following tables represent a disaggregation of revenue for the three and six months ended July 31, 2021 and July 31, 2020.

	Three Months Ended July 31,
	2021	2020
Base overriding royalties	$16,645,464	$4,174,785
Bonus royalties	10,910,823	3,043,576
Fee royalties	187,749	—
Total royalty income	$27,744,036	$7,218,361

	Six Months Ended July 31,
	2021	2020
Base overriding royalties	$22,284,617	$5,356,796
Bonus royalties	14,483,164	3,823,288
Fee royalties	378,422	173,771
Total royalty income	$37,146,203	$9,353,855

Base overriding royalties

The performance obligation for the base overriding royalty consists of providing Northshore access to the Peters Lands, Cloquet Lands, and Mesabi Lands and the right to mine on these lands. The consideration to be received from this access relates to the volume of iron ore shipped by Northshore. Mesabi Trust receives royalties at the greater of (i) the aggregate quantity of iron ore products shipped that were mined from Mesabi Trust Lands, and (ii) a portion of the aggregate quantity of all iron ore products shipped from Silver Bay, Minnesota that were mined from any lands, such portion being 90% of the first four million tons shipped from Silver Bay during such year, 85% of the next two million tons shipped during such year, and 25% of all tonnage shipped during such year in excess of six million tons. The royalty percentage paid to the Trust increases as the aggregate tonnage of iron ore products shipped, attributable to the Trust, in any calendar year increases past each of the first four one-million ton volume thresholds. The base overriding royalties contain variable consideration, as the transaction price is based on a percentage that varies based on the total cumulative tons of iron ore shipped for the calendar year. The Trust estimates the variable consideration it expects to be entitled to receive over the contractual period associated with the royalty agreement. Under the royalty agreement, measuring the total cumulative volumes of iron ore shipped, and the applicable royalty percentages, are reset at the beginning of each calendar year. The Trust evaluates the estimate of the variable consideration to determine whether the estimate needs to be constrained; therefore, the Trust includes the variable consideration in the transaction price only to the extent that it is probable that a significant reversal of the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. For the base overriding royalties, the Trust estimates the base overriding royalty percentage using the expected value method, which calculates the estimate based off the historical, current, and forecasted shipments. The Trust recognizes base overriding royalties on a quarterly basis based on the actual shipments for the fiscal quarter at the estimated royalty percentage as described above and based on the estimated prices for iron ore products sold under Cliffs’ Customer Contracts.

Bonus royalties

The performance obligation for the bonus royalties consists of providing Northshore access to the Peters Lands, Cloquet Lands, and Mesabi Lands and the right to mine on these lands and the consideration to be received from this access relates to the volume of iron ore shipped by Northshore. The Trust recognizes bonus royalties on a quarterly basis based on the actual shipments of the fiscal quarter at the actual royalty percentage for those shipments and based on the anticipated prices for iron ore products sold under Cliffs’ Customer Contracts.

Fee royalties

The performance obligation for the fee royalties consists of the volume of crude ore mined on a quarterly basis. The Trust recognizes fee royalties on a quarterly basis based on the actual crude ore mined during the fiscal quarter.

Accrued income receivable

The accrued income receivable is included in net income per unit. The Trust recorded $12,634,653 of accrued income receivable as reflected on the Condensed Balance Sheet as of July 31, 2021 (unaudited). As of January 31, 2021, the Trust recorded accrued income receivable of $249,477.

Contract asset and contract liability

The contract asset and contract liability are presented net in the accompanying condensed balance sheets as both the contract asset and contract liability are derived from one customer contract. A net contract liability in the amount of $896,931 is reflected on the Condensed Balance Sheet as of July 31, 2021 (unaudited). The net contract liability is made up of a contract asset in the amount of $5,069,251 and a contract liability in the amount of $5,966,182. As of January 31, 2021 the Trust recorded a net contract asset of $177,251, made up of a contract asset in the amount of $239,132 and a contract liability in the amount of $61,881. The contract asset is based on the revenue recognized on the base overriding royalties, at the estimated prices for iron ore products sold under Cliffs’ Customer Contracts that will be collected in subsequent quarters as the uncertainty associated with the variable consideration is resolved. The contract asset is not available for distribution to the Unitholders until the applicable royalties are actually received by the Trust. The Trust includes estimated future royalty rates on current contracted volumes within contract asset. The contract liability represents iron ore that has not been shipped by Northshore, but for which the Trust has received a royalty payment during the quarter ended July 31, 2021 based on an initial estimated price, or in certain instances, quarterly payment of minimum advance royalties. Revenue will be recognized in accordance with the Trust’s revenue recognition policy at the estimated prices for iron ore products sold under Cliffs’ Customer Contracts as shipments of these products are made.

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

Note 4.  On July 12, 2021, the Trustees declared a distribution of $0.09 per Unit of Beneficial Interest payable on August 20, 2021 to Mesabi Trust Unitholders of record at the close of business on July 30, 2021.

On July 30, 2021, the Trustees received the quarterly royalty report of iron ore product shipments from Silver Bay, Minnesota during the calendar quarter ended June 30, 2021 from Cliffs, the parent company of Northshore.

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

As of July 31, 2021 and January 31, 2021, the unallocated cash and U.S. Government securities portion of the Trust’s Unallocated Reserve was comprised of the following components:

	July 31, 2021	January 31, 2021
Cash and U.S. Government securities	$28,310,067	$22,407,610
Distribution payable	(1,180,801)	(6,035,205)

Unallocated cash and U.S. Government securities	$27,129,266	$16,372,405

A reconciliation of the Trust’s Unallocated Reserve and Trust Corpus for the three and six months ended July 31, 2021 and 2020 is as follows:

	Unallocated	Trust
	Reserve	Corpus	Total
Balances at January 31, 2021	$16,477,046	$3	$16,477,049

Net income	35,329,900	—	35,329,900
Distributions declared - $0.9800 per unit	(12,857,610)	—	(12,857,610)

Balances at July 31, 2021	$38,949,336	$3	$38,949,339

	Unallocated	Trust
	Reserve	Corpus	Total
Balances at April 30, 2021	$13,374,107	$3	$13,374,110

Net income	26,756,030	—	26,756,030
Distributions declared - $0.0900 per unit	(1,180,801)	—	(1,180,801)

Balances at July 31, 2021	$38,949,336	$3	$38,949,339

	Unallocated	Trust
	Reserve	Corpus	Total
Balances at January 31, 2020	$11,831,014	$3	$11,831,017

Net income	8,287,624	—	8,287,624
Distributions declared - $0.6100 per unit	(8,003,207)	—	(8,003,207)

Balances at July 31, 2020	$12,115,431	$3	$12,115,434

	Unallocated	Trust
	Reserve	Corpus	Total
Balances at April 30, 2020	$6,095,429	$3	$6,095,432

Net income	6,676,003	—	6,676,003
Distributions declared - $0.0500 per unit	(656,001)	—	(656,001)

Balances at July 31, 2020	$12,115,431	$3	$12,115,434

placehold

Item 2. Trustees’ Discussion and Analysis of Financial Condition and Results of Operations.

This discussion should be read in conjunction with the condensed financial statements and notes presented in this Quarterly Report on Form 10-Q and the financial statements and notes in the last filed Annual Report on Form 10-K for the year ended January 31, 2021 (filed April 27, 2021) for a full understanding of Mesabi Trust’s financial position and results of operations for the three and six months ended July 31, 2021.

COVID-19 Update

Our royalties have been, and may in the future be, adversely affected by the coronavirus (COVID-19) pandemic. During the second quarter of 2020, the spread of COVID-19 led to the disruption of the business operations of Cliffs and its wholly-owned subsidiary, Northshore, upon which we are dependent for our royalties. Although steel and iron ore production have been considered “essential” by the states in which Cliffs operates, certain of its facilities and construction activities were temporarily idled during the second quarter of 2020. Nearly all of these temporarily idled facilities were restarted as of June 30, 2020, with the exception of the Dearborn hot-end operations and Mansfield operations, which were restarted in July 2020, and the Northshore mine, which was restarted in August 2020. In its most recent quarterly report on Form 10-Q (filed July 28, 2021), Cliffs disclosed that the fundamentals for its business have rebounded strongly since the COVID-19 disruption that occurred during 2020. Mesabi Trust cannot predict whether Northshore’s operations will experience additional disruptions in the future, or whether Cliffs will experience supply chain disruptions or operational issues with its vendors, suppliers and contractors if faced with similar pandemic challenges in the future.

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

of four million tons so shipped annually. Base overriding royalties are subject to interim and final price adjustments under some of the contracts among Northshore, Cliffs and certain of their customers (the “Cliffs’ Customer Contracts”) and, as described elsewhere in this report, such adjustments may be positive or negative.

●	Royalty bonuses. The Trust earns royalty bonuses when iron ore products shipped from Silver Bay are sold at prices above a threshold price per ton. The royalty bonus is based on a percentage of the gross proceeds of product shipped from Silver Bay. The threshold price is adjusted (but not below $30.00 per ton) on an annual basis for inflation and deflation (the “Adjusted Threshold Price”). The Adjusted Threshold Price was $57.85 per ton for calendar year 2020 and is $58.58 per ton for calendar year 2021. The royalty bonus percentage ranges from 1/2 of 1% of the gross proceeds (on all tonnage shipped for sale at prices between the Adjusted Threshold Price and $2.00 above the Adjusted Threshold Price) to 3% of the gross proceeds (on all tonnage shipped for sale at prices $10.00 or more above the Adjusted Threshold Price). Royalty bonuses are subject to price adjustments under Cliffs’ Customer Contracts and, as described elsewhere in this report, such adjustments may be positive or negative.

●	Fee royalties. Fee royalties have historically constituted a smaller component of the Trust’s total royalty income. Fee royalties are payable to the Mesabi Land Trust, a Minnesota land trust, which holds a 20% interest as fee owner in the Amended Assignment of Peters Lease. Mesabi Trust holds the entire beneficial interest in the Mesabi Land Trust for which U.S. Bank N.A. acts as the corporate trustee. Mesabi Trust receives the net income of the Mesabi Land Trust, which is generated from royalties on the amount of crude ore mined after the payment of expenses to U.S. Bank N.A. for its services as the corporate trustee. Crude ore is the source of iron oxides used to make iron ore pellets and other products. The fee royalty on crude ore is based on an agreed price per ton, subject to certain indexing.

●	Minimum advance royalties. Northshore’s obligation to pay base overriding royalties and royalty bonuses with respect to the sale of iron ore products generally accrues upon the shipment of those products from Silver Bay. However, regardless of whether any shipment has occurred, Northshore is obligated to pay to Mesabi Trust a minimum advance royalty. Each year, the amount of the minimum advance royalty is adjusted (but not below $500,000 per annum) for inflation and deflation. The minimum advance royalty was $964,659 for calendar year 2020 and is $976,765 for calendar year 2021. Until overriding royalties (and royalty bonuses, if any) for a particular year equal or exceed the minimum advance royalty for the year, Northshore must make quarterly payments of up to 25% of the minimum advance royalty for the year. Because minimum advance royalties are essentially prepayments of base overriding royalties and royalty bonuses earned each year, any minimum advance royalties paid in a fiscal quarter are recouped by credits against base overriding royalties and royalty bonuses earned in later fiscal quarters during the year.

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

During the course of its fiscal year, some portion of royalties expected to be paid to Mesabi Trust is based in part on estimated prices for certain iron ore products sold under some of the Cliffs’ Customer Contracts. Some of the Cliffs’ Customer Contracts use estimated prices which are subject to interim and final pricing adjustments, which can be positive or negative, and which adjustments are dependent in part on multiple price and inflation index factors that are not known until after the end of a contract year. Even though Mesabi Trust is not a party to the Cliffs’ Customer Contracts, these adjustments can result in significant variations in royalties payable to Mesabi Trust (and, in turn, the resulting amount available for distribution to Unitholders by the Trust) from quarter to quarter and on a comparative historical basis, and these variations, which can be positive or negative, cannot be predicted by the Trust. In either case, these price adjustments will impact future royalties payable to the Trust and, in turn, will impact cash reserves that may become available for distribution to Unitholders.

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

A portion of royalties expected to be paid to the Trust each year is also based on “spot“ sales of iron ore products sold by Northshore and Cliffs, where pricing is basically set at a fixed rate.

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

Results of Operations

Comparison of Iron Ore Pellet Production and Shipments for the Three and Six Months Ended July 31, 2021 and July 31, 2020

As shown in the table below, during the three months ended July 31, 2021, production of iron ore pellets at Northshore from Mesabi Trust Lands totaled 1,157,588 tons, and shipments over the same period totaled 1,446,876 tons. By comparison, pellet production and shipments for the comparable period in 2020 were (22,898) tons and 973,744 tons, respectively. During the three months ended July 31, 2020, no pellet production occurred due to the idling of the plant at Northshore as discussed further in “Note 1” to the condensed financial statements. The figures below include a negative survey adjustment for previously produced iron ore pellets of 22,898 tons. The increase in production is attributable to the anticipated future demand from Northshore’s customers as compared to the prior period. The increase in shipments is attributable to the anticipated current demand from Northshore’s customers as compared to the prior comparable period. For the three months ended July 31, 2021, approximately 93.2% of shipments from Silver Bay, Minnesota originated from Trust lands.

	Pellets Produced from	Pellets Shipped from
	Trust Lands	Trust Lands
Three Months Ended	(Tons)	(Tons)
July 31, 2021	1,157,588	1,446,876
July 31, 2020	(22,898)	973,744

As shown in the table below, during the six months ended July 31, 2021, production of iron ore pellets at Northshore from Mesabi Trust Lands totaled 2,286,971 tons, and shipments over the same period totaled 1,994,580 tons. By comparison, pellet production and shipments for the comparable period in 2020 were 1,164,566 ton and 1,532,378 tons, respectively. The increase in production is attributable to the anticipated future demand from Northshore’s customers as compared to the prior period. The increase in shipments is attributable to the anticipated current demand from Northshore’s customers as compared to the prior comparable period. For the six months ended July 31, 2021, approximately 92.1% of shipments from Silver Bay, Minnesota originated from Trust lands.

	Pellets Produced from	Pellets Shipped from
	Trust Lands	Trust Lands
Six Months Ended	(Tons)	(Tons)
July 31, 2021	2,286,971	1,994,580
July 31, 2020	1,164,566	1,532,378

Comparison of Royalty Income for the Three and Six Months Ended July 31, 2021 and July 31, 2020

As reflected in the table below, the Trust’s total royalty income for the three months ended July 31, 2021 increased by $20,525,675 to $27,744,036 as compared to the three months ended July 31, 2020. The increase in total royalty income is due to an increase in pricing and shipments of iron ore during the three months ended July 31, 2021, as compared to the three months ended July 31, 2020.

The table below shows that the base overriding royalties increased $12,470,679 and the bonus royalties increased by $7,867,247 for the three months ended July 31, 2021, as compared to the three months ended July 31, 2020. Fee royalties increased by $187,749 over the same period. The increase in the base overriding royalties and bonus royalties is attributable to an increase in pricing of iron ore and shipments as compared to the prior comparable period. The increase in the fee royalty amount is due to an increase in the amount of iron ore mined under the Peters Lease in the current fiscal quarter as compared to the prior comparable period.

The table below summarizes the components of Mesabi Trust’s total royalty income for the three months ended July 31, 2021 and July 31, 2020, respectively:

	Three Months Ended July 31,
	2021	2020
Base overriding royalties	$16,645,464	$4,174,785
Bonus royalties	10,910,823	3,043,576
Fee royalties	187,749	—
Total royalty income	$27,744,036	$7,218,361

As reflected in the table below, the Trust’s total royalty income for the six months ended July 31, 2021 increased by $27,792,348 to $37,146,203 as compared to the six months ended July 31, 2020. The increase in total royalty income is due to an increase in pricing and shipments of iron ore during the six months ended July 31, 2021, as compared to the six months ended July 31, 2020.

The table below shows that the base overriding royalties increased $16,927,821 and the bonus royalties increased by $10,659,876 for the six months ended July 31, 2021, as compared to the six months ended July 31, 2020. Fee royalties increased by $204,651 over the same period. The increase in the base overriding royalties and bonus royalties is attributable to an increase in pricing of iron ore and shipments as compared to the prior comparable period. The increase in the fee royalty amount is due to an increase in the amount of iron ore mined under the Peters Lease in the current fiscal quarter as compared to the prior comparable period.

The table below summarizes the components of Mesabi Trust’s total royalty income for the six months ended July 31, 2021 and July 31, 2020, respectively:

	Six Months Ended July 31,
	2021	2020
Base overriding royalties	$22,284,617	$5,356,796
Bonus royalties	14,483,164	3,823,288
Fee royalties	378,422	173,771
Total royalty income	$37,146,203	$9,353,855

Comparison of Net Income, Expenses and Distributions for the Three and Six Months Ended July 31, 2021 and July 31, 2020

Net income for the three months ended July 31, 2021 was $26,756,030, an increase of $20,080,027 as compared to the three months ended July 31, 2020. The increase in net income for the three months ended July 31, 2021 was primarily the result of an increase in pricing of iron ore and amount of shipments, as compared to the three months ended July 31, 2020. The Trust’s expenses for the three months ended July 31, 2021 were $988,185, an increase of $445,803 compared to the expenses for the three months ended July 31, 2020. The increase in expenses was primarily attributable to an increase in legal fees and expenses related to the pending arbitration for the three months ended July 31, 2021, as compared to the three months ended July 31, 2020. See Part II, Item 1 “Legal Proceedings” in this Quarterly Report on Form 10-Q. The table below summarizes the Trust’s income and expenses for the three months ended July 31, 2021 and July 31, 2020, respectively.

	Three Months Ended July 31,
	2021	2020
Total royalty income	$27,744,036	$7,218,361
Interest income	179	24
Total revenues	27,744,215	7,218,385
Expenses	988,185	542,382
Net income	$26,756,030	$6,676,003

Net income for the six months ended July 31, 2021 was $35,329,900, an increase of $27,042,276 as compared to the six months ended July 31, 2020. The increase in net income for the six months ended July 31, 2021 was primarily the result of an increase in pricing and shipments of iron ore, as compared to the six months ended July 31, 2020. The Trust’s expenses for the six months ended July 31, 2021 were $1,816,966, an increase of $717,442 compared to the expenses for the six months ended July 31, 2020. The increase in expenses was primarily attributable to an increase in legal fees and expenses related to the pending arbitration for the six months ended July 31, 2021, as compared to the six months ended July 31, 2020. See Part II, Item 1 “Legal Proceedings” in this Quarterly Report on Form 10-Q. The table below summarizes the Trust’s income and expenses for the six months ended July 31, 2021 and July 31, 2020, respectively.

	Six Months Ended July 31,
	2021	2020
Total royalty income	$37,146,203	$9,353,855
Interest income	663	33,293
Total revenues	37,146,866	9,387,148
Expenses	1,816,966	1,099,524
Net income	$35,329,900	$8,287,624

As presented on the “Trust’s Condensed Statements of Operations” on page 3 of this quarterly report, the Trust’s net income per unit increased $1.5305 per unit to $2.0393 per unit for the fiscal quarter ended July 31, 2021 as compared to the fiscal quarter ended July 31, 2020. On July 12, 2021, the Trust declared a distribution of $0.09 per unit payable on August 20, 2021 to Unitholders of record on July 30, 2021. Comparatively, the Trust declared a distribution of $0.05 per unit to Unitholders in July 2020. During the six months ended July 31, 2021 and July 31, 2020 the Trust had declared distributions of $0.98 and $0.61 per unit, respectively.

On a quarterly basis, the Trustees review a variety of financial and economic data and information impacting the Trust, and upon the Trustees’ determination, distributions may be declared approximately ten weeks after the Trustees receive a quarterly royalty report from Northshore and Cliffs and the Trust receives the actual royalty payment with respect to royalty income that is payable for iron ore shipments through the end of each prior calendar quarter. Royalty payments may include pricing adjustments with respect to shipments made during prior periods. The Trust accounts for and reports accrued income receivable based on shipments during the last month of each of the Trust’s fiscal quarters (April, July, October and January) and price adjustments under Cliffs’ Customer Contracts (which can be positive or negative and can result in significant variations in royalties received by Mesabi Trust and cash available for distribution to Unitholders) as reported to the Trust by Northshore. The Trust accounts for these amounts by using estimated prices and reports such amounts even though accrued income receivable is not available for distribution to Unitholders until it is received by the Trust. Accordingly, distributions declared by the Trust are not equivalent to the Trust’s net income during the periods reported in this quarterly report on Form 10-Q.

Comparison of Unallocated Reserve as of July 31, 2021, July 31, 2020 and January 31, 2021

As set forth in the tables below, Unallocated Reserve increased from $12,115,431 as of July 31, 2020 to $38,949,336 as of July 31, 2021. The increase in Unallocated Reserve as of July 31, 2021, as compared to July 31, 2020, is primarily the result of an increase in the unallocated cash and U.S. Government securities and accrued income receivable. The increase in the unallocated cash and U.S. Government securities is attributable to an increase in royalties received in the second quarter of 2021 as compared to the second quarter of 2020. The increase in the accrued income receivable portion of the Unallocated Reserve is attributable to an increase in shipments and related pricing for the month ended July 30, 2021 as compared to the prior comparable period. The increase in the contract liability is the result of the timing differences when iron ore that has not been shipped by Northshore, but for which the Trust has received a royalty payment, see “Note 2” for further discussion of the contract liability.

	July 31,		% increase
	2021	2020	(decrease)
Accrued Income Receivable	$12,634,653	$1,048,727	1,104.8%
Contract Asset	—	1,059,624	(100.0)%
Unallocated Cash and U.S. Government Securities	27,129,266	9,944,604	172.8%
Prepaid Expenses and (Accrued Expenses), net	82,348	62,476	31.8%
Contract Liability	(896,931)	—	100.0%
Unallocated Reserve	$38,949,336	$12,115,431	221.5%

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

The Trust’s Unallocated Reserve as of July 31, 2021 increased by $22,472,290 to $38,949,336, as compared to the fiscal year ended January 31, 2021. The decrease in Unallocated Reserve as of July 31, 2021, as compared to January 31, 2021, is primarily the result of an increase in the unallocated cash and U.S. Government securities and accrued income receivable. The increase in the unallocated cash and U.S. Government securities is attributable to an increase in royalties received in the second quarter of 2021 as compared to the fourth quarter of 2020. The increase in the accrued income receivable portion of the Unallocated Reserve is attributable to an increase in shipments and related pricing for the month ended July 30, 2021 as compared to the month ended January 31, 2021.

	July 31, 2021	January 31, 2021	(decrease)
Accrued Income Receivable	$12,634,653	$249,477	4,964.5%
Contract Asset	—	177,251	(100.0)%
Unallocated Cash and U.S. Government Securities	27,129,266	16,372,405	65.7%
Prepaid Expenses and (Accrued Expenses), net	82,348	(322,087)	(125.6)%
Contract Liability	(896,931)	—	100.0%
Unallocated Reserve	$38,949,336	$16,477,046	136.4%

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

Recent Developments

Receipt of Quarterly Royalty Report and Royalty Payment

On July 30, 2021, the Trustees of Mesabi Trust received the quarterly royalty report of iron ore shipments out of Silver Bay, Minnesota during the quarter ended June 30, 2021 (the “Royalty Report”) from Cliffs, the parent company of Northshore, and the Trust received royalty payments as summarized below.

As reported to Mesabi Trust by Cliffs in the Royalty Report, based on shipments of iron ore products by Northshore during the three months ended June 30, 2021, Mesabi Trust was credited with a base royalty of $10,388,332. For the three months ended June 30, 2021, Mesabi Trust was also credited with a bonus royalty in the amount of $8,163,090. The royalty also included a positive adjustment of $747,261 as a result of positive pricing adjustments to base and bonus royalty calculations related to changes in price estimates made in prior quarters. In addition, a royalty payment of $196,357 was paid to the Mesabi Land Trust. The total royalty payments received by Mesabi Trust on July 30, 2021 from Cliffs were $19,495,040.

The royalties paid to Mesabi Trust are based on the volume of shipments of iron ore pellets for the quarter and the year to date, the pricing of iron ore product sales, and the percentage of iron ore pellet shipments from Mesabi Trust lands rather than from non-Mesabi Trust lands. In the second calendar quarter of 2021, Cliffs credited Mesabi Trust with 1,393,902 tons of iron ore shipped, as compared to 1,073,446 tons shipped during the second calendar quarter of 2020.

The volume of shipments of iron ore pellets (and other iron ore products) by Northshore varies from quarter to quarter and year to year based on a number of factors, including the requested delivery schedules of customers, general economic conditions in the iron ore industry, and weather conditions on the Great Lakes. Further, the prices of some iron ore products sold under some of the contracts among Northshore, Cliffs and certain of their customers (the “Cliffs’ Customer Contracts”), to which Mesabi Trust is not a party, are subject to interim and final pricing adjustments, dependent in part on multiple price and inflation index factors, some of which are not known until after the end of a contract year. The factors that could result in price adjustments under Cliffs’ Customer Contracts include changes in the Platts Prices, hot-rolled coil steel price, the Atlantic Basin pellet premium, published Platts international indexed freight rates and changes in specified producer price indices, including those for industrial commodities, fuel and steel. These multiple factors can result in significant variations in royalties received by Mesabi Trust (and in turn, the resulting funds available for distribution to Unitholders by Mesabi Trust) from quarter to quarter and from year to year. These variations, which can be positive or negative, cannot be predicted by the Trustees of Mesabi Trust. Royalty payments anticipated to be received during the current year will continue to reflect pricing estimates for shipments of iron ore products that will be subject to positive or negative pricing adjustments pursuant to the Cliffs’ Customer Contracts. Based on the above factors, and as indicated by Mesabi Trust’s historical distribution payments, the royalties received by Mesabi Trust, and the distributions paid to Unitholders, if any, in any particular quarter are not necessarily indicative of royalties that will be received, or distributions that will be paid, if any, in any subsequent quarter or full year.

With respect to calendar year 2021, Northshore has not advised Mesabi Trust of its expected shipments of iron ore products, or what percentage of 2021 shipments will be from Mesabi Trust iron ore. In the Cliffs’ Royalty Report, Cliffs stated that the reported royalty payments were based on estimated iron ore pellet prices under the Cliffs’ Customer Contracts, which are subject to change. It is possible that future negative price adjustments could offset, or even eliminate, royalties or royalty income that would otherwise be payable to Mesabi Trust in any particular quarter, or at year end, thereby potentially reducing cash available for distribution to Mesabi Trust’s Unitholders in future quarters

Mesabi Trust Distribution Announcement

As previously reported by Mesabi Trust on July 12, 2021, the Trustees declared a distribution of nine cents ($0.09) per Unit of Beneficial Interest payable on August 20, 2021 to Mesabi Trust Unitholders of record at the close of business on July 30, 2021. This distribution was paid as announced.

Arbitration Pending Against Cliffs and Northshore

On December 9, 2019, Mesabi Trust initiated arbitration against Northshore, the lessee/operator of the leased lands, and its parent, Cliffs. The arbitration proceeding was commenced with the American Arbitration Association. The Trust asserts claims concerning the calculation of royalties related to the production, shipment and sale of iron ore, including DR-grade pellets. More particularly, the claims involve the Trust’s allegations that Northshore and Cliffs have improperly calculated royalty amounts with respect to DR-grade pellets by planning isolated sale transactions of low silica iron ore into international markets at prices significantly below standard pellet pricing. The allegations include failure by Northshore and Cliffs to provide timely and contract-based access to information and individuals necessary to evaluate compliance with the royalty agreement. Based on information currently available to the Trust, the Trust seeks an award of damages, along with specific performance and declaratory relief. During 2020, the parties appointed a three-member arbitration panel and engaged in discovery. The arbitration hearing took place in May 2021. Post-hearing briefs and oral arguments were presented in July 2021.

Other Recent Developments Disclosed by Cliffs

In its most recently filed Form 10-Q (filed July 28, 2021), Cleveland-Cliffs disclosed that it is the largest flat-rolled steel producer in North America. Founded in 1847 as a mine operator, Cliffs disclosed that it is also the largest producer of iron ore pellets in North America. In 2020, Cliffs acquired two major steelmakers, AK Steel and ArcelorMittal USA, vertically integrating its legacy iron ore business with quality-focused steel production and emphasis on the automotive end market.

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

Iron Ore Pricing and Contract Adjustments

During the course of its fiscal year some portion of the royalties paid to Mesabi Trust is based in part on estimated prices for certain iron ore products sold under some of the Cliffs’ Customer Contracts. Mesabi Trust is not a party to any of the Cliffs’ Customer Contracts. These prices are subject to interim and final pricing adjustments, which can be positive or negative, and which adjustments are dependent in part on a variety of price and inflation index factors, including but not limited to various benchmark pellet prices, hot band steel prices and various Producer Price Indexes. Although Northshore makes interim adjustments to the royalty payments on a quarterly basis, these price adjustments cannot be finalized until after the end of a contract year. This may result in significant and frequent variations in royalties received by Mesabi Trust (and in turn the resulting amount of funds available for distribution to Unitholders by the Trust) from quarter to quarter and on a comparative historical basis. These variations, which can be positive or negative, cannot be predicted by Mesabi Trust. It is possible that future negative price adjustments could partially or even completely offset royalties or royalty income that would otherwise be payable to the Trust in any particular quarter, or at year-end, thereby potentially reducing cash available for distribution to the Trust’s Unitholders in future quarters.

Effects of Securities Regulation

The Trust is a publicly traded, pass-through royalty trust with its Trust Certificates listed on the New York Stock Exchange (“NYSE”) and is therefore subject to extensive regulation under, among others, the Securities Act of 1933, the Securities Exchange Act of 1934, the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), each as amended, and the rules and regulations of the NYSE. Issuers failing to comply with such authorities risk serious consequences, including criminal as well as civil and administrative penalties. In most instances, these laws, rules and regulations do not specifically address their applicability to a publicly-traded pass-through royalty trust such as Mesabi Trust. In particular, Sarbanes-Oxley mandated the adoption by the SEC and NYSE of certain rules and regulations that are impossible for the Trust to literally satisfy because of its nature as a pass-through royalty trust. Pursuant to NYSE rules, as a pass-through royalty trust, the Trust is exempt from many of the corporate governance requirements that apply to other publicly traded corporations. The Trust does not have, nor does the Agreement of Trust provide for, a board of directors, an audit committee, a corporate governance committee, a compensation committee or executive officers. The Trust has no employees. The Trustees closely monitor the SEC’s and NYSE’s rulemaking activities and will comply with their rules and regulations to the extent applicable.

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

There have been no material changes in the Trust’s critical accounting policies or significant accounting estimates during the three months ended July 31, 2021. For a complete description of the Trust’s significant accounting policies, please see Note 2 to the financial statements included in the Trust’s Annual Report on Form 10-K for the year ended January 31, 2021 (filed April 27, 2021).

Certain Tax Information

The Trust is not taxable as a corporation for federal or state income tax purposes and is instead qualified as a nontaxable grantor trust. Since the Trust’s inception, all net taxable income is annually attributable directly to Unitholders for tax purposes regardless of whether the income is distributed or retained by the Trust in its reserve account. As such, in lieu of the Trust paying income taxes, Unitholders report their pro rata share of the various items of Trust income and deductions on their income tax returns. This reporting is required whether or not the earnings of the Trust are distributed as to Unitholders. During calendar year 2020, any funds retained to increase the Trust’s unallocated reserve, which were derived from reportable royalty income, will nonetheless become taxable as reportable income to Unitholders, depending on each individual’s personal tax situation. Information regarding the background on the changes in the Trust’s unallocated reserve is described above under “Results of Operations — Comparison of

Unallocated Reserve as of July 31, 2021, July 31, 2020 and January 31, 2021” on page 14. Unitholders are encouraged to consult with their own tax advisors to plan for any financial impact related to this and to review their personal tax situations related to investing in, holding or selling units of beneficial interest in Mesabi Trust.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On December 9, 2019, Mesabi Trust initiated arbitration against Northshore, the lessee/operator of the leased lands, and its parent, Cliffs. The arbitration proceeding was commenced with the American Arbitration Association. The Trust asserts claims concerning the calculation of royalties related to the production, shipment and sale of iron ore, including DR-grade pellets. More particularly, the claims involve the Trust’s allegations that Northshore and Cliffs have improperly calculated royalty amounts with respect to DR-grade pellets by planning isolated sale transactions of low silica iron ore into international markets at prices significantly below standard pellet pricing. The allegations include failure by Northshore and Cliffs to provide timely and contract-based access to information and individuals necessary to evaluate compliance with the royalty agreement. Based on information currently available to the Trust, the Trust seeks an award of damages, along with specific performance and declaratory relief. During 2020, the parties appointed a three-member arbitration panel and engaged in discovery. The arbitration hearing took place in May 2021. Post-hearing briefs and oral arguments were presented in July 2021.

Item 1A. Risk Factors

There have been no material changes in the Trust’s risk factors as described in “Risk Factors” set forth on pages 3 through 14 of Mesabi Trust’s Annual Report on Form 10-K for the year-ended January 31, 2021 (filed April 27, 2021).

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Mine Safety and Health Administration Safety Data. Pursuant to §1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, Cliffs started reporting information related to certain mine safety results at Northshore. This information is available in Part II, Item 4 of Cliffs’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, filed with the SEC on July 28, 2021.

Item 6. Exhibits.

(a)Exhibits

The following exhibits are being filed or furnished with this Quarterly Report on Form 10-Q:

Exhibit No.	Exhibit	Filing Method

31	Certification of Corporate Trustee of Mesabi Trust pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certification of Corporate Trustee of Mesabi Trust pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

99.1	Report of Baker Tilly US, LLP, dated September 13, 2021 regarding its review of the unaudited interim financial statements of Mesabi Trust as of and for the three and six months ended July 31, 2021	Filed herewith

101	Inline XBRL Instance Document	Filed herewith

104	Cover Page Interactive Data File	Embedded within the Inline XBRL document and contained in Exhibit 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MESABI TRUST
(Registrant)

	By:	DEUTSCHE BANK TRUST COMPANY AMERICAS
Corporate Trustee
Principal Administrative Officer and duly authorized signatory:*

September 13, 2021		By:	/s/ Jeffrey Schoenfeld
Name: Jeffrey Schoenfeld*
Title: Vice President

* There are no principal executive officers or principal financial officers of the registrant.