Form 10-Q
period 2021-10-31
MESABI TRUST
filed 2021-12-15
CIK 65172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission File Number: 1-4488

MESABI TRUST

(Exact name of registrant as specified in its charter)

New York	13-6022277
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Deutsche Bank Trust Company Americas Trust & Agency Services 1 Columbus Circle, 17th Floor Mail Stop: NYC01-1710 New York, New York	10019
(Address of principal executive offices)	(Zip Code)

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

As of December 10, 2021, there were 13,120,010 Units of Beneficial Interest in Mesabi Trust outstanding.

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

For a discussion of the factors, including without limitation, those that could materially and adversely affect Mesabi Trust’s actual results and performance, see “Risk Factors” set forth on pages 3 through 14 of Mesabi Trust’s Annual Report for the year ended January 31, 2021 (filed April 27, 2021), as updated by Part II, Item 1A of this Quarterly Report on Form 10-Q. These risks and uncertainties are not exclusive and further information concerning the Trust, including factors that potentially could materially affect our operating results, financial condition or the market price of the Units, may emerge from time to time. Mesabi Trust undertakes no obligation, other than that imposed by law, to make any revisions to the forward-looking statements contained in this filing or to update them to reflect circumstances occurring after the date of this filing. We advise you, however, to consult any further disclosures we make on related subjects in our future Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K and Current Reports on Form 8-K that we file with or furnish to the Securities and Exchange Commission.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements. (Note 1)

Mesabi Trust

Condensed Statements of Operations

Three and Nine Months Ended October 31, 2021 and 2020

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2021	2020	2021	2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
A. Condensed Statements of Operations

Revenues
Royalty income	$15,836,180	$5,736,151	$52,982,383	$15,090,006
Interest	522,027	1,104	522,690	34,397

Total revenues	16,358,207	5,737,255	53,505,073	15,124,403

Expenses	365,301	610,856	2,182,267	1,710,380

Net income	$15,992,906	$5,126,399	$51,322,806	$13,414,023

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING
Number of units outstanding	13,120,010	13,120,010	13,120,010	13,120,010

Net income per unit (Note 2)	$1.2190	$0.3907	$3.9118	$1.0224

Distributions declared per unit (Note 3)	$1.4200	$0.3600	$2.4000	$0.9700

See Notes to Condensed Financial Statements.

Mesabi Trust

Condensed Balance Sheets

October 31, 2021 and January 31, 2021

	October 31, 2021	January 31, 2021
	(unaudited)
B. Condensed Balance Sheets

Assets

Cash and cash equivalents	$45,859,961	$12,500,941

U.S. Government securities, at amortized cost (which approximates fair value)	—	9,906,669

Accrued income receivable	8,491,074	249,477
Contract asset	551,370	177,251
Prepaid expenses	202,522	94,585
Current assets	55,104,927	22,928,923

Fixed property, including intangibles, at nominal values
Assignments of leased property

Amended assignment of Peters Lease	1	1

Assignment of Cloquet Leases	1	1

Certificate of beneficial interest for 13,120,010 units of Land Trust	1	1
	3	3

Total assets	$55,104,930	$22,928,926

Liabilities, Unallocated Reserve And Trust Corpus

Liabilities
Distribution payable	$18,630,414	$6,035,205
Accrued expenses	162,685	416,672
Total liabilities	18,793,099	6,451,877

Unallocated reserve	36,311,828	16,477,046

Trust corpus	3	3

Total liabilities, unallocated reserve and trust corpus	$55,104,930	$22,928,926

See Notes to Condensed Financial Statements.

Mesabi Trust

Condensed Statements of Cash Flows

Nine Months Ended October 31, 2021 and 2020

	Nine Months Ended
	October 31,
	2021	2020
	(unaudited)	(unaudited)
C. Condensed Statements of Cash Flows

Operating activities
Royalties received	$44,366,652	$10,724,507
Interest received	522,705	38,297
Expenses paid	(2,544,191)	(1,683,487)

Net cash from operating activities	42,345,166	9,079,317

Investing activities
Maturities of U.S. Government securities	50,942,392	55,381,743
Sales of U.S. Government securities	—	236,992
Purchases of U.S. Government securities	(41,035,723)	(51,574,900)

Net cash from investing activities	9,906,669	4,043,835

Financing activity
Distributions to unitholders	(18,892,815)	(17,187,214)

Net change in cash and cash equivalents	33,359,020	(4,064,062)

Cash and cash equivalents, beginning of period	12,500,941	10,177,655

Cash and cash equivalents, end of period	$45,859,961	$6,113,593

Reconciliation of net income to net cash from operating activities

Net income	$51,322,806	$13,414,023
Increase in accrued income receivable	(8,241,597)	(1,113,742)
Increase in contract asset	(374,119)	(736,137)
Increase in prepaid expense	(107,937)	(91,217)
Increase (decrease) in accrued expenses	(253,987)	118,110
Decrease in contract liability	—	(2,511,720)

Net cash from operating activities	$42,345,166	$9,079,317

Non cash financing activity

Distributions declared and payable	$18,630,414	$4,723,204

See Notes to Condensed Financial Statements.

Mesabi Trust

Notes to Condensed Financial Statements

October 31, 2021 (Unaudited)

Note 1.  The financial statements and notes to financial statements included herein have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Trustees, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the results of operations for the three and nine months ended October 31, 2021 and 2020, (b) the financial position at October 31, 2021 and (c) the cash flows for the nine months ended October 31, 2021 and 2020, have been made. For further information, refer to the financial statements and footnotes included in Mesabi Trust’s Annual Report on Form 10-K for the year ended January 31, 2021.

The Trust’s royalties have been, and may in the future be, adversely affected by the coronavirus (COVID-19) pandemic. During the second quarter of 2020, the spread of COVID-19 led to the disruption of the business operations of Cleveland-Cliffs Inc. (“Cliffs”) and its wholly-owned subsidiary, Northshore Mining Company (“Northshore”), upon which we are dependent for our royalties. Although steel and iron ore production have been considered “essential” by the states in which Cliffs operates, certain of its facilities and construction activities were temporarily idled during the second quarter of 2020. Nearly all of these temporarily idled facilities were restarted as of June 30, 2020, with the exception of the Dearborn hot-end operations and Mansfield operations, which were restarted in July 2020, and the Northshore mine, which was restarted in August 2020. In its most recent quarterly report on Form 10-Q (filed October 26, 2021), Cliffs disclosed that the fundamentals for its business have rebounded strongly since the COVID-19 disruption that occurred during 2020. Mesabi Trust cannot predict whether Northshore’s operations will experience additional disruptions in the future, or whether Cliffs will experience supply chain disruptions or operational issues with its vendors, suppliers and contractors if faced with similar pandemic challenges in the future.

On December 9, 2019, Mesabi Trust initiated arbitration against Northshore, the lessee/operator of the leased lands, and its parent, Cliffs. The arbitration proceeding was commenced with the American Arbitration Association. The Trust asserted claims concerning the calculation of royalties related to the production, shipment and sale of iron ore, including DR-grade pellets. During 2020, the parties appointed a three-member arbitration panel and engaged in discovery. The arbitration hearing took place in May 2021. Post-hearing briefs and oral arguments were presented in July 2021. The arbitration was completed before a panel of three arbitrators in July 2021 under the commercial rules of the AAA. The Trust received the final award on October 1, 2021, which awarded the Trust damages in the amount of $2,312,106 for the resolution of royalties on DR grade pellets in 2019 and 2020 and interest in the amount of $430,710, calculated through June 30, 2021, and continuing to accrue until paid. Total interest paid by Cliffs was $521,581. Pursuant to the award, Cliffs paid the damages award to the Trust on October 29, 2021. The Tribunal granted the Trust’s request for a declaration that “for purposes of calculating royalties on intercompany sales, Northshore shall reference all third-party pellet sales, regardless of grade, and select the highest price arm’s length pellet sale from the preceding four quarters.”

Note 2.  Net income per unit is based on 13,120,010 units outstanding during the period.

The Trust accounts for revenue in accordance with ASC 606, Revenue from Contracts with Customers. All revenue is recognized as the performance obligations are satisfied. In accordance with its agreement, the Trust recognizes revenue upon providing access to the lands and minerals only after the consideration that is entitled to be received is determinable. Prior to the arbitration outcome, the Trust was not entitled to consideration for base and bonus royalties until product was shipped from Northshore. After the outcome of the arbitration and consistent with Cliffs’ payment and pricing practices, the Trust is entitled to payment upon production of pellets to be sold for internal use by facilities owned by Cliffs or its subsidiaries. As a result, the Trust recognizes revenue for internal use pellets upon production of those pellets, which are deemed to be shipped under the royalty agreement, regardless of pellet grade. Pellets that are not designated for internal use by Cliffs, or its subsidiaries, continues to be recognized as revenue upon shipment from Silver Bay, Minnesota.

Disaggregation of Revenues

The following tables represent a disaggregation of revenue for the three and nine months ended October 31, 2021 and October 31, 2020.

	Three Months Ended October 31,
	2021	2020
Base overriding royalties	$9,644,501	$3,142,465
Bonus royalties	5,981,907	2,448,652
Fee royalties	209,772	145,034
Total royalty income	$15,836,180	$5,736,151

	Nine Months Ended October 31,
	2021	2020
Base overriding royalties	$31,929,119	$8,499,261
Bonus royalties	20,465,070	6,271,940
Fee royalties	588,194	318,805
Total royalty income	$52,982,383	$15,090,006

Base overriding royalties

The performance obligation for the base overriding royalty consists of providing Northshore access to the Peters Lands, Cloquet Lands, and Mesabi Lands and the right to mine on these lands. The consideration to be received from this access relates to the volume of iron ore actually shipped to third parties, or deemed shipped upon production for internal use, by Northshore. Pellets designated for internal use by Cliffs are “deemed shipped” upon production, which is when the Trust is entitled to payment under the provisions of the royalty agreement. Mesabi Trust receives royalties at the greater of (i) the aggregate quantity of iron ore products shipped, or deemed shipped, that were mined from Mesabi Trust Lands, and (ii) a portion of the aggregate quantity of all iron ore products shipped, or deemed shipped, that were mined from any lands, such portion being 90% of the first four million tons shipped, or deemed shipped, during such year, 85% of the next two million tons shipped, or deemed shipped, during such year, and 25% of all tonnage shipped, or deemed shipped, during such year in excess of six million tons. The royalty percentage paid to the Trust increases as the aggregate tonnage of iron ore products shipped, or deemed shipped, attributable to the Trust, in any calendar year increases past each of the first four one-million ton volume thresholds. The base overriding royalties contain variable consideration, as the transaction price is based on a percentage that varies based on the total cumulative tons of iron ore shipped, or deemed shipped, for the calendar year. The Trust estimates the variable consideration it expects to be entitled to receive over the contractual period associated with the royalty agreement. Under the royalty agreement, measuring the total cumulative volumes of iron ore shipped, or deemed shipped, and the applicable royalty percentages, are reset at the beginning of each calendar year. The Trust evaluates the estimate of the variable consideration to determine whether the estimate needs to be constrained; therefore, the Trust includes the variable consideration in the transaction price only to the extent that it is probable that a significant reversal of the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. For the base overriding royalties, the Trust estimates the base overriding royalty percentage using the expected value method, which calculates the estimate based off the historical, current, and forecasted shipments. The Trust recognizes base overriding royalties on a quarterly basis based on the actual third party shipments and deemed shipments for internal use, for the fiscal quarter at the estimated royalty percentage as described above and based on the estimated prices for iron ore products sold under Cliffs’ Customer Contracts.

Bonus royalties

The performance obligation for the bonus royalties consists of providing Northshore access to the Peters Lands, Cloquet Lands, and Mesabi Lands and the right to mine on these lands and the consideration to be received from this access relates to the volume of iron ore shipped, or deemed shipped, by Northshore. The Trust recognizes bonus royalties on a quarterly basis based on the actual third party shipments and deemed shipments for internal use, of the fiscal quarter at the actual royalty percentage for those shipments and based on the anticipated prices for iron ore products sold under Cliffs’ Customer Contracts.

Arbitration award proceeds

As discussed in Note 1, the Trust was awarded damages in the amount of $2,312,106 for the resolution of royalties on DR grade pellets in 2019 and 2020 and interest in the amount of $430,710, calculated through June 30, 2021, and continuing to accrue until paid. On October 29, 2021 the Trust received total proceeds of $2,833,687 which included $2,312,106 for damages and $521,581 for interest through October 29, 2021. The arbitration award proceeds are included in the respective base and bonus royalties in the table above.

Fee royalties

The fee royalties consists of the volume of crude ore mined on a quarterly basis. The Trust recognizes fee royalties on a quarterly basis based on the actual crude ore mined during the fiscal quarter.

Accrued income receivable

The accrued income receivable is included in net income per unit. The Trust recorded $8,491,074 of accrued income receivable as reflected on the Condensed Balance Sheet as of October 31, 2021 (unaudited). As of January 31, 2021, the Trust recorded accrued income receivable of $249,477.

Contract asset and contract liability

The contract asset and contract liability are presented net in the accompanying condensed balance sheets as both the contract asset and contract liability are derived from one customer contract. A net contract asset in the amount of $551,370 is reflected on the Condensed Balance Sheet as of October 31, 2021 (unaudited). The net contract asset is made up of a contract asset in the amount of $551,370 and a contract liability in the amount of $0. As of January 31, 2021 the Trust recorded a net contract asset of $177,251, made up of a contract asset in the amount of $239,132 and a contract liability in the amount of $61,881. The contract asset is based on the revenue recognized on the base overriding royalties, at the estimated prices for iron ore products sold under Cliffs’ Customer Contracts that will be collected in subsequent quarters as the uncertainty associated with the variable consideration is resolved. The contract asset is not available for distribution to the Unitholders until the applicable royalties are actually received by the Trust. The Trust includes estimated future royalty rates on current contracted volumes within contract asset. The contract liability represents iron ore that has not been shipped by Northshore, but for which the Trust has received a royalty payment based on an initial estimated price, or in certain instances, quarterly payment of minimum advance royalties. Upon the outcome of the arbitration in the third fiscal quarter, and consistent with Cliffs payment and pricing practices, the Trust is entitled to payment upon production of pellets to be sold for internal use by facilities owned by Cliffs or its subsidiaries, and no longer defers recognition of payments by Cliffs on pellets produced. The Trust recognized revenue on all tons of iron ore products that were recorded as a contract liability as of July 31, 2021 in the amount of $5,966,182. Revenue will be recognized in accordance with the Trust’s revenue recognition policy at the estimated prices for iron ore products sold under Cliffs’ Customer Contracts as actual third party shipments and deemed shipments for internal use, of these products are made.

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

Note 4.  On October 8, 2021, the Trustees declared a distribution of $1.42 per Unit of Beneficial Interest payable on November 20, 2021 to Mesabi Trust Unitholders of record at the close of business on October 30, 2021.

On October 29, 2021, the Trustees received the quarterly royalty report of iron ore product during the calendar quarter ended September 30, 2021 from Cliffs, the parent company of Northshore.

Each quarter, as authorized by the Agreement of Trust dated July 18, 1961, as amended (the “Agreement of Trust”), the Trustees evaluate all relevant factors, including all costs, expenses, obligations, and present and future liabilities of the Trust (whether fixed or contingent) in determining the prudent level of unallocated reserve in light of the unpredictable nature of the iron ore industry and current economic conditions.

Pursuant to the Agreement of Trust, the Trustees make decisions about cash distributions to Unitholders based on the royalty payments it receives from Northshore when received, rather than as royalty income is recorded in accordance with the Trust’s revenue recognition policy. Refer to Note 3 for further information.

As of October 31, 2021 and January 31, 2021, the unallocated cash and U.S. Government securities portion of the Trust’s Unallocated Reserve was comprised of the following components:

	October 31, 2021	January 31, 2021
Cash and U.S. Government securities	$45,859,961	$22,407,610
Distribution payable	(18,630,414)	(6,035,205)

Unallocated cash and U.S. Government securities	$27,229,547	$16,372,405

A reconciliation of the Trust’s Unallocated Reserve and Trust Corpus for the three and nine months ended October 31, 2021 and 2020 is as follows:

	Unallocated	Trust
	Reserve	Corpus	Total
Balances at January 31, 2021	$16,477,046	$3	$16,477,049

Net income	51,322,806	—	51,322,806
Distributions declared - $2.4000 per unit	(31,488,024)	—	(31,488,024)

Balances at October 31, 2021	$36,311,828	$3	$36,311,831

	Unallocated	Trust
	Reserve	Corpus	Total
Balances at July 31, 2021	$38,949,336	$3	$38,949,339

Net income	15,992,906	—	15,992,906
Distributions declared - $1.4200 per unit	(18,630,414)	—	(18,630,414)

Balances at October 31, 2021	$36,311,828	$3	$36,311,831

	Unallocated	Trust
	Reserve	Corpus	Total
Balances at January 31, 2020	$11,831,014	$3	$11,831,017

Net income	13,414,023	—	13,414,023
Distributions declared - $0.9700 per unit	(12,726,411)	—	(12,726,411)

Balances at October 31, 2020	$12,518,626	$3	$12,518,629

	Unallocated	Trust
	Reserve	Corpus	Total
Balances at July 31, 2020	$12,115,431	$3	$12,115,434

Net income	5,126,399	—	5,126,399
Distributions declared - $0.3600 per unit	(4,723,204)	—	(4,723,204)

Balances at October 31, 2020	$12,518,626	$3	$12,518,629

Item 2. Trustees’ Discussion and Analysis of Financial Condition and Results of Operations.

This discussion should be read in conjunction with the condensed financial statements and notes presented in this Quarterly Report on Form 10-Q and the financial statements and notes in the last filed Annual Report on Form 10-K for the year ended January 31, 2021 for a full understanding of Mesabi Trust’s financial position and results of operations for the three and nine months ended October 31, 2021.

All references in this discussion and in this Quarterly Report on Form 10-Q to iron ore products "shipped" shall include iron ore products that are actually shipped from Silver Bay, Minnesota and/or deemed shipped as referenced by the parties to, and in accordance with, those certain Amended Assignment Agreements. Similarly, all references in this discussion and in this Quarterly Report on Form 10-Q to "shipments" shall include actual shipments and/or deemed shipments of iron ore products, as referenced by the parties to, and in accordance with, those certain Amended Assignment Agreements. After the outcome of the arbitration and consistent with Cliffs’ practices, the Trust is entitled to payment upon production of pellets to be sold for internal use by facilities owned by Cliffs or its subsidiaries. As a result, the Trust recognizes revenue for internal use pellets upon production of those pellets, which are deemed to be shipped under the royalty agreement, regardless of pellet grade. Pellets that are not designated for internal use by Cliffs, or its subsidiaries, continues to be recognized as revenue upon shipment from Silver Bay, Minnesota.

COVID-19 Update

Our royalties have been, and may in the future be, adversely affected by the coronavirus (COVID-19) pandemic. During the second quarter of 2020, the spread of COVID-19 led to the disruption of the business operations of Cliffs and its wholly-owned subsidiary, Northshore, upon which we are dependent for our royalties. Although steel and iron ore production have been considered “essential” by the states in which Cliffs operates, certain of its facilities and construction activities were temporarily idled during the second quarter of 2020. Nearly all of these temporarily idled facilities were restarted as of June 30, 2020, with the exception of the Dearborn hot-end operations and Mansfield operations, which were restarted in July 2020, and the Northshore mine, which was restarted in August 2020. In its most recent quarterly report on Form 10-Q (filed October 26, 2021), Cliffs disclosed that the fundamentals for its business have rebounded strongly since the COVID-19 disruption that occurred during 2020. Mesabi Trust cannot predict whether Northshore’s operations will experience additional disruptions in the future, or whether Cliffs will experience supply chain disruptions or operational issues with its vendors, suppliers and contractors if faced with similar pandemic challenges in the future.

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

The Trustees do not intend to expand their responsibilities beyond those permitted or required by the Agreement of Trust, the Amendment to the Agreement of Trust dated October 25, 1982 (the “Amendment”), and those required under applicable law. Mesabi Trust has no employees, but it engages independent consultants to assist the Trustees in, among other things, monitoring the volume and sales prices of iron ore products shipped, based on information supplied to the Trustees by Northshore, the lessee/operator of the lands leased under the Peters Lease and Cloquet Lease (the “Peters Lease Lands” and “Cloquet Lease Lands,” respectively) and the 20% fee interest of certain lands that are particularly described in, and subject to a mining lease under, the Peters Lease (the “Mesabi Fee Lands,” and together with the Peters Lease Lands and Cloquet Lease Lands, the “Mesabi Trust Lands”), and its parent company, Cliffs. References to Northshore in this quarterly report, unless the context requires otherwise, are applicable to Cliffs as well.

Leasehold royalty income constitutes the principal source of the Trust’s revenue. The income of the Trust is highly dependent upon the activities and operations of Northshore. Royalty rates and the resulting royalty payments received by the Trust are determined in accordance with the terms of the Trust’s leases and assignments of leases.

Three types of royalties, as well as royalty bonuses, comprise the Trust’s leasehold royalty income:

●	Base overriding royalties. Base overriding royalties have historically constituted the majority of the Trust’s royalty income. Base overriding royalties are determined by both the volume and selling price of iron ore products shipped. Northshore is obligated to pay the Trust base overriding royalties in varying amounts, based on the volume of iron ore products shipped. Base overriding royalties are calculated as a percentage of the gross proceeds of iron ore products produced at Mesabi Trust Lands (and to a limited extent other lands) and shipped. The percentage ranges from 2-1/2% of the gross proceeds for the first one million tons of iron ore products shipped annually to 6% of the gross proceeds for all iron ore products in excess of four million tons so shipped annually. Base overriding royalties are subject to interim and final price adjustments under some of the contracts among Northshore, Cliffs and certain of their customers (the “Cliffs’ Customer Contracts”) and, as described elsewhere in this report, such adjustments may be positive or negative.

●	Royalty bonuses. The Trust earns royalty bonuses when iron ore products shipped are sold at prices above a threshold price per ton. The royalty bonus is based on a percentage of the gross proceeds of product shipped. The threshold price is adjusted (but not below $30.00 per ton) on an annual basis for inflation and deflation (the “Adjusted Threshold Price”). The Adjusted Threshold Price was $57.85 per ton for calendar year 2020 and is $58.58 per ton for calendar year 2021. The royalty bonus percentage ranges from 1/2 of 1% of the gross proceeds (on all tonnage shipped for sale at prices between the Adjusted Threshold Price and $2.00 above the Adjusted Threshold Price) to 3% of the gross proceeds (on all tonnage shipped for sale at prices $10.00 or more above the Adjusted Threshold Price). Royalty bonuses are subject to price adjustments under Cliffs’ Customer Contracts and, as described elsewhere in this report, such adjustments may be positive or negative.

●	Fee royalties. Fee royalties have historically constituted a smaller component of the Trust’s total royalty income. Fee royalties are payable to the Mesabi Land Trust, a Minnesota land trust, which holds a 20% interest as fee owner in the Amended Assignment of Peters Lease. Mesabi Trust holds the entire beneficial interest in the Mesabi Land Trust for which U.S. Bank N.A. acts as the corporate trustee. Mesabi Trust receives the net income of the Mesabi Land Trust, which is generated from royalties on the amount of crude ore mined after the payment of expenses to U.S. Bank N.A. for its services as the corporate trustee. Crude ore is the source of iron oxides used to make iron ore pellets and other products. The fee royalty on crude ore is based on an agreed price per ton, subject to certain indexing.

●	Minimum advance royalties. Northshore’s obligation to pay base overriding royalties and royalty bonuses with respect to the sale of iron ore products generally accrues upon the shipment of those products. However, regardless of whether any shipment has occurred, Northshore is obligated to pay to Mesabi Trust a minimum advance royalty. Each year, the amount of the minimum advance royalty is adjusted (but not below $500,000 per annum) for inflation and deflation. The minimum advance royalty was $964,659 for calendar year 2020 and is $976,765 for calendar year 2021. Until overriding royalties (and royalty bonuses, if any) for a particular year equal or exceed the minimum advance royalty for the year, Northshore must make quarterly payments of up to 25% of the minimum advance royalty for the year. Because minimum advance royalties are essentially prepayments of base overriding royalties and royalty bonuses earned each year, any minimum advance royalties paid in a fiscal quarter are recouped by credits against base overriding royalties and royalty bonuses earned in later fiscal quarters during the year.

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

Under the relevant agreements, Northshore has the right to mine and ship iron ore products from lands other than Mesabi Trust Lands. Northshore alone determines whether to conduct mining operations on Mesabi Trust Lands and/or such other lands based on its current mining and engineering plan. The Trustees do not exert any influence over mining operational decisions. To encourage the use of iron ore products from Mesabi Trust Lands, Mesabi Trust receives royalties on stated percentages of iron ore shipped, whether or not the iron ore products are from Mesabi Trust Lands. Mesabi Trust receives royalties at the greater of (i) the aggregate quantity of iron ore products shipped that were mined from Mesabi Trust Lands, and (ii) a portion of the aggregate quantity of all iron ore products shipped that were mined from any lands, such portion being 90% of the first four million tons shipped during such year, 85% of the next two million tons shipped during such year, and 25% of all tonnage shipped during such year in excess of six million tons. The royalty percentage paid to the Trust increases as the aggregate tonnage of iron ore products shipped, attributable to the Trust, in any calendar year increases past each of the first four one-million ton volume thresholds. Assuming a consistent sales price per ton throughout a calendar year, shipments of iron ore product attributable to the Trust later in the year generate a higher royalty to the Trust, as total shipments for the year exceed increasing levels of royalty percentages and pass each of the first four one-million ton volume thresholds.

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

As also described elsewhere in this report, the Trust receives a bonus royalty equal to a percentage of the gross proceeds of iron ore products (mined from Mesabi Trust lands) shipped and sold at prices above the Adjusted Threshold Price. Although 96.8% of all the iron ore products shipped during calendar 2020 was sold at prices higher than the Adjusted Threshold Price, the Trustees are unable to project whether Cliffs will continue to be able to sell iron ore products at prices above the applicable Adjusted Threshold Price, entitling the Trust to any future bonus royalty payments.

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

Results of Operations

Comparison of Iron Ore Pellet Production and Shipments for the Three and Nine Months Ended October 31, 2021 and October 31, 2020

As shown in the table below, during the three months ended October 31, 2021, production of iron ore pellets at Northshore from Mesabi Trust Lands totaled 1,117,253 tons, and shipments over the same period totaled 1,179,530 tons. By comparison, pellet production and shipments for the comparable period in 2020 were 1,024,145 tons and 1,077,423 tons, respectively. The increase in production is attributable to the anticipated future demand from Northshore’s customers as compared to the prior period. The increase in shipments is attributable to the anticipated current demand from Northshore’s customers as compared to the prior comparable period. For the three months ended October 31, 2021, approximately 91.2% of shipments originated from Trust lands. As a result of the arbitration award discussed in Note 1, in addition to the shipped tons shown in the table below, as reported to the Trust in Cliffs’ quarterly royalty report dated October 29, 2021, the Trust recognized revenue during the three months ended October 31, 2021 on an additional 1,163,230 tons deemed shipped from Mesabi Trust Lands for production that occurred in previous fiscal quarters.

	Pellets Produced from	Pellets Shipped from
	Trust Lands	Trust Lands
Three Months Ended	(Tons)	(Tons)
October 31, 2021	1,117,253	1,179,530
October 31, 2020	1,024,145	1,077,423

As shown in the table below, during the nine months ended October 31, 2021, production of iron ore pellets at Northshore from Mesabi Trust Lands totaled 3,404,224 tons, and shipments over the same period totaled 3,174,110 tons. By comparison, pellet production and shipments for the comparable period in 2020 were 2,188,711 ton and 2,609,801 tons, respectively. The increase in production is attributable to the anticipated future demand from Northshore’s customers as compared to the prior period. The increase in shipments is attributable to the anticipated current demand from Northshore’s customers as compared to the prior comparable period. For the nine months ended October 31, 2021, approximately 91.8% of shipments originated from Trust lands. As a result of the arbitration award discussed in Note 1, in addition to the shipped tons shown in the table below, as reported to the Trust in Cliffs’ quarterly royalty report dated October 29, 2021, the Trust recognized revenue during the three months ended October 31, 2021 on an additional 1,163,230 tons deemed shipped from Mesabi Trust Lands for production that occurred in previous fiscal quarters.

	Pellets Produced from	Pellets Shipped from
	Trust Lands	Trust Lands
Nine Months Ended	(Tons)	(Tons)
October 31, 2021	3,404,224	3,174,110
October 31, 2020	2,188,711	2,609,801

Comparison of Royalty Income for the Three and Nine Months Ended October 31, 2021 and October 31, 2020

As reflected in the table below, the Trust’s total royalty income for the three months ended October 31, 2021 increased by $10,100,029 to $15,836,180 as compared to the three months ended October 31, 2020. The increase in total royalty income is due to an increase in pricing and shipments of iron ore and recognition of arbitration awards for 2020 and 2019 royalties during the three months ended October 31, 2021, as compared to the three months ended October 31, 2020.

The table below shows that the base overriding royalties increased $6,502,036 and the bonus royalties increased by $3,533,255 for the three months ended October 31, 2021, as compared to the three months ended October 31, 2020. Fee royalties increased by $64,738 over the same period. The increase in the base overriding royalties and bonus royalties is attributable to an increase in pricing of iron ore and shipments as compared to the prior comparable period as well as the recognition of revenue related to the arbitration award in the current fiscal quarter. The increase in the fee royalty amount is due to an increase in the amount of iron ore mined under the Peters Lease in the current fiscal quarter as compared to the prior comparable period.

The table below summarizes the components of Mesabi Trust’s total royalty income for the three months ended October 31, 2021 and October 31, 2020, respectively:

	Three Months Ended October 31,
	2021	2020
Base overriding royalties	$9,644,501	$3,142,465
Bonus royalties	5,981,907	2,448,652
Fee royalties	209,772	145,034
Total royalty income	$15,836,180	$5,736,151

As reflected in the table below, the Trust’s total royalty income for the nine months ended October 31, 2021 increased by $37,892,377 to $52,982,383 as compared to the nine months ended October 31, 2020. The increase in total royalty income is due to an increase in pricing and shipments of iron ore as well as the recognition of revenue related to the arbitration award during the nine months ended October 31, 2021, as compared to the nine months ended October 31, 2020.

The table below shows that the base overriding royalties increased $23,429,858 and the bonus royalties increased by $14,193,130 for the nine months ended October 31, 2021, as compared to the nine months ended October 31, 2020. Fee royalties increased by $269,389 over the same period. The increase in the base overriding royalties and bonus royalties is attributable to an increase in pricing of iron ore and shipments as compared to the prior comparable period as well as the recognition of revenue related to the arbitration award in the current fiscal quarter. The increase in the fee royalty amount is due to an increase in the amount of iron ore mined under the Peters Lease in the current fiscal quarter as compared to the prior comparable period.

The table below summarizes the components of Mesabi Trust’s total royalty income for the nine months ended October 31, 2021 and October 31, 2020, respectively:

	Nine Months Ended October 31,
	2021	2020
Base overriding royalties	$31,929,119	$8,499,261
Bonus royalties	20,465,070	6,271,940
Fee royalties	588,194	318,805
Total royalty income	$52,982,383	$15,090,006

Comparison of Net Income, Expenses and Distributions for the Three and Nine Months Ended October 31, 2021 and October 31, 2020

Net income for the three months ended October 31, 2021 was $15,992,906, an increase of $10,866,507 as compared to the three months ended October 31, 2020. The increase in net income for the three months ended October 31, 2021 was primarily the result of an increase in pricing of iron ore and amount of shipments as well as the recognition of revenue related to the arbitration award in the current fiscal quarter, as compared to the three months ended October 31, 2020. The Trust’s expenses for the three months ended October 31, 2021 were $365,301, a decrease of $245,555 compared to the expenses for the three months ended October 31, 2020. The decrease in expenses was primarily attributable to a decrease in legal fees and expenses related to the arbitration that was completed during the three months ended October 31, 2021, as compared to the three months ended

October 31, 2020. See Part II, Item 1 “Legal Proceedings” in this Quarterly Report on Form 10-Q. The table below summarizes the Trust’s income and expenses for the three months ended October 31, 2021 and October 31, 2020, respectively.

	Three Months Ended October 31,
	2021	2020
Total royalty income	$15,836,180	$5,736,151
Interest income	522,027	1,104
Total revenues	16,358,207	5,737,255
Expenses	365,301	610,856
Net income	$15,992,906	$5,126,399

Net income for the nine months ended October 31, 2021 was $51,322,806, an increase of $37,908,783 as compared to the nine months ended October 31, 2020. The increase in net income for the nine months ended October 31, 2021 was primarily the result of an increase in pricing and shipments of iron ore as well as the recognition of revenue related to the arbitration award as compared to the nine months ended October 31, 2020. The Trust’s expenses for the nine months ended October 31, 2021 were $2,182,267, an increase of $471,887 compared to the expenses for the nine months ended October 31, 2020. The increase in expenses was primarily attributable to an increase in legal fees, expert fees and expenses related to the arbitration that was completed during the nine months ended October 31, 2021, as compared to the nine months ended October 31, 2020. See Part II, Item 1 “Legal Proceedings” in this Quarterly Report on Form 10-Q. The table below summarizes the Trust’s income and expenses for the nine months ended October 31, 2021 and October 31, 2020, respectively.

	Nine Months Ended October 31,
	2021	2020
Total royalty income	$52,982,383	$15,090,006
Interest income	522,690	34,397
Total revenues	53,505,073	15,124,403
Expenses	2,182,267	1,710,380
Net income	$51,322,806	$13,414,023

As presented on the “Trust’s Condensed Statements of Operations” on page 3 of this quarterly report, the Trust’s net income per unit increased $0.8283 per unit to $1.2190 per unit for the fiscal quarter ended October 31, 2021 as compared to the fiscal quarter ended October 31, 2020. On October 8, 2021, the Trust declared a distribution of $1.42 per unit payable on November 20, 2021 to Unitholders of record on October 30, 2021. Comparatively, the Trust declared a distribution of $0.36 per unit to Unitholders in October 2020. During the nine months ended October 31, 2021 and October 31, 2020 the Trust had declared distributions of $2.40 and $0.97 per unit, respectively.

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

Comparison of Unallocated Reserve as of October 31, 2021, October 31, 2020 and January 31, 2021

As set forth in the tables below, Unallocated Reserve increased from $12,518,626 as of October 31, 2020 to $36,311,828 as of October 31, 2021. The increase in Unallocated Reserve as of October 31, 2021, as compared to October 31, 2020, is primarily the result of an increase in the unallocated cash and U.S. Government securities and accrued income receivable. The increase in the unallocated cash and U.S. Government securities is attributable to an increase in royalties received in the third quarter of 2021 as compared to the third quarter of 2020. The increase in the accrued income receivable portion of the Unallocated Reserve is attributable to an increase in shipments and related pricing for the month ended October 30, 2021 as compared to the prior comparable period.

	October 31,		% increase
	2021	2020	(decrease)
Accrued Income Receivable	$8,491,074	$1,183,330	617.6%
Contract Asset	551,370	736,137	(25.1)%
Unallocated Cash and U.S. Government Securities	27,229,547	10,679,028	155.0%
Prepaid Expenses and (Accrued Expenses), net	39,837	(79,869)	(149.9)%
Unallocated Reserve	$36,311,828	$12,518,626	190.1%

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

The Trust’s Unallocated Reserve as of October 31, 2021 increased by $19,834,782 to $36,311,828, as compared to the fiscal year ended January 31, 2021. The increase in the Unallocated Reserve as of October 31, 2021, as compared to January 31, 2021, is primarily the result of an increase in the unallocated cash and U.S. Government securities and accrued income receivable. The increase in the unallocated cash and U.S. Government securities is attributable to an increase in royalties received in the third quarter of 2021 as compared to the fourth quarter of 2020. The increase in the accrued income receivable portion of the Unallocated Reserve is attributable to an increase in shipments and related pricing for the month ended October 31, 2021 as compared to the month ended January 31, 2021.

			% increase
	October 31, 2021	January 31, 2021	(decrease)
Accrued Income Receivable	$8,491,074	$249,477	3,303.5%
Contract Asset	551,370	177,251	211.1%
Unallocated Cash and U.S. Government Securities	27,229,547	16,372,405	66.3%
Prepaid Expenses and (Accrued Expenses), net	39,837	(322,087)	(112.4)%
Unallocated Reserve	$36,311,828	$16,477,046	120.4%

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

Recent Developments

Cliffs’Announcements Regarding Plans for Northshore

On October 22, 2021, Cliffs, parent of Northshore, the lessee/operator of the leased lands upon which Mesabi Trust is dependent for its royalties, held a conference call to discuss its third-quarter 2021 earnings. During the call, Lourenco Goncalves, Chairman, President, Chief Executive Officer of Cliffs, disclosed “…we will soon be shifting our DR-grade pellet production away from Northshore and into Minorca, where we will not have to deal with the unreasonable royalty structure at Northshore.” Mr. Goncalves also indicated that “As we plan to no longer sell pellets to third parties in the coming years, Northshore will become a swing operation, which we will keep idle every time we decided to do so. In any event, we will continue to be able to feed our Toledo plant with a consistent feed of DR-grade pellets but from Minorca and not from Northshore.” During the call, Mr. Goncalves acknowledged that the cost of the Northshore produced DR-grade pellets was not prohibitive and that Cliffs’ all-cash cost of HBI in third quarter was a number much better than the cost projected when it first approved construction of the Toledo HBI plant.

Cliffs had not notified Mesabi Trust of any of the aforementioned operational changes. Separately, Cliffs has not recently requested any changes to the royalty structure and has historically failed to engage in meaningful negotiations requested by Mesabi Trust to address the interpretation of the royalty structure. Mesabi Trust notes that any change to the royalty structure would require an amendment to the royalty agreement, which would require the approval of the Trustees as well as approval of 66 2/3% in interest of the Trust Certificate Holders.

Quarterly Royalty Report and Royalty Payments

On October 29, 2021, Mesabi Trust received the quarterly royalty report of iron ore shipments out of Silver Bay, Minnesota during the quarter ended September 30, 2021 (the “Royalty Report”) from Cliffs, the parent company of Northshore, and the Trust received royalty payments as summarized below.

As reported to Mesabi Trust by Cliffs in the Royalty Report, based on production and shipments of iron ore products by Northshore during the three months ended September 30, 2021, Mesabi Trust was credited with a base royalty of $12,553,161. For the three months ended September 30, 2021, Mesabi Trust was also credited with a bonus royalty in the amount of $7,245,537. The royalty also included a reduction of $6,078,357 as a result of negative pricing adjustments to base and bonus royalty calculations related to changes in price estimates made in prior quarters. The October 29, 2021 royalty amount also included an additional payment of $2,314,114 related to pellets and sinter volumes identified by Cliffs as 2020 deemed shipped adjustments. In addition, a royalty payment of $185,017 was paid to the Mesabi Land Trust. Accordingly, the total third quarter 2021 royalty payments received by Mesabi Trust on October 29, 2021 from Cliffs were $16,219,472.

The royalties paid to Mesabi Trust are based on the volume of shipments of iron ore pellets for the quarter and the year to date, the pricing of iron ore product sales, and the percentage of iron ore pellet shipments from Mesabi Trust lands rather than from non-Mesabi Trust lands. In the third calendar quarter of 2021, Cliffs credited Mesabi Trust with 1,169,461 tons of iron ore shipped, as compared to 916,364 tons shipped during the third calendar quarter of 2020.

Separately, on October 29, 2021, Cliffs/Northshore also paid Mesabi Trust $2,833,687 for the resolution of past royalties on DR grade pellets in 2019 and 2020, including interest, pursuant to the AAA final award decision which the Trust received on October 1, 2021.

The volume of production and shipments of iron ore pellets (and other iron ore products) by Northshore varies from quarter to quarter and year to year based on a number of factors, including the requested delivery schedules of customers, general economic conditions in the iron ore industry, and weather conditions on the Great Lakes. In addition, Cliffs’ recently announced plans to shift production of DR grade pellets away from Northshore to Minorca, to no longer sell pellets to third parties in the coming years and to keep idle the Northshore plant from time to time, when and if implemented, would likely impact the volume of production and shipments of iron ore products from Silver Bay, Minnesota. Accordingly, if and when any of these plans or intentions are implemented by Cliffs, such actions would have a material adverse effect on Mesabi Trust’s future royalty revenue and would materially reduce funds available for distribution. See “Risk Factors” set forth on page 3 through 14 of Mesabi Trust’s Annual Report for the year ended January 31, 2021 (filed April 27, 2021), as updated by Part II, Item 1A of this Quarterly Report on Form 10-Q.

Royalty payments anticipated to be received during the current year will continue to reflect pricing estimates for shipments of iron ore products that will be subject to positive or negative pricing adjustments pursuant to the Cliffs’ customer pellet supply agreements. Based on the above factors, and as indicated by Mesabi Trust’s historical distribution payments, the royalties received by Mesabi Trust, and the distributions paid to Unitholders, if any, in any particular quarter are not necessarily indicative of royalties that will be received, or distributions that will be paid, if any, in any subsequent quarter or full year.

With respect to calendar year 2021, Northshore has not advised Mesabi Trust of its expected shipments of iron ore products, or what percentage of 2021 shipments will be from Mesabi Trust iron ore. Further, Cliffs has not advised the Trust of any implementation of, or changes to, its publicly announced plans for Northshore. In the Cliffs’ Royalty Report, Cliffs stated that the royalty payments being reported today were based on estimated iron ore pellet prices under the Cliffs’ Customer Contracts, which are subject to change. It is possible that future production decreases, idling (whether temporary or longer term) of the Northshore plant, or negative price adjustments could offset, or even eliminate, royalties or royalty income that would otherwise be payable to Mesabi Trust in any particular quarter, or at year end, thereby materially reducing cash available for distribution to Mesabi Trust’s Unitholders in future quarters.

Arbitration with Cliffs and Northshore

As previously reported, on December 9, 2019, Mesabi Trust initiated arbitration with the American Arbitration Association (“AAA”) against Northshore, the lessee/operator of the leased lands, and its parent, Cliffs. The Trust asserted claims concerning the calculation of royalties related to the production, shipment and sale of iron ore, including DR-grade pellets. The arbitration was completed before a panel of three arbitrators in July 2021 under the commercial rules of the AAA. The Trust received the AAA final award on October 1, 2021, which awarded the Trust damages in the amount of $2,312,106 for the resolution of royalties on DR grade pellets in 2019 and 2020 and interest in the amount of $430,710, calculated through June 30, 2021, and continuing to accrue until paid. Pursuant to the award, Cliffs paid the damages award to the Trust on October 29, 2021. The Tribunal granted the Trust’s request for a declaration that “for purposes of calculating royalties on intercompany sales, Northshore shall reference all third-party pellet sales, regardless of grade, and select the highest price arm’s length pellet sale from the preceding four quarters.” The Tribunal denied the Trust’s request for declaratory relief regarding access to information.

Mesabi Trust Distribution Announcement

The Trustees of Mesabi Trust declared a distribution of One Dollar and forty-two cents ($1.42) per Unit of Beneficial Interest payable on November 20, 2021 to Mesabi Trust Unitholders of record at the close of business on October 30, 2021. This compares to a distribution of thirty-six cents ($0.36) per Unit for the same period last year. The distribution was paid as announced.

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

For a discussion of additional factors, including but not limited to those that could adversely affect Mesabi Trust’s actual results and performance, see “Risk Factors” set forth on pages 3 through 14 of the Mesabi Trust’s Annual Report on Form 10-K for the fiscal year-ended January 31, 2021 (filed April 27, 2021), as updated by Part II, Item 1A of this Quarterly Report on Form 10-Q.

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

There have been no material changes in the Trust’s critical accounting policies or significant accounting estimates during the three months ended October 31, 2021. For a complete description of the Trust’s significant accounting policies, please see Note 2 to the financial statements included in the Trust’s Annual Report on Form 10-K for the year ended January 31, 2021 (filed April 27, 2021).

Certain Tax Information

The Trust is not taxable as a corporation for federal or state income tax purposes and is instead qualified as a nontaxable grantor trust. Since the Trust’s inception, all net taxable income is annually attributable directly to Unitholders for tax purposes regardless of whether the income is distributed or retained by the Trust in its reserve account. As such, in lieu of the Trust paying income taxes, Unitholders report their pro rata share of the various items of Trust income and deductions on their income tax returns. This reporting is required whether or not the earnings of the Trust are distributed as to Unitholders. During calendar year 2020, any funds retained to increase the Trust’s unallocated reserve, which were derived from reportable royalty income, will nonetheless become taxable as reportable income to Unitholders, depending on each individual’s personal tax situation. Information regarding the background on the changes in the Trust’s unallocated reserve is described above under “Results of Operations — Comparison of Unallocated Reserve as of October 31, 2021, October 31, 2020 and January 31, 2021” on page 14. Unitholders are encouraged to consult with their own tax advisors to plan for any financial impact related to this and to review their personal tax situations related to investing in, holding or selling units of beneficial interest in Mesabi Trust.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

As previously reported, on December 9, 2019, Mesabi Trust initiated arbitration with the American Arbitration Association (“AAA”) against Northshore, the lessee/operator of the leased lands, and its parent, Cliffs. The Trust asserted claims concerning the calculation of royalties related to the production, shipment and sale of iron ore, including DR-grade pellets. The arbitration was completed before a panel of three arbitrators in July 2021 under the commercial rules of the AAA. The Trust received the AAA final award on October 1, 2021, which awarded the Trust damages in the amount of $2,312,106 for the resolution of royalties on DR grade pellets in 2019 and 2020 and interest in the amount of $430,710, calculated through June 30, 2021, and continuing to accrue until paid. Pursuant to the award, Cliffs paid the damages award to the Trust on October 29, 2021. The Tribunal granted the Trust’s request for a declaration that “for purposes of calculating royalties on intercompany sales, Northshore shall reference all third-party pellet sales, regardless of grade, and select the highest price arm’s length pellet sale from the preceding four quarters.” The Tribunal denied the Trust’s request for declaratory relief regarding access to information.

Item 1A. Risk Factors

The following Risk Factors supplement the Trust’s Risk Factors as described in “Risk Factors” as set forth in pages 3 to 14 of Mesabi Trust’s Annual Report for the year ended January 31, 2021 (filed April 27, 2021).

Special Note Regarding Forward-Looking Statements

This report contains certain forward-looking statements with respect to iron ore pellet production, iron ore pricing and adjustments to pricing, shipments by Northshore during 2021, royalty (including bonus royalty) amounts, shifting production between mines and other matters, which statements are intended to be made under the safe harbor protections of the Private Securities Litigation Reform Act of 1995, as amended. Actual production, prices, price adjustments, reducing or idling the Northshore Mining operations and production, the existence of arms’-length third party sales, and shipments of iron ore pellets, as well as actual royalty payments (including bonus royalties) could differ materially from current expectations due to inherent risks and uncertainties such as general adverse business and industry economic trends, uncertainties arising from war, terrorist events, the impact of the coronavirus (COVID-19) pandemic and other global events, higher or lower customer demand for steel and iron ore, decisions by mine operators regarding curtailments or idling production lines or entire plants, environmental compliance uncertainties, difficulties in obtaining and renewing necessary operating permits, higher imports of steel and iron ore substitutes, processing difficulties, consolidation and restructuring in the domestic steel market, market inputs tied to indexed price adjustment factors found in Cliffs’ customer pellet supply agreements resulting in future adjustments to royalties payable to Mesabi Trust and other factors. Further, substantial portions of royalties earned by Mesabi Trust are based on estimated prices that are subject to interim and final adjustments, which can be positive or negative, and are dependent in part on multiple price and inflation index factors under agreements to which Mesabi Trust is not a party and that are not known until after the end of a contract year. Although the Mesabi Trustees believe that any such forward-looking statements are based on historical facts or reasonable assumptions, such statements are subject to risks and uncertainties, which could cause actual results to differ materially. Additional information concerning these and other risks and uncertainties is contained under the caption “Risk Factors” in Mesabi Trust’s filings with the Securities and Exchange Commission, including Mesabi

Trust’s Annual Report for the year ended January 31, 2021 (filed April 27, 2021). Mesabi Trust undertakes no obligation to publicly update or revise any of the forward-looking statements made herein to reflect events or circumstances after the date hereof.

The Trustees have no control over the operations, decisions to reduce or idle operations, sales and marketing efforts or other activities of Cliffs or Northshore.

Except within the framework of the Royalty Agreement, neither the Trust nor the Trustees have any control over the operations, decisions to reduce or idle operations, sales and marketing efforts or other and activities of Cliffs or its wholly-owned subsidiary, Northshore. Accordingly, the royalty income of the Trust is highly dependent upon the activities, investments and operational decisions of Cliffs and Northshore, including temporary or permanent reduction or idling of operations, the supply and demand of suppliers and customers in the iron ore and steel industry in the U.S. and internationally, and the terms and conditions of the Amended Assignment Agreements. Northshore, together with Cliffs, without any input or influence from the Trust or the Trustees (except within the framework of the Royalty Agreement), control: (i) current operating plans, including iron ore production volumes, decisions to reduce or idle Northshore plant and mining operations, marketing of iron ore products, operating and capital expenditures as they relate to Northshore, environmental and other liabilities and the effects of regulatory changes; (ii) plans for Northshore’s future production, operations and capital expenditures, if any; (iii) geological data relating to iron ore reserve estimates; (iv) sales and marketing efforts, and shipments of iron ore products to customers of Cliffs and the extent to which sales of iron ore products are marketed and sold directly to independent third parties; and (v) the terms and conditions, especially related to pricing, price adjustment mechanisms and delivery terms, of the sale of all iron ore products to Cliffs’ customers, including the Cliffs’ Customer Contracts. Any substantial change in Cliffs’ financial condition or business, or the operations, production and shipments of iron ore products by Northshore, including production curtailments, temporary idling or permanent idling of Northshore operations, about which the Trust may have little or no prior notice, could adversely affect the royalty income of the Trust, as well as the resulting cash available for distribution by the Trust to Unitholders. Further, such developments could have a material adverse impact on the market price of the Trust’s Units.

Cliffs’ announced intentions to shift DR-grade pellet production away from Northshore, use Northshore as a swing operation and idle Northshore operations from time to time would, if and when implemented, reduce the Trust’s future royalty revenues.

On October 22, 2021, Cliffs, parent of Northshore, the lessee/operator of the leased lands upon which Mesabi Trust is dependent for its royalties, held a conference call to discuss its third-quarter 2021 earnings. During the call, Lourenco Goncalves, Chairman, President, Chief Executive Officer of Cliffs, disclosed “…we will soon be shifting our DR-grade pellet production away from Northshore and into Minorca, where we will not have to deal with the unreasonable royalty structure at Northshore.” Mr. Goncalves also indicated that “As we plan to no longer sell pellets to third parties in the coming years, Northshore will become a swing operation, which we will keep idle every time we decided to do so. In any event, we will continue to be able to feed our Toledo plant with a consistent feed of DR-grade pellets but from Minorca and not from Northshore.” During the October 22, 2021 earnings call, Mr. Goncalves acknowledged that the cost of the Northshore produced DR-grade pellets was not prohibitive and that Cliffs’ all-cash cost of HBI in third quarter was a number much better than the cost projected when it first approved construction of the Toledo HBI plant. Cliffs had not previously notified Mesabi Trust of any of the aforementioned operational changes. Separately, Cliffs had not recently requested any changes to the royalty structure and has historically failed to engage in meaningful negotiations requested by Mesabi Trust to address the interpretation of the royalty structure. Mesabi Trust notes that, pursuant to the Agreement of Trust dated July 18, 1961 (as amended), any change to the royalty structure would require an amendment to the royalty agreement, which would require the approval of the Trustees as well as approval of 66 2/3% in interest of the Trust Certificate Holders.

Under the Royalty Agreement, Northshore’s obligation to pay base overriding royalties and royalty bonuses with respect to the sale or use of iron ore products generally accrues upon production or shipment of those products from Silver Bay. However, regardless of whether any shipment has occurred, Northshore is obligated to pay to Mesabi Trust a minimum advance royalty. Each year, the amount of the minimum advance royalty is adjusted (but not below $500,000 per annum) for inflation and deflation. The minimum advance royalty was $949,295 for calendar year 2019, $964,659 for calendar year 2020 and $976,765 for calendar year 2021.

Accordingly, these plans, if and when implemented by Cliffs, would have a material adverse effect on Mesabi Trust’s future royalty revenue and would materially reduce funds available for distribution. In addition, the market price of the Trust’s Units, which are listed for trading on the New York Stock Exchange, could be negatively impacted, and the Trust’s ability to continue to meet the continued listing criteria of the NYSE could be compromised, and could result in delisting of our Units.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Mine Safety and Health Administration Safety Data. Pursuant to §1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, Cliffs started reporting information related to certain mine safety results at Northshore. This information is available in Part II, Item 4 of Cliffs’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, filed with the SEC on October 26, 2021.

Item 6. Exhibits.

(a)Exhibits

The following exhibits are being filed or furnished with this Quarterly Report on Form 10-Q:

Exhibit No.	Exhibit	Filing Method

31	Certification of Corporate Trustee of Mesabi Trust pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certification of Corporate Trustee of Mesabi Trust pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

99.1	Report of Baker Tilly US, LLP, dated December 15, 2021 regarding its review of the unaudited interim financial statements of Mesabi Trust as of and for the three and nine months ended October 31, 2021	Filed herewith

101	Inline XBRL Instance Document	Filed herewith

104	Cover Page Interactive Data File	Embedded within the Inline XBRL document and contained in Exhibit 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MESABI TRUST
(Registrant)

	By:	DEUTSCHE BANK TRUST COMPANY AMERICAS
Corporate Trustee
Principal Administrative Officer and duly authorized signatory:*

December 15, 2021		By:	/s/ Jeffrey Schoenfeld
Name: Jeffrey Schoenfeld*
Title: Vice President

* There are no principal executive officers or principal financial officers of the registrant.