Form 10-K
period 2022-01-31
MESABI TRUST
filed 2022-04-27
CIK 65172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JANUARY 31, 2022

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

Registrant’s Telephone Number, Including Area Code: (904) 271-2520

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ⌧	Smaller reporting company ☒
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

As of July 31, 2021, the aggregate market value of the Units of Beneficial Interest in the registrant held by non-affiliates of the registrant was $455,700,680 based on the closing sale price as reported on the New York Stock Exchange. As of April 27, 2022, there were 13,120,010 Units of Beneficial Interest in Mesabi Trust outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Annual Report of the Trustees for the Fiscal Year Ended January 31, 2022 (Annual Report)	Parts I, II, and IV

MESABI TRUST

ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1.            BUSINESS.

(a)         General Development of Business.

The information under the headings “Trustees’ Discussion and Analysis of Financial Condition and Results of Operations,” “The Trust Estate,” “Leasehold Royalties,” and “Land Trust and Fee Royalties” in the Annual Report of the Trustees of Mesabi Trust for the fiscal year ended January 31, 2022, filed as Exhibit 13 to this Form 10-K (the “Annual Report”) is incorporated herein by reference.

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

ITEM 9.            CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.         CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. The Trust maintains a system of disclosure controls and procedures designed to ensure that information required to be disclosed by the Trust in the reports that it furnishes or files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and regulations of the Securities and Exchange Commission. Due to the pass-through nature of the Trust, the Trust’s disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by Mesabi Trust is received from Cliffs and its wholly-owned subsidiary, Northshore. In order to help ensure the accuracy and completeness of the information required to be disclosed in the Trust’s periodic and current reports, the Trust employs certified public accountants, geological consultants, engineering firms, and attorneys. These professionals hired by the Trust advise the Trust in its review and compilation of the information in this Form 10-K and the other periodic reports filed by the Trust with the SEC.

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

Trustees’ Report on Internal Control over Financial Reporting. The Trustees’ Report on Internal Control over Financial Reporting is set forth on page F-2 of the Annual Report. This Annual Report on Form 10-K does not include, and is not required to include, an attestation report of our independent registered public accounting firm on internal control over financial reporting based on an exemption from such rules related to the Trust’s status as a smaller reporting company and non-accelerated filer.

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

ITEM 9B.         OTHER INFORMATION.

None.

ITEM 9C.         DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

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

To carry out the Trustees’ duties under the Agreement of Trust, the Trustees meet on at least a quarterly basis to discuss information and circumstances relevant to the Trust. The Trustees also conduct telephone conferences from time to time between the quarterly meetings to address developments that require more timely attention. The Trustees held 16 meetings either in person or via teleconference in fiscal 2022. All of the Trustees attended at least 75% of the sum of all Trustee meetings held in fiscal 2022.

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

Age: 75

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

Age: 79

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

Age: 68

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

Age: 51

Year Appointed and elected as Individual Trustee: 2019

Associate General Counsel, Merced Capital, L.P.

Ms. Radke has more than twenty-five years of business and legal experience, including over fifteen years in private and in-house legal practice. She is general counsel and chief compliance officer of Merced Capital, L.P., a privately held registered investment adviser, where she has worked since 2014. Prior to Merced, Ms. Radke was an attorney with Oppenheimer Wolff & Donnelly LLP (now Fox Rothschild LLP) for eleven years where her work included advising the Trust on securities reporting, internal controls and general matters. Ms. Radke’s legal practice includes advising internal clients regarding a wide spectrum of industries, including financial services, lending, real estate, energy and shipping. In addition, she has experience in securities law and general corporate law.

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

Pursuant to the Amendment, each individual Trustee receives at least $20,000 in annual compensation for services as Trustee. Each year, annual Trustee compensation is adjusted up or down (but not below $20,000) in accordance with changes from the November 1981 level of 295.5 (the “1981 Escalation Level”) in the All Commodities Producer Price Index (with 1967 = 100 as a base). The All Commodities Producer Price Index is published by the U.S. Department of Labor, Bureau of Labor Statistics. The adjustment is made at the end of each fiscal year and is calculated on the basis of the proportion between (a) the level of such index for the November preceding the end of such fiscal year, and (b) the 1981 Escalation Level. Any action to modify or otherwise vary the compensation of the individual Trustees as provided by the Amendment must be approved by the affirmative vote of 66 2/3% in interest of the Trust Certificates then outstanding. Each of the individual Trustees received total compensation of $49,345 during fiscal 2022.

Under the Amendment, the Corporate Trustee receives annual compensation for services as a Trustee in an amount equal to the greater of (i) $20,000, or such other amount determined in accordance with the adjustments described in the preceding paragraph, or (ii) one quarter of one percent (1/4 of 1%) of the trust moneys, exclusive of proceeds of sale of any part of the Trust Estate (as such terms are defined in the Agreement of Trust), received by the Trustees and distributed to Unitholders. The compensation paid to Deutsche Bank Trust Company Americas, for services as Corporate Trustee of the Trust, under this second prong of this compensation formula was $93,807 pursuant to the Amendment.

Additionally, each year the Corporate Trustee receives $62,500 to cover clerical and administrative services to Mesabi Trust, other than services customarily performed by a registrar or transfer agent for which the Corporate Trustee is paid additional service fees. The Corporate Trustee earned $156,307 in cash compensation for the fiscal year ended January 31, 2022, inclusive of the $62,500 administrative fee. The Corporate Trustee also received $5,561 for its services as registrar and transfer agent for the year ended January 31, 2022. Accordingly, the Corporate Trustee earned $161,868 in total compensation for the fiscal year ended January 31, 2022.

Under the Amendment, the Individual Trustees may, in extraordinary circumstances, pay additional compensation to the Corporate Trustee. The decision to pay such compensation must be unanimously approved by the Individual Trustees. The Corporate Trustee did not receive any compensation for extraordinary services with respect to the fiscal year ended January 31, 2022.

Trustees’ Compensation Report

The Trustees have not designated a compensation committee and are not required to do so by applicable law or regulation. The Trustees, as a group, have reviewed and discussed the Compensation Discussion and Analysis (“CD&A”) and based on such review and discussion have recommended that the CD&A be included in this Annual Report on Form 10-K for the fiscal year ended January 31, 2022.

MESABI TRUST

Deutsche Bank Trust Company Americas
Robert C. Berglund
James A. Ehrenberg
Michael P. Mlinar
Robin M. Radke

Trustee Compensation

Summary Compensation Table

The table below summarizes the total compensation earned by each of the Individual Trustees and the Corporate Trustee in the fiscal year ended January 31, 2022.

						Nonqualified
					Non-Equity	Deferred
		Trustee	Stock	Option	Incentive Plan	Compensation	All Other
	Fiscal	Fees Earned	Awards	Awards	Compensation	Earnings	Compensation		Total
Name and principal position	Year	($)	($)	($)	($)	($)	($)		($)

Deutsche Bank Trust Company Americas,	2022	$156,307	N/A	N/A	N/A	N/A	5,561	(1)	$161,868
Corporate Trustee	2021	$117,276	N/A	N/A	N/A	N/A	6,578	(1)	$123,854

	2022	$49,345	N/A	N/A	N/A	N/A	N/A		$49,345
Robert C. Berglund, Trustee	2021	$40,148	N/A	N/A	N/A	N/A	N/A		$40,148

	2022	$49,345	N/A	N/A	N/A	N/A	N/A		$49,345
James A. Ehrenberg, Trustee	2021	$40,148	N/A	N/A	N/A	N/A	N/A		$40,148

	2022	$49,345	N/A	N/A	N/A	N/A	N/A		$49,345
Michael P. Mlinar, Trustee	2021	$40,148	N/A	N/A	N/A	N/A	N/A		$40,148

	2022	$49,345	N/A	N/A	N/A	N/A	N/A		$49,345
Robin Radke, Trustee	2021	$40,148	N/A	N/A	N/A	N/A	N/A		$40,148
(1)	Represents fees and disbursements paid to Deutsche Bank Trust Company Americas for its services as registrar and transfer agent of the Units.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND TRUSTEES.

Based on information that has been obtained from Mesabi Trust’s records and a review of statements of beneficial ownership filed with Mesabi Trust pursuant to Rule 13d-1 or Rule 13d-2 under the Securities Exchange Act of 1934, as amended, no person known to Mesabi Trust beneficially owns more than 5% in interest of the Trust Certificates outstanding as of April 27, 2022.

The table below sets forth information as to the Units of Beneficial Interest in Mesabi Trust beneficially owned as of April 27, 2022 by the Trustees individually and as a group. Except as otherwise indicated and subject to applicable community property laws, each Trustee has sole voting and investment powers with respect to the securities listed. There were no Certificates of Beneficial Interest of Mesabi Trust pledged by the Trustees as of January 31, 2022. The Trust does not have any compensation plans under which securities of the Trust are authorized for issuance.

		Amount and
		Nature of Beneficial		Percent of
Title of Class	Name and Address of Beneficial Owner (1)	Ownership		Class

Units	Horizon Kinetics Asset Management LLC 470 Park Avenue South 4th Floor South New York, NY 10016	2,129,746	(2)	16.2%

Units	Deutsche Bank Trust Company Americas	0		**

Units	Robert C. Berglund	2,000		**

Units	James A. Ehrenberg	3,000	(3)	**

Units	Michael P. Mlinar	4,499	(4)	**

Units	Robin M. Radke	595		**

Units	All Trustees as a group	10,094		**

** Less than 1%

(1)	The address for each beneficial owner is c/o Deutsche Bank Trust Company Americas Corporate Trustee, 1 Columbus Circle, Mail Stop: NYC01-1710, New York, New York 10019.
(2)	Based on a Schedule 13G/A filed with the SEC on January 27, 2022, Horizon Kinetics Asset Management LLC beneficially owns 2,129,746 Units and has sole voting and dispositive power over these Units.
(3)	All Units are held by James A. Ehrenberg and Donna Jean Ehrenberg Revocable Trust Dated September 12, 2012. Mr. and Mrs. Ehrenberg, as the trustees of the revocable trust, share the investment and voting power over all of those Units.
(4)	All shares are held jointly with Mr. Mlinar’s spouse.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Person Transaction Policy

During the fiscal year ended January 31, 2022, the Trustees met on at least a quarterly basis and reviewed and approved or ratified certain transactions that occurred during each of the prior fiscal quarters. In connection with their review of the Trust’s transactions, the Trustees consider whether there have been any related person transactions. In determining whether to approve a related person transaction, the Trustees consider the following factors, in addition to any other factors they deem necessary or appropriate:

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

Based on their review of the Trust’s transactions during the fiscal year ended January 31, 2022, the Trustees concluded that there were no related person transactions required to be disclosed in this Annual Report on Form 10-K.

Pass-Through Royalty Trust Exemptions

Because of its legal structure and character as a pass-through royalty trust, the Trust is exempt from Rule 10A-3 of the Securities Exchange Act and the Corporate Governance Standards set forth in Section 303A of the New York Stock Exchange’s Listed Company Manual.

ITEM 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(a)         Audit Fees.

The aggregate fees paid during fiscal 2022 for professional services rendered by Baker Tilly US, LLP (“Baker Tilly”) for the audit of the Trust’s annual financial statements and internal control over financial reporting and review of the financial statements included in the Trust’s quarterly reports on Form 10-Q were $84,517.

The aggregate fees paid during fiscal 2021 for professional services rendered by Baker Tilly for the audit of the Trust’s annual financial statements, the audit of the Trustees’ assessment of internal control over financial reporting and review of the financial statements included in the Trust’s quarterly reports on Form 10-Q were $64,138.

(b)         Audit-Related Fees.

No fees were paid to Baker Tilly for assurance and related services that were not reasonably related to the performance of the audit or review of the Trust’s financial statements for fiscal 2022 or fiscal 2021.

(c)         Tax Fees.

No fees were paid to Baker Tilly for tax compliance, tax advice and tax planning for Mesabi Trust for fiscal 2022 or fiscal 2021.

(d)         All Other Fees.

No other fees were paid to Baker Tilly for services provided to Mesabi Trust, other than those described in item (a), for fiscal 2022 or fiscal 2021.

Before an independent registered public accounting firm is engaged to perform audit and review services for the Trust, the Trustees approve the engagement.

PART IV

ITEM 15.          EXHIBIT AND FINANCIAL STATEMENT SCHEDULES.

(a) 1.     Financial Statements:

The following Financial Statements are incorporated in this Report by reference from the following pages of the Annual Report:

Trustees’ Report on Internal Control over Financial Reporting	Page F-2

Report of Independent Registered Public Accounting Firm	Page F-3

Balance Sheets as of January 31, 2022 and 2021	Page F-4

Statements of Income for the years ended January 31, 2022, 2021, and 2020	Page F-5

Statements of Unallocated Reserve and Trust Corpus for the years ended January 31, 2022, 2021, and 2020	Page F-6

Statements of Cash Flows for the years ended January 31, 2022, 2021, and 2020	Page F-7

Notes to Financial Statements	Pages F-8 - F-15

(a) 3.     Exhibits:

Item No.	Item	Filing Method

3 and 4(b)	Agreement of Trust dated as of July 18, 1961

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

10(g)	Amendment of Assignment, Assumption and Further Assignment of Peters Lease	Incorporated by reference from Exhibit A to Mesabi Trust’s Report on Form 8-K dated August 17, 1989. (filed on paper – hyperlink is not required pursuant to Rule 105 of Regulation S-T)

10(h)	Amendment of Assignment, Assumption and Further Assignments of Cloquet Lease	Incorporated by reference from Exhibit B to Mesabi Trust’s Report on Form 8-K dated August 17, 1989. (filed on paper – hyperlink is not required pursuant to Rule 105 of Regulation S-T)

10(i)	Summary Description of Trustees’ Compensation	Filed herewith.

13	Annual Report of the Trustees of Mesabi Trust for the fiscal year ended January 31, 2022	Filed herewith.

14	Trustees Code of Ethics	Incorporated by reference from Exhibit 14 to Mesabi Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004.

31	Certification of Corporate Trustee of Mesabi Trust pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

Item No.	Item	Filing Method

32	Certification of Corporate Trustee of Mesabi Trust pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

101.INS	Inline XBRL Instance Document	Filed herewith.

101.SCH	Inline XBRL Taxonomy Extension Schema	Filed herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	Filed herewith.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	Filed herewith.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	Filed herewith.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	Filed herewith.

104	Cover Page Interactive Data File	Embedded within the Inline XBRL document and contained in Exhibit 101

ITEM 16.          FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 27, 2022

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

/s/ Robert C. Berglund	April 27, 2022
Robert C. Berglund
Individual Trustee

/s/ James A. Ehrenberg	April 27, 2022
James A. Ehrenberg
Individual Trustee

/s/ Jeffrey Schoenfeld	April 27, 2022
Jeffrey Schoenfeld
Vice President
Deutsche Bank Trust Company Americas,
As Corporate Trustee of Mesabi Trust

/s/ Michael P. Mlinar	April 27, 2022
Michael P. Mlinar
Individual Trustee

/s/ Robin M. Radke	April 27, 2022
Robin M. Radke
Individual Trustee