Form 10-Q
period 2022-04-30
MESABI TRUST
filed 2022-06-13
CIK 65172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2022

or

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

As of June 10, 2022, there were 13,120,010 Units of Beneficial Interest in Mesabi Trust outstanding.

Forward-Looking Statements

Certain information included in this Quarterly Report on Form 10-Q contains, or incorporates by reference, not only historical information, but also “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934. All such forward-looking statements, including those statements regarding estimation of iron ore pellet production, shipments, pricing, royalties and other matters, are based on information from the lessee/operator (and its parent corporation) of the mine located on the lands owned and held in trust for the benefit of the holders of units of beneficial interest of Mesabi Trust (“Mesabi Trust” or the “Trust”). These statements may be identified by the use of forward-looking words, such as “may,” “will,” “could,” “project,” “predict,” “intend,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “should,” “assume,” “forecast” and other similar words. Such forward-looking statements are inherently subject to known and unknown risks and uncertainties. Actual results and future developments could differ materially from the results or developments expressed in or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, volatility of iron ore and steel prices, market supply and demand, competition, environmental hazards, health and safety conditions, regulation or government action, litigation, uncertainties about estimates of reserves, general adverse business and industry economic trends, uncertainties arising from war, terrorist events and other global events, higher or lower customer demand for steel and iron ore, decisions by mine operators regarding curtailments or idling production lines or entire plants, environmental compliance uncertainties, difficulties in obtaining and renewing necessary operating permits, higher imports of steel and iron ore substitutes, processing difficulties, consolidation and restructuring in the domestic steel market, market inputs tied to indexed price adjustment factors found in Cliffs’ Customer Contracts (as defined below) resulting in future adjustments to royalties payable to Mesabi Trust, and other factors. Further, substantial portions of royalties earned by Mesabi Trust are based on estimated prices that are subject to interim and final adjustments, which can be positive or negative, and are dependent in part on multiple price and inflation index factors under agreements to which Mesabi Trust is not a party and that are not known until after the end of a contract year. It is possible that future negative price adjustments could partially or even completely offset royalties or royalty income that would otherwise be payable to the Trust in any particular quarter, or at year-end, thereby potentially reducing cash available for distribution to the Trust’s Unitholders (as defined below) in future quarters.

For a discussion of the factors, including without limitation, those that could materially and adversely affect Mesabi Trust’s actual results and performance, see “Risk Factors” set forth on pages 4 through 16 of Mesabi Trust’s Annual Report for the year ended January 31, 2022, as updated by Part II, Item 1A of this Quarterly Report on Form 10-Q. These risks and uncertainties are not exclusive and further information concerning the Trust, including factors that potentially could materially affect our operating results, financial condition or the market price of the Units, may emerge from time to time. Mesabi Trust undertakes no obligation, other than that imposed by law, to make any revisions to the forward-looking statements contained in this filing or to update them to reflect circumstances occurring after the date of this filing. We advise you, however, to consult any further disclosures we make on related subjects in our future Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K and Current Reports on Form 8-K that we file with or furnish to the Securities and Exchange Commission.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements. (Note 1)

Mesabi Trust

Condensed Statements of Operations

Three Months Ended April 30, 2022 and 2021

	Three Months Ended
	April 30,
	2022	2021
	(unaudited)	(unaudited)
A. Condensed Statements of Operations

Revenues
Royalty income	$14,195,489	$9,402,167
Interest	759	484

Total revenues	14,196,248	9,402,651

Expenses	601,063	828,781

Net income	$13,595,185	$8,573,870

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING
Number of units outstanding	13,120,010	13,120,010

Net income per unit (Note 2)	$1.0362	$0.6535

Distributions declared per unit (Note 3)	$1.0400	$0.8900

See Notes to Condensed Financial Statements.

Mesabi Trust

Condensed Balance Sheets

April 30, 2022 and January 31, 2022

	April 30, 2022	January 31, 2022
	(unaudited)
B. Condensed Balance Sheets

Assets

Cash and cash equivalents	$37,866,017	$47,727,522

Accrued income receivable	2,313,994	4,631,510
Contract asset	4,402,490	1,431,633
Prepaid expenses	106,515	122,545
Current assets	44,689,016	53,913,210

Fixed property, including intangibles, at nominal values
Assignments of leased property

Amended assignment of Peters Lease	1	1

Assignment of Cloquet Leases	1	1

Certificate of beneficial interest for 13,120,010 units of Land Trust	1	1
	3	3

Total assets	$44,689,019	$53,913,213

Liabilities, Unallocated Reserve And Trust Corpus

Liabilities
Distribution payable	$13,644,810	$22,960,018
Accrued expenses	299,082	158,443
Total liabilities	13,943,892	23,118,461

Unallocated reserve	30,745,124	30,794,749

Trust corpus	3	3

Total liabilities, unallocated reserve and trust corpus	$44,689,019	$53,913,213

See Notes to Condensed Financial Statements.

Mesabi Trust

Condensed Statements of Cash Flows

Three Months Ended April 30, 2022 and 2021

	Three Months Ended
	April 30,
	2022	2021
	(unaudited)	(unaudited)
C. Condensed Statements of Cash Flows

Operating activities
Royalties received	$13,542,442	$6,340,033
Interest received	465	653
Expenses paid	(444,394)	(983,331)

Net cash from operating activities	13,098,513	5,357,355

Investing activities
Maturities of U.S. Government securities	—	41,116,392
Purchases of U.S. Government securities	—	(41,035,723)

Net cash from investing activities	—	80,669

Financing activity
Distributions to unitholders	(22,960,018)	(6,035,205)

Net change in cash and cash equivalents	(9,861,505)	(597,181)

Cash and cash equivalents, beginning of period	47,727,522	12,500,941

Cash and cash equivalents, end of period	$37,866,017	$11,903,760

Reconciliation of net income to net cash from operating activities

Net income	$13,595,185	$8,573,870
Decrease (increase) in accrued income receivable	2,317,516	(5,363,355)
Decrease (increase) in contract asset	(2,970,857)	177,251
Decrease in prepaid expense	16,030	2,859
Increase (decrease) in accrued expenses	140,639	(157,409)
Increase in contract liability	—	2,124,139

Net cash from operating activities	$13,098,513	$5,357,355

Non cash financing activity

Distributions declared and payable	$13,644,810	$11,676,809

See Notes to Condensed Financial Statements.

Mesabi Trust

Notes to Condensed Financial Statements

April 30, 2022 (Unaudited)

Note 1.  The financial statements and notes to the financial statements included herein have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Trustees, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the results of operations for the three months ended April 30, 2022 and 2021, (b) the financial position as of April 30, 2022 and (c) the cash flows for the three months ended April 30, 2022 and 2021, have been made. For further information, refer to the financial statements and footnotes included in Mesabi Trust’s Annual Report on Form 10-K for the year ended January 31, 2022.

Note 2.  Net income per unit is based on 13,120,010 units outstanding during the period.

The Trust accounts for revenue in accordance with ASC 606, Revenue from Contracts with Customers. All revenue is recognized as the performance obligations are satisfied. In accordance with the royalty agreement, the Trust recognizes revenue upon providing access to the lands and minerals only after the consideration that is entitled to be received is determinable. Historically, the Trust was not considered entitled to consideration for base and bonus royalties until product was shipped from Northshore. After the outcome of the 2021 arbitration, Cliffs changed its payment and pricing practices to deem the Trust entitled to payment upon production of all pellet grades to be sold for internal use by facilities owned by Cliffs or its subsidiaries. Due to this change in practice, for revenue recognition purposes, the Trust now recognizes revenue for internal use pellets upon production of those pellets, which is when Cliffs deems these pellets to be shipped under the royalty agreement. Pellets that are not designated for internal use by Cliffs, or its subsidiaries, continues to be recognized as revenue upon shipment from Silver Bay, Minnesota.

Disaggregation of Revenues

The following tables represent a disaggregation of revenue for the three months ended April 30, 2022 and April 30, 2021.

	Three Months Ended April 30,
	2022	2021
Base overriding royalties	$8,232,221	$5,639,153
Bonus royalties	5,722,327	3,572,341
Fee royalties	240,941	190,673
Total royalty income	$14,195,489	$9,402,167

Base overriding royalties

The performance obligation for the base overriding royalty consists of providing Northshore access to the Peters Lands, Cloquet Lands, and Mesabi Lands and the right to mine on these lands. The consideration to be received from this access relates to the volume of iron ore actually shipped to third parties, or deemed shipped upon production for internal use, by Northshore. Cliffs considers pellets designated for internal use by Cliffs to be “deemed shipped” upon production, entitling the Trust to payment under the provisions of the royalty agreement at this time. Mesabi Trust receives royalties at the greater of (i) the aggregate quantity of iron ore products shipped, or deemed shipped, that were mined from Mesabi Trust Lands, and (ii) a portion of the aggregate quantity of all iron ore products shipped, or deemed shipped, that were mined from any lands, such portion being 90% of the first four million tons shipped, or deemed shipped, during such year, 85% of the next two million tons shipped, or deemed shipped, during such year, and 25% of all tonnage shipped, or deemed shipped, during such year in excess of six million tons. The royalty percentage paid to the Trust increases as the aggregate tonnage of iron ore products shipped, or deemed shipped, attributable to the Trust, in any calendar year increases past each of the first four one-million ton volume thresholds. The base overriding royalties contain variable consideration, as the transaction price is based on a percentage that varies based on the total cumulative tons of iron ore shipped, or deemed shipped, for the calendar year. The Trust estimates the variable consideration it expects to be entitled to receive over the contractual period associated with the royalty agreement. Under the royalty agreement, measuring the total cumulative volumes of iron ore shipped, or deemed shipped, and the applicable royalty percentages, are reset at the beginning of each calendar year. The Trust evaluates the estimate of the variable consideration to determine whether the estimate needs to be constrained; therefore, the Trust includes the variable consideration in the transaction price only to the extent that it is probable that a significant reversal of the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. For the base overriding royalties, the Trust estimates the base overriding royalty percentage using the expected value method, which calculates the estimate based off the historical, current, and forecasted shipments. The Trust recognizes base overriding royalties on a quarterly basis based on the actual third party shipments and deemed shipments for internal use, for the fiscal quarter at the estimated royalty percentage as described above and based on the estimated prices for iron ore products sold under Cliffs’ Customer Contracts.

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

Accrued income receivable

The accrued income receivable is included in net income per unit. The Trust recorded $2,313,994 of accrued income receivable as reflected on the Condensed Balance Sheet as of April 30, 2022 (unaudited). As of January 31, 2022, the Trust recorded accrued income receivable of $4,631,510.

Contract asset and contract liability

The contract asset and contract liability are presented net in the accompanying condensed balance sheets as both the contract asset and contract liability are derived from one customer contract. A net contract asset in the amount of $4,402,490 is reflected on the Condensed Balance Sheet as of April 30, 2022 (unaudited). The net contract asset is made up of a contract asset in the amount of $4,402,490 and a contract liability in the amount of $0. As of January 31, 2022 the Trust recorded a net contract asset of $1,431,633, made up of a contract asset in the amount of $1,431,633 and no contract liability. The contract asset is based on the revenue recognized on the base overriding royalties, at the estimated prices for iron ore products sold under Cliffs’ Customer Contracts that will be collected in subsequent quarters as the uncertainty associated with the variable consideration is resolved. The contract asset is not available for distribution to the Unitholders until the applicable royalties are actually received by the Trust. The Trust includes estimated future royalty rates on current contracted volumes within contract asset. The contract liability represents iron ore that has not been shipped by Northshore, but for which the Trust has received a royalty payment based on an initial estimated price, or in certain instances, quarterly payment of minimum advance royalties. Upon the outcome of the 2021 arbitration, in the third fiscal quarter of the year ended January 31, 2022, and consistent with Cliffs payment and pricing practices, the Trust is entitled to payment upon production of pellets to be sold for internal use by facilities owned by Cliffs or its subsidiaries, and no longer defers recognition of payments by Cliffs on pellets produced. Revenue is recognized in accordance with the Trust’s revenue recognition policy at the estimated prices for iron ore products sold under Cliffs’ Customer Contracts as actual third party shipments and deemed shipments for internal use, of these products are made.

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

Note 4.  On April 15, 2022, the Trustees declared a distribution of $1.04 per Unit of Beneficial Interest payable on May 20, 2022 to Mesabi Trust Unitholders of record at the close of business on April 30, 2022.

On April 29, 2022, the Trustees received the quarterly royalty report of iron ore product during the calendar quarter ended March 31, 2022 from Cliffs, the parent company of Northshore.

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

As of April 30, 2022 and January 31, 2022, the unallocated cash and U.S. Government securities portion of the Trust’s Unallocated Reserve was comprised of the following components:

	April 30, 2022	January 31, 2022
Cash and U.S. Government securities	$37,866,017	$47,727,522
Distribution payable	(13,644,810)	(22,960,018)

Unallocated cash and U.S. Government securities	$24,221,207	$24,767,504

A reconciliation of the Trust’s Unallocated Reserve and Trust Corpus for the three months ended April 30, 2022 and 2021 is as follows:

	Unallocated	Trust
	Reserve	Corpus	Total
Balances as of January 31, 2022	$30,794,749	$3	$30,794,752

Net income	13,595,185	—	13,595,185
Distributions declared - $1.0400 per unit	(13,644,810)	—	(13,644,810)

Balances as of April 30, 2022	$30,745,124	$3	$30,745,127

	Unallocated	Trust
	Reserve	Corpus	Total
Balances as of January 31, 2021	$16,477,046	$3	$16,477,049

Net income	8,573,870	—	8,573,870
Distributions declared - $0.8900 per unit	(11,676,809)	—	(11,676,809)

Balances as of April 30, 2021	$13,374,107	$3	$13,374,110

Item 2. Trustees’ Discussion and Analysis of Financial Condition and Results of Operations.

This discussion should be read in conjunction with the condensed financial statements and notes presented in this Quarterly Report on Form 10-Q and the financial statements and notes in the last filed Annual Report on Form 10-K for the year ended January 31, 2022 for a full understanding of Mesabi Trust’s financial position and results of operations for the three months ended April 30, 2022.

All references in this discussion and in this Quarterly Report on Form 10-Q to iron ore products “shipped” shall include iron ore products that Cliffs actually ships from Silver Bay, Minnesota and/or iron ore products Cliffs deems shipped upon production. Similarly, all references in this discussion and in this Quarterly Report on Form 10-Q to “shipments” shall include Cliffs’ actual shipments of iron ore products and/Cliffs’ production of iron ore products it deems shipped. After the outcome of the 2021 arbitration, Cliffs changed its payment and pricing practices to deem the Trust entitled to payment upon production of all pellet grades to be sold for internal use by facilities owned by Cliffs or its subsidiaries. Due to this change in practice, for revenue recognition purposes, the Trust now recognizes revenue for internal use pellets upon production of those pellets, which is when Cliffs deems these pellets to be shipped under the royalty agreement. Pellets that are not designated for internal use by Cliffs, or its subsidiaries, continues to be recognized as revenue upon shipment from Silver Bay, Minnesota.

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

Three types of royalties, as well as royalty bonuses, comprise the Trust’s leasehold royalty income:

●	Base overriding royalties. Base overriding royalties have historically constituted the majority of the Trust’s royalty income. Base overriding royalties are determined by both the volume and selling price of iron ore products shipped. Northshore is obligated to pay the Trust base overriding royalties in varying amounts, based on the volume of iron ore products shipped. Base overriding royalties are calculated as a percentage of the gross proceeds of iron ore products produced at Mesabi Trust Lands (and to a limited extent other lands) and shipped. The percentage ranges from 2-1/2% of the gross proceeds for the first one million tons of iron ore products shipped annually to 6% of the gross proceeds for all iron ore products in excess of four million tons so shipped annually. Base overriding royalties are subject to interim and final price adjustments under some of the contracts among Northshore, Cliffs and certain of their customers (the “Cliffs’ Customer Contracts”) and, as described elsewhere in this report, such adjustments may be positive or negative.

●	Royalty bonuses. The Trust earns royalty bonuses when iron ore products shipped are sold at prices above a threshold price per ton. The royalty bonus is based on a percentage of the gross proceeds of product shipped. The threshold price is adjusted (but not below $30.00 per ton) on an annual basis for inflation and deflation (the “Adjusted Threshold Price”). The Adjusted Threshold Price was $58.58 per ton for calendar year 2021 and is $62.03 per ton for calendar year 2022. The royalty bonus percentage ranges from 1/2 of 1% of the gross proceeds (on all tonnage shipped for sale at prices between the Adjusted Threshold Price and $2.00 above the Adjusted Threshold Price) to 3% of the gross proceeds (on all tonnage shipped for sale at prices $10.00 or more above the Adjusted Threshold Price). Royalty bonuses are subject to price adjustments under Cliffs’ Customer Contracts and, as described elsewhere in this report, such adjustments may be positive or negative.

●	Fee royalties. Fee royalties have historically constituted a smaller component of the Trust’s total royalty income. Fee royalties are payable to the Mesabi Land Trust, a Minnesota land trust, which holds a 20% interest as fee owner in the Amended Assignment of Peters Lease. Mesabi Trust holds the entire beneficial interest in the Mesabi Land Trust for which U.S. Bank N.A. acts as the corporate trustee. Mesabi Trust receives the net income of the Mesabi Land Trust, which is generated from royalties on the amount of crude ore mined after the payment of expenses to U.S. Bank N.A. for its services as the corporate trustee. Crude ore is the source of iron oxides used to make iron ore pellets and other products. The fee royalty on crude ore is based on an agreed price per ton, subject to certain indexing.

●	Minimum advance royalties. Northshore’s obligation to pay base overriding royalties and royalty bonuses with respect to the sale of iron ore products generally accrues upon the shipment of those products. However, regardless of whether any shipment has occurred, Northshore is obligated to pay to Mesabi Trust a minimum advance royalty. Each year, the amount of the minimum advance royalty is adjusted (but not below $500,000 per annum) for inflation and deflation. The minimum advance royalty was $976,765 for calendar year 2021 and is $1,034,237 for calendar year 2022. Until overriding royalties (and royalty bonuses, if any) for a particular year equal or exceed the minimum advance royalty for the year, Northshore must make quarterly payments of up to 25% of the minimum advance royalty for the year. Because minimum advance royalties are essentially prepayments of base overriding royalties and royalty bonuses earned each year, any minimum advance royalties paid in a fiscal quarter are recouped by credits against base overriding royalties and royalty bonuses earned in later fiscal quarters during the year.

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

According to Cliffs’ SEC filings, certain of Cliffs’ third party customer supply agreements specify provisional price calculations, where the pricing mechanisms generally are based on market pricing, with the final revenue rate based on certain market inputs at a specified period in time in the future, per the terms of the supply agreements. Market inputs are tied to indexed price adjustment factors that are integral to the iron ore supply contracts and vary based on the agreement. The pricing adjustments generally operate in the same manner, with each factor typically comprising a portion of the price adjustment, although the weighting of each factor varies based upon the specific terms of each agreement. The price adjustment factors have been evaluated to determine if they qualify as embedded derivatives. The price adjustment factors share the same economic characteristics and risks as the host sales contract and are integral to the host sales contract as inflation adjustments; accordingly, they have not been separately valued as derivative instruments.

A portion of royalties expected to be paid to the Trust each year is also based on “spot“ sales of iron ore products sold by Northshore and Cliffs, where pricing is basically set at a fixed rate.

As also described elsewhere in this report, the Trust receives a bonus royalty equal to a percentage of the gross proceeds of iron ore products (mined from Mesabi Trust lands) shipped and sold at prices above the Adjusted Threshold Price. Although 99.5% of all the iron ore products shipped during calendar 2021 was sold at prices higher than the Adjusted Threshold Price, the Trustees are unable to project whether Cliffs will continue to be able to sell iron ore products at prices above the applicable Adjusted Threshold Price, entitling the Trust to any future bonus royalty payments.

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

Results of Operations

Comparison of Iron Ore Pellet Production and Shipments for the Three Months Ended April 30, 2022 and April 30, 2021

As shown in the table below, during the three months ended April 30, 2022, production of iron ore pellets at Northshore from Mesabi Trust Lands totaled 906,952 tons, and shipments over the same period totaled 906,952 tons. By comparison, pellet production and shipments for the comparable period in 2021 were 1,129,383 tons and 547,704 tons, respectively. The decrease in production is attributable to the anticipated future demand from Northshore’s customers as compared to the prior period. The increase in shipments is attributable to the anticipated current demand from Northshore’s customers as compared to the prior comparable period. For the three months ended April 30, 2022, approximately 99.7% of shipments originated from Trust lands.

	Pellets Produced from	Pellets Shipped from
	Trust Lands	Trust Lands
Three Months Ended	(Tons)	(Tons)
April 30, 2022	906,952	906,952
April 30, 2021	1,129,383	547,704

Comparison of Royalty Income for the Three Months Ended April 30, 2022 and April 30, 2021

As reflected in the table below, the Trust’s total royalty income for the three months ended April 30, 2022 increased by $4,793,322 to $14,195,489 as compared to the three months ended April 30, 2021. The increase in total royalty income is due to an increase in pricing and shipments of iron ore during the three months ended April 30, 2022, as compared to the three months ended April 30, 2021.

The table below shows that the base overriding royalties increased $2,593,068 and the bonus royalties increased by $2,149,986 for the three months ended April 30, 2022, as compared to the three months ended April 30, 2021. Fee royalties increased by $50,268 over the same period. The increase in the base overriding royalties and bonus royalties is attributable to an increase in pricing of iron ore and shipments as compared to the prior comparable period. The increase in the fee royalty amount is due to an increase in the amount of iron ore mined under the Peters Lease as well as an increase in the royalty rate in the current fiscal quarter as compared to the prior comparable period.

The table below summarizes the components of Mesabi Trust’s total royalty income for the three months ended April 30, 2022 and April 30, 2021, respectively:

	Three Months Ended April 30,
	2022	2021
Base overriding royalties	$8,232,221	$5,639,153
Bonus royalties	5,722,327	3,572,341
Fee royalties	240,941	190,673
Total royalty income	$14,195,489	$9,402,167

Comparison of Net Income, Expenses and Distributions for the Three Months Ended April 30, 2022 and April 30, 2021

Net income for the three months ended April 30, 2022 was $13,595,185, an increase of $5,021,315 as compared to the three months ended April 30, 2021. The increase in net income for the three months ended April 30, 2022 was primarily the result of an increase in pricing of iron ore and amount of shipments as compared to the three months ended April 30, 2021. The Trust’s expenses for the three months ended April 30, 2022 were $601,063, a decrease of $227,718 compared to the expenses for the three months ended April 30, 2021. The decrease in expenses was primarily attributable to a decrease in legal fees and expenses related to the arbitration that was completed during the fiscal year ended January 31, 2022. The table below summarizes the Trust’s income and expenses for the three months ended April 30, 2022 and April 30, 2021, respectively.

	Three Months Ended April 30,
	2022	2021
Total royalty income	$14,195,489	$9,402,167
Interest income	759	484
Total revenues	14,196,248	9,402,651
Expenses	601,063	828,781
Net income	$13,595,185	$8,573,870

As presented on the “Trust’s Condensed Statements of Operations” on page 3 of this quarterly report, the Trust’s net income per unit increased $0.3827 per unit to $1.0362 per unit for the fiscal quarter ended April 30, 2022 as compared to the fiscal quarter ended April 30, 2021. On April 15, 2022, the Trust declared a distribution of $1.04 per unit payable on May 20, 2022 to Unitholders of record on April 30, 2022. Comparatively, the Trust declared a distribution of $0.89 per unit to Unitholders in April 2021.

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

Comparison of Unallocated Reserve as of April 30, 2022, April 30, 2021 and January 31, 2022

As set forth in the table below, Unallocated Reserve increased from $13,374,107 as of April 30, 2021 to $30,745,124 as of April 30, 2022. The increase in Unallocated Reserve as of April 30, 2022, as compared to April 30, 2021, is primarily the result of an increase in the unallocated cash and U.S. Government securities and contract asset. The increase in the unallocated cash and U.S. Government securities is attributable to an increase in royalties received in the first quarter of 2022 as compared to the first quarter of 2021. The increase in the contract asset is the result of revenue recognized on the base overriding royalties as the uncertainty associated with the variable consideration is resolved over the course of the calendar year.

	April 30,		% increase
	2022	2021	(decrease)
Accrued Income Receivable	$2,313,994	$5,612,832	(58.8)%
Contract Asset	4,402,490	—	100.0%
Unallocated Cash and U.S. Government Securities	24,221,207	10,052,951	140.9%
Prepaid Expenses and (Accrued Expenses), net	(192,567)	(167,537)	14.9%
Contract Liability	—	(2,124,139)	(100.0)%
Unallocated Reserve	$30,745,124	$13,374,107	129.9%

It is possible that future negative price adjustments could offset, or even eliminate, future royalties or royalty income that would otherwise be payable to the Trust in any particular quarter, or at year end, thereby potentially reducing cash available for distribution to the Trust’s Unitholders in future quarters. See the discussion under the heading “Risk Factors” beginning on page 4 of the Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 2022 (filed April 27, 2022), as updated by Part II, Item 1A of this Quarterly Report on Form 10-Q.

The Trust’s Unallocated Reserve as of April 30, 2022 decreased by $49,625 to $30,745,124, as compared to the fiscal year ended January 31, 2022. The decrease in the Unallocated Reserve as of April 30, 2022, as compared to January 31, 2022, is primarily the result of a decrease in the unallocated cash and U.S. Government securities and accrued income receivable. The decrease in the unallocated cash and U.S. Government securities is attributable to a decrease in royalties received in the first quarter of 2022 as compared to the fourth quarter of 2021. The decrease in the accrued income receivable portion of the Unallocated Reserve is attributable to a decrease in shipments for the month ended April 30, 2022 as compared to the month ended January 31, 2022.

			% increase
	April 30, 2022	January 31, 2022	(decrease)
Accrued Income Receivable	$2,313,994	$4,631,510	(50.0)%
Contract Asset	4,402,490	1,431,633	207.5%
Unallocated Cash and U.S. Government Securities	24,221,207	24,767,504	(2.2)%
Prepaid Expenses and (Accrued Expenses), net	(192,567)	(35,898)	436.4%
Unallocated Reserve	$30,745,124	$30,794,749	(0.2)%

Each quarter, as authorized by the Agreement of Trust, the Trustees will reevaluate all relevant factors including all costs, expenses, obligations, and present and future liabilities of the Trust (whether fixed or contingent) in determining a prudent level of unallocated reserve in light of the unpredictable nature of the iron ore industry, current and projected future mining operations and current economic conditions. Although the actual amount of the Unallocated Reserve will fluctuate from time to time and may increase or decrease from its current level, it is currently anticipated that future distributions will be highly dependent upon royalty income as it is received and the level of Trust expenses. The amount of future royalty income available for distribution will be subject to the volume of iron ore product shipments and the dollar level of sales by Northshore. Shipping activity is greatly reduced during the winter months. The current idling of Northshore operations, which commenced May 1, 2022 and will continue until at least Fall 2022 and maybe beyond according to Cliffs, will reduce the Trust’s royalty income. Economic conditions, particularly those affecting the iron ore and steel industry arising from the COVID-19 pandemic, may adversely affect the amount and timing of such future shipments and sales. The Trustees will continue to monitor the economic and other circumstances of the Trust to strike a responsible balance between distributions to Unitholders and the need to maintain adequate reserves at a prudent level, given the unpredictable nature of the iron ore and steel industry, the Trust’s dependence on the actions of the lessee/operator, and the fact that the Trust essentially has no other liquid assets.

Recent Developments

Receipt of Quarterly Royalty Report and Royalty Payment

On April 29, 2022, the Trustees of Mesabi Trust received the quarterly royalty report of iron ore shipments out of Silver Bay, Minnesota during the quarter ended March 31, 2022 (the “Royalty Report”) from Cliffs, the parent company of Northshore, the owner.

As reported to Mesabi Trust by Cliffs in the Royalty Report, based on shipments of iron ore products by Northshore during the three months ended March 31, 2022, Mesabi Trust was credited with a base royalty of $6,032,086. For the three months ended March 31, 2022, Mesabi Trust was also credited with a bonus royalty in the amount of $7,055,223. The royalty payment received on April 29, 2022 also included an increase of $176,283 as a result of positive pricing adjustments to base and bonus royalty calculations related to changes in price estimates made in prior quarters. In addition, a royalty payment of $278,850 was paid to the Mesabi Land Trust. Accordingly, the total royalty payments received by Mesabi Trust on April 29, 2022 from Cliffs were $13,542,442.

The royalties paid to Mesabi Trust are based on the volume of iron ore pellets and other products produced or shipped during the quarter and the year to date, the pricing of iron ore product sales, and the percentage of iron ore pellet production and shipments from Mesabi Trust lands rather than from non-Mesabi Trust lands. In the first calendar quarter of 2022, Cliffs credited Mesabi Trust with 1,069,456 tons of iron ore shipped, as compared to 919,457 tons shipped during the first calendar quarter of 2021.

The volume of shipments of iron ore pellets (and other iron ore products) by Northshore varies from quarter to quarter and year to year based on a number of factors, including the requested delivery schedules of customers, general economic conditions in the iron ore industry, and weather conditions on the Great Lakes. Further, the prices under certain of Cliffs’ Customer Contracts, to which Mesabi Trust is not a party, are subject to interim and final pricing adjustments, dependent in part on multiple price and inflation index factors, some of which are not known until after the end of a contract year. These multiple factors can result in significant variations in royalties received by Mesabi Trust (and in turn, the resulting funds available for distribution to Unitholders by Mesabi Trust) from quarter to quarter and from year to year. These variations, which can be positive or negative, cannot be predicted by the Trustees of Mesabi Trust. Royalty payments anticipated to be received during the current year will continue to reflect pricing estimates for shipments of iron ore products that will be subject to positive or negative pricing adjustments. Based on the above factors, and as indicated by Mesabi Trust’s historical distribution payments, the royalties received by Mesabi Trust, and the distributions paid to Unitholders, if any, in any particular quarter are not necessarily indicative of royalties that will be received, or distributions that will be paid, if any, in any subsequent quarter or full year.

With respect to calendar year 2022, neither Northshore nor Cliffs has advised Mesabi Trust of its expected production or shipments of iron ore products, or what percentage of 2022 shipments will be from Mesabi Trust iron ore.

In the Cliffs’ Royalty Report, Cliffs stated that the royalty payments reported April 29, 2022 were based on estimated iron ore pellet prices under the Cliffs Pellet Agreements, which are subject to change. It is possible that future negative price adjustments could offset, or even eliminate, royalties or royalty income that would otherwise be payable to Mesabi Trust in any particular quarter, or at year end, thereby potentially reducing cash available for distribution to Mesabi Trust’s Unitholders in future quarters.

Commencement of Idling at Northshore Mining Company

As previously projected by Cliffs, on May 1, 2022 Cliffs commenced the idling of Northshore Mining Company at its operations in Babbitt and Silver Bay, Minnesota. Cliffs’ previous disclosures announced the idling would be for approximately four months, until at least fall 2022, and maybe beyond. This current idling of Northshore operations will reduce the Trust’s royalty income which, in turn, will reduce funds available for cash distributions to Unitholders.

Mesabi Trust Distribution Announcement

On April 15, 2022, the Trustees of Mesabi Trust declared a distribution of one dollar and four cents ($1.04) per Unit of Beneficial Interest payable on May 20, 2022 to Mesabi Trust Unitholders of record at the close of business on April 30, 2022. The distribution was paid as announced.

The amount of the Trust’s distribution declared in its April 15, 2022 announcement also reflected the Trustees’ determination that Mesabi Trust had sufficient cash reserves available to make such a distribution, while also increasing the Trust’s level of unallocated reserves in order for the Trust to be positioned to meet current and future expenses, and present and future liabilities (whether fixed or contingent) that may arise, including expenses that would be incurred by the Trust during any potentially prolonged period of idling of Northshore Mining operations based on Cliffs’ announcement to idle Northshore’s operations starting Spring 2022 and continuing through at least Fall 2022, and maybe beyond. The Trustees’ April 2022 determination to increase the Trust’s unallocated reserve also accounted for numerous other considerations, including uncertainties resulting from Cliffs’ announcement to make Northshore a swing operation as Cliffs’ Minorca operation becomes increasingly utilized, potential volatility in the iron ore and steel industries generally, national and global economic uncertainties, possible further disturbances from global unrest and potential impacts from possible further outbreaks of the coronavirus (COVID-19) pandemic.

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

Neither Mesabi Trust nor the Trustees have any control over the operations and activities of Northshore, except within the framework of the Amended Assignment of Peters Lease. Cliffs alone controls (i) historical operating data, including iron ore production volumes, decisions to reduce or idle the Northshore plant and mining operations, marketing of iron ore products, operating and capital expenditures as they relate to Northshore, environmental and other liabilities and the effects of regulatory changes; (ii) plans for Northshore’s future operating and capital expenditures; (iii) geological data relating to ore reserves; (iv) projected production of iron ore products; (v) contracts between Cliffs and Northshore with their customers; and (vi) the decision to mine off Mesabi Trust and/or state lands, based on Cliffs’ current mining and engineering plan. The Trustees do not exert any influence over mining operational decisions at Northshore, nor do the Trustees provide any input regarding the ore reserve estimated at Northshore as reported by Cliffs. While the Trustees request relevant information from Cliffs and Northshore in accordance with the royalty agreement for use in periodic reports as part of their evaluation of Mesabi Trust’s disclosure controls and procedures, the Trustees do not control this information and they rely on the information in Cliffs’ periodic and current filings with the SEC to provide accurate and timely information in Mesabi Trust’s reports filed with the SEC.

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

For a discussion of additional factors, including but not limited to those that could adversely affect Mesabi Trust’s actual results and performance, see “Risk Factors” set forth on pages 4 through 16 of Mesabi Trust’s Annual Report on Form 10-K for the fiscal year-ended January 31, 2022 (filed April 27, 2022).

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

There have been no material changes in the Trust’s critical accounting policies or significant accounting estimates during the three months ended April 30, 2022. For a complete description of the Trust’s significant accounting policies, please see Note 2 to the financial statements included in the Trust’s Annual Report on Form 10-K for the year ended January 31, 2022 (filed April 27, 2022).

Certain Tax Information

The Trust is not taxable as a corporation for federal or state income tax purposes and is instead qualified as a nontaxable grantor trust. Since the Trust’s inception, all net taxable income is annually attributable directly to Unitholders for tax purposes regardless of whether the income is distributed or retained by the Trust in its reserve account. As such, in lieu of the Trust paying income taxes, Unitholders report their pro rata share of the various items of Trust income and deductions on their income tax returns. This reporting is required whether or not the earnings of the Trust are distributed as to Unitholders. During calendar year 2021, any funds retained to increase the Trust’s unallocated reserve, which were derived from reportable royalty income, will nonetheless become taxable as reportable income to Unitholders, depending on each individual’s personal tax situation. Information regarding the background on the changes in the Trust’s unallocated reserve is described above under “Results of Operations — Comparison of Unallocated Reserve as of April 30, 2022, April 30, 2021 and January 31, 2022” beginning on page 12. Unitholders are encouraged to consult with their own tax advisors to plan for any financial impact related to this and to review their personal tax situations related to investing in, holding or selling units of beneficial interest in Mesabi Trust.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

The following Risk Factors supplement the Trust’s Risk Factors as described in “Risk Factors” as set forth in pages 4 to 16 of Mesabi Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 2022 (filed April 27, 2022).

Cliffs’ announced intentions to shift DR-grade pellet production away from Northshore, use Northshore as a swing operation and idle Northshore operations from time to time, including from Spring to at least Fall of 2022 (which commenced May 1, 2022), will, if and when each is implemented, reduce royalty income and, in turn, will reduce or potentially eliminate, funds available for distribution to unit holders.

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

On February 11, 2022, Cliffs held a conference call to discuss Cliffs’ full year and fourth-quarter 2021 earnings. During the call, Lourenco Goncalves disclosed “…with the use of additional scrap in our BOF’s [basic oxygen furnaces], our iron ore needs are not as high as before, and we no longer need to run our mines full out. When determining where to adjust production, our first look is at our cost structure. Because we are now able to produce DR-grade pellets at Minorca, and mainly due to the ridiculous royalty structure we have in place with the Mesabi Trust, we will be idling all production at our Northshore mine, starting in the Spring, carrying through at least to the Fall period, and maybe beyond. At Northshore, no production, no shipments, no royalty payments. We also acknowledge that our strategy to stretch hot metal, by adding increased amounts of scrap to the BOF’s is working extremely well. With more scrap in the BOF’s, we need fewer tons of hot metal to produce the same tonnage of liquid steel. As a consequence, the Northshore idle could go longer than currently planned.”

During Cliffs’ February 11, 2022 earnings call, Mr. Goncalves also said that, “Going forward, [Cliffs] will be limiting the tonnage of iron ore pellets we sell to third parties.”

Cliffs’ most recent Form 10-K for the fiscal year ended December 31, 2021 (filed with the SEC on February 11, 2022, the same day as Cliffs’ earnings call announcement about idling Northshore from spring to at least the fall period), described the planned idling at Northshore as follows:

“As announced in February 2022, it is anticipated that the Northshore mine will be temporarily idled for approximately four months during 2022.”

On May 1, 2022, Cliffs commenced the idling of Northshore Mining Company at its operations in Babbitt and Silver Bay, Minnesota, which will continue until at least Fall 2022 and maybe beyond, according to Cliffs.  The current idling of Northshore operations will reduce the Trust’s royalty income which, in turn, will reduce funds available for cash distributions to unitholders.

Cliffs had not previously notified the Trust of any of the aforementioned operational changes. Separately, Cliffs had not recently requested any changes to the royalty structure and has historically failed to engage in meaningful negotiations requested by Mesabi Trust to address the interpretation of the royalty structure. Pursuant to the Agreement of Trust, any change to the royalty structure would require an amendment to the royalty agreement, which would require the approval of the Trustees as well as approval of 66 2/3% in interest of the Trust Certificate Holders.

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

Operational decisions about when, how often and for how long to idle Northshore operations are solely in the control of Cliffs and Northshore. The Trustees are not notified in advance of such decisions to idle Northshore operations, and the Trustees cannot predict the frequency or duration of such idling events.

Accordingly, the announced future plans, if and when implemented by Cliffs, as well as the current idling could have a material adverse effect on Mesabi Trust’s future royalty revenue and could materially reduce or potentially eliminate funds available for cash distributions. In addition, the market price of the Trust’s Units, which are listed for trading on the New York Stock Exchange, could be negatively impacted, and the Trust’s ability to continue to meet the continued listing criteria of the NYSE could be compromised, and could result in delisting of our Units.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Mine Safety and Health Administration Safety Data. Pursuant to §1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, Cliffs started reporting information related to certain mine safety results at Northshore. This information is available in Part II, Item 4 of Cliffs’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, filed with the SEC on April 26, 2022.

Item 6. Exhibits.

(a)Exhibits

The following exhibits are being filed or furnished with this Quarterly Report on Form 10-Q:

Exhibit No.	Exhibit	Filing Method

31	Certification of Corporate Trustee of Mesabi Trust pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certification of Corporate Trustee of Mesabi Trust pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

99.1	Report of Baker Tilly US, LLP, dated June 13, 2022 regarding its review of the unaudited interim financial statements of Mesabi Trust as of and for the three months ended April 30, 2022	Filed herewith

101	Inline XBRL Instance Document	Filed herewith

104	Cover Page Interactive Data File	Embedded within the Inline XBRL document and contained in Exhibit 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MESABI TRUST
(Registrant)

	By:	DEUTSCHE BANK TRUST COMPANY AMERICAS
Corporate Trustee
Principal Administrative Officer and duly authorized signatory:*

June 13, 2022		By:	/s/ Chris Niesz
Name: Chris Niesz*
Title: Vice President

* There are no principal executive officers or principal financial officers of the registrant.