Form 10-Q
period 2022-07-31
MESABI TRUST
filed 2022-09-13
CIK 65172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2022

or

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

As of September 9, 2022, there were 13,120,010 Units of Beneficial Interest in Mesabi Trust outstanding.

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

For a discussion of the factors, including without limitation, those that could materially and adversely affect Mesabi Trust’s actual results and performance, see “Risk Factors” set forth on pages 4 through 16 of Mesabi Trust’s Annual Report for the year ended January 31, 2022, as updated by the “Risk Factors” as set forth on pages 16 and 17 of Mesabi Trust’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2022 (filed June 13, 2022) and Part II, Item 1A of this Quarterly Report on Form 10-Q. These risks and uncertainties are not exclusive and further information concerning the Trust, including factors that potentially could materially affect our operating results, financial condition or the market price of the Units, may emerge from time to time. Mesabi Trust undertakes no obligation, other than that imposed by law, to make any revisions to the forward-looking statements contained in this filing or to update them to reflect circumstances occurring after the date of this filing. We advise you, however, to consult any further disclosures we make on related subjects in our future Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K and Current Reports on Form 8-K that we file with or furnish to the Securities and Exchange Commission.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements. (Note 1)

Mesabi Trust

Condensed Statements of Operations

Three and Six Months Ended July 31, 2022 and 2021

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2022	2021	2022	2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
A. Condensed Statements of Operations

Revenues
Royalty income (loss)	$(4,401,049)	$27,744,036	$9,794,440	$37,146,203
Interest	34,238	179	34,997	663

Total revenues (loss)	(4,366,811)	27,744,215	9,829,437	37,146,866

Expenses	490,560	988,185	1,091,623	1,816,966

Net income (loss)	$(4,857,371)	$26,756,030	$8,737,814	$35,329,900

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING
Number of units outstanding	13,120,010	13,120,010	13,120,010	13,120,010

Net income (loss) per unit (Note 2)	$(0.3702)	$2.0393	$0.6660	$2.6928

Distributions declared per unit (Note 3)	$0.8400	$0.0900	$1.8800	$0.9800

See Notes to Condensed Financial Statements.

Mesabi Trust

Condensed Balance Sheets

July 31, 2022 and January 31, 2022

	July 31, 2022	January 31, 2022
	(unaudited)
B. Condensed Balance Sheets

Assets

Cash and cash equivalents	$2,452,860	$47,727,522

U.S. Government securities, at amortized cost (which approximates fair value)	23,336,687	—

Accrued income receivable	9,476	4,631,510
Contract asset	—	1,431,633
Prepaid expenses	299,485	122,545
Current assets	26,098,508	53,913,210

Fixed property, including intangibles, at nominal values
Assignments of leased property

Amended assignment of Peters Lease	1	1

Assignment of Cloquet Leases	1	1

Certificate of beneficial interest for 13,120,010 units of Land Trust	1	1
	3	3

Total assets	$26,098,511	$53,913,213

Liabilities, Unallocated Reserve And Trust Corpus

Liabilities
Distribution payable	$11,020,810	$22,960,018
Accrued expenses	210,755	158,443
Total liabilities	11,231,565	23,118,461

Unallocated reserve	14,866,943	30,794,749

Trust corpus	3	3

Total liabilities, unallocated reserve and trust corpus	$26,098,511	$53,913,213

See Notes to Condensed Financial Statements.

Mesabi Trust

Condensed Statements of Cash Flows

Six Months Ended July 31, 2022 and 2021

	Six Months Ended
	July 31,
	2022	2021
	(unaudited)	(unaudited)
C. Condensed Statements of Cash Flows

Operating activities
Royalties received	$15,857,438	$25,835,075
Interest received	25,666	797
Expenses paid	(1,216,251)	(2,221,401)

Net cash from operating activities	14,666,853	23,614,471

Investing activities
Maturities of U.S. Government securities	49,166,956	50,942,392
Purchases of U.S. Government securities	(72,503,643)	(41,035,723)

Net cash from (used for) investing activities	(23,336,687)	9,906,669

Financing activity
Distributions to unitholders	(36,604,828)	(17,712,014)

Net change in cash and cash equivalents	(45,274,662)	15,809,126

Cash and cash equivalents, beginning of period	47,727,522	12,500,941

Cash and cash equivalents, end of period	$2,452,860	$28,310,067

Reconciliation of net income to net cash from operating activities

Net income	$8,737,814	$35,329,900
Decrease (increase) in accrued income receivable	4,622,034	(12,385,176)
Decrease in contract asset	1,431,633	177,251
Increase in prepaid expense	(176,940)	(193,751)
Increase (decrease) in accrued expenses	52,312	(210,684)
Increase in contract liability	—	896,931

Net cash from operating activities	$14,666,853	$23,614,471

Non cash financing activity

Distributions declared and payable	$11,020,810	$1,180,801

See Notes to Condensed Financial Statements.

Mesabi Trust

Notes to Condensed Financial Statements

July 31, 2022 (Unaudited)

Note 1.  The financial statements and notes to the financial statements included herein have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Trustees, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the results of operations for the three and six months ended July 31, 2022 and 2021, (b) the financial position as of July 31, 2022 and (c) the cash flows for the six months ended July 31, 2022 and 2021, have been made. For further information, refer to the financial statements and footnotes included in Mesabi Trust’s Annual Report on Form 10-K for the year ended January 31, 2022.

Note 2.  Net income per unit is based on 13,120,010 units outstanding during the period.

The Trust accounts for revenue in accordance with ASC 606, Revenue from Contracts with Customers. All revenue is recognized as the performance obligations are satisfied. In accordance with the royalty agreement, the Trust recognizes revenue upon providing access to the lands and minerals only after the consideration that is entitled to be received is determinable. Historically, the Trust was not considered entitled to consideration for base and bonus royalties until product was shipped from Northshore. After the outcome of the 2021 arbitration, Cleveland-Cliffs Inc. (“Cliffs”) changed its payment and pricing practices to deem the Trust entitled to payment upon production of all pellet grades to be sold for internal use by facilities owned by Cliffs or its subsidiaries. Due to this change in practice, for revenue recognition purposes, the Trust now recognizes revenue for internal use pellets upon production of those pellets, which is when Cliffs deems these pellets to be shipped under the royalty agreement. Pellets that are not designated for internal use by Cliffs, or its subsidiaries, continues to be recognized as revenue upon shipment from Silver Bay, Minnesota.

Investments

The Trust invests solely in U.S. Government Securities. The Trustees determine the appropriate classifications of the securities at the time they are acquired and evaluate the appropriateness of such classifications as of each balance sheet date.

The U.S. Government Securities are classified as held-to-maturity securities as the Trust has the positive intent and ability to hold to maturity and are therefore stated at amortized cost.

Disaggregation of Revenues

The following tables represent a disaggregation of revenue for the three and six months ended July 31, 2022 and July 31, 2021.

	Three Months Ended July 31,
	2022	2021
Base overriding royalties	$(4,402,501)	$16,645,464
Bonus royalties	(10)	10,910,823
Fee royalties	1,462	187,749
Total royalty income (loss)	$(4,401,049)	$27,744,036

	Six Months Ended July 31,
	2022	2021
Base overriding royalties	$3,829,720	$22,284,617
Bonus royalties	5,722,317	14,483,164
Fee royalties	242,403	378,422
Total royalty income	$9,794,440	$37,146,203

Base overriding royalties

The performance obligation for the base overriding royalty consists of providing Northshore access to the Peters Lands, Cloquet Lands, and Mesabi Lands and the right to mine on these lands. The consideration to be received from this access relates to the volume of iron ore actually shipped to third parties, or deemed shipped upon production for internal use, by Northshore. Cliffs considers pellets designated for internal use by Cliffs to be “deemed shipped” upon production, entitling the Trust to payment under the provisions of the royalty agreement at this time. Mesabi Trust receives royalties at the greater of (i) the aggregate quantity of iron ore products shipped, or deemed shipped, that were mined from Mesabi Trust Lands, and (ii) a portion of the aggregate quantity of all iron ore products shipped, or deemed shipped, that were mined from any lands, such portion being 90% of the first four million tons shipped, or deemed shipped, during such year, 85% of the next two million tons shipped, or deemed shipped, during such year, and 25% of all tonnage shipped, or deemed shipped, during such year in excess of six million tons. The royalty percentage paid to the Trust increases as the aggregate tonnage of iron ore products shipped, or deemed shipped, attributable to the Trust, in any calendar year increases past each of the first four one-million ton volume thresholds. The base overriding royalties contain variable consideration, as the transaction price is based on a percentage that varies based on the total cumulative tons of iron ore shipped, or deemed shipped, for the calendar year. The Trust estimates the variable consideration it expects to be entitled to receive over the contractual period associated with the royalty agreement. Under the royalty agreement, measuring the total cumulative volumes of iron ore shipped, or deemed shipped, and the applicable royalty percentages, are reset at the beginning of each calendar year. The Trust evaluates the estimate of the variable consideration to determine whether the estimate needs to be constrained; therefore, the Trust includes the variable consideration in the transaction price only to the extent that it is probable that a significant reversal of the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. For the base overriding royalties, the Trust estimates the base overriding royalty percentage using the expected value method, which calculates the estimate based off the historical, current, and forecasted shipments. The Trust recognizes base overriding royalties on a quarterly basis based on the actual third party shipments and deemed shipments for internal use, for the fiscal quarter at the estimated royalty percentage as described above and based on the estimated prices for iron ore products sold under Cliffs’ Customer Contracts. On July 22, 2022, subsequent to the filing of the Trust’s first quarter 10-Q, Cliffs announced that it was extending the ongoing idle at Northshore through at least April of 2023. Based on the change in the anticipated timing of the current idling of Northshore operations, the Trust’s estimate of the variable consideration relating to base overriding royalties to be received was determined to be constrained, and all variable consideration expected to be received through the end of the fiscal year was reversed in the current quarter as a result of this constrained estimate, resulting in negative base overriding royalties for the current fiscal quarter.

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

Accrued income receivable

The accrued income receivable is included in net income per unit. The Trust recorded $9,476 of accrued income receivable as reflected on the Condensed Balance Sheet as of July 31, 2022 (unaudited). As of January 31, 2022, the Trust recorded accrued income receivable of $4,631,510.

Contract asset and contract liability

The contract asset and contract liability are presented net in the accompanying condensed balance sheets as both the contract asset and contract liability are derived from one customer contract. A net contract asset in the amount of $0 is reflected on the Condensed Balance Sheet as of July 31, 2022 (unaudited). The net contract asset is made up of a contract asset in the amount of $0 and a contract liability in the amount of $0. As of January 31, 2022 the Trust recorded a net contract asset of $1,431,633, made up of a contract asset in the amount of $1,431,633 and no contract liability. The contract asset is based on the revenue recognized on the base overriding royalties, at the estimated prices for iron ore products sold under Cliffs’ Customer Contracts that will be collected in subsequent quarters as the uncertainty associated with the variable consideration is resolved. The contract asset is not available for distribution to the Unitholders until the applicable royalties are actually received by the Trust. The Trust includes estimated future royalty rates on current contracted volumes within contract asset. As of July 31, 2022 the contract asset was $0 due to the constrained variable consideration as discussed in the base overriding royalties note above. The contract liability represents iron ore that has not been shipped by Northshore, but for which the Trust has received a royalty payment based on an initial estimated price, or in certain instances, quarterly payment of minimum advance royalties. Upon the outcome of the 2021 arbitration, in the third fiscal quarter of the year ended January 31, 2022, and consistent with Cliffs payment and pricing practices, the Trust is entitled to payment upon production of pellets to be sold for internal use by facilities owned by Cliffs or its subsidiaries, and no longer defers recognition of payments by Cliffs on pellets produced. Revenue is recognized in accordance with the Trust’s revenue recognition policy at the estimated prices for iron ore products sold under Cliffs’ Customer Contracts as actual third party shipments and deemed shipments for internal use, of these products are made.

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

Note 4.  On July 15, 2022, the Trustees declared a distribution of $0.84 per Unit of Beneficial Interest payable on August 20, 2022 to Mesabi Trust Unitholders of record at the close of business on July 30, 2022.

On July 29, 2022, the Trustees received the quarterly royalty report of iron ore product during the calendar quarter ended June 30, 2022 from Cliffs, the parent company of Northshore.

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

As of July 31, 2022 and January 31, 2022, the unallocated cash and U.S. Government securities portion of the Trust’s Unallocated Reserve was comprised of the following components:

	July 31, 2022	January 31, 2022
Cash and U.S. Government securities	$25,789,547	$47,727,522
Distribution payable	(11,020,810)	(22,960,018)

Unallocated cash and U.S. Government securities	$14,768,737	$24,767,504

A reconciliation of the Trust’s Unallocated Reserve and Trust Corpus for the three and six months ended July 31, 2022 and 2021 is as follows:

	Unallocated	Trust
	Reserve	Corpus	Total
Balances as of January 31, 2022	$30,794,749	$3	$30,794,752

Net income	8,737,814	—	8,737,814
Distributions declared - $1.8800 per unit	(24,665,620)	—	(24,665,620)

Balances as of July 31, 2022	$14,866,943	$3	$14,866,946

	Unallocated	Trust
	Reserve	Corpus	Total
Balances as of April 30, 2022	$30,745,124	$3	$30,745,127

Net loss	(4,857,371)	—	(4,857,371)
Distributions declared - $0.8400 per unit	(11,020,810)	—	(11,020,810)

Balances as of July 31, 2022	$14,866,943	$3	$14,866,946

	Unallocated	Trust
	Reserve	Corpus	Total
Balances as of January 31, 2021	$16,477,046	$3	$16,477,049

Net income	35,329,900	—	35,329,900
Distributions declared - $0.9800 per unit	(12,857,610)	—	(12,857,610)

Balances as of July 31, 2021	$38,949,336	$3	$38,949,339

	Unallocated	Trust
	Reserve	Corpus	Total
Balances at April 30, 2021	$13,374,107	$3	$13,374,110

Net income	26,756,030	—	26,756,030
Distributions declared - $0.0900 per unit	(1,180,801)	—	(1,180,801)

Balances as of July 31, 2021	$38,949,336	$3	$38,949,339

Item 2. Trustees’ Discussion and Analysis of Financial Condition and Results of Operations.

This discussion should be read in conjunction with the condensed financial statements and notes presented in this Quarterly Report on Form 10-Q and the financial statements and notes in the last filed Annual Report on Form 10-K for the year ended January 31, 2022 for a full understanding of Mesabi Trust’s financial position and results of operations for the three and six months ended July 31, 2022.

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

Three types of royalties, as well as royalty bonuses, comprise the Trust’s leasehold royalty income:

●	Base overriding royalties. Base overriding royalties have historically constituted the majority of the Trust’s royalty income. Base overriding royalties are determined by both the volume and selling price of iron ore products shipped. Northshore is obligated to pay the Trust base overriding royalties in varying amounts, based on the volume of iron ore products shipped. Base overriding royalties are calculated as a percentage of the gross proceeds of iron ore products produced at Mesabi Trust Lands (and to a limited extent other lands) and shipped. The percentage ranges from 2-1/2% of the gross proceeds for the first one million tons of iron ore products shipped annually to 6% of the gross proceeds for all iron ore products in excess of four million tons shipped annually. Base overriding royalties are subject to interim and final price adjustments under some of the contracts among Northshore, Cliffs and certain of their customers (the “Cliffs’ Customer Contracts”) and, as described elsewhere in this report, such adjustments may be positive or negative.

●	Royalty bonuses. The Trust earns royalty bonuses when iron ore products shipped are sold at prices above a threshold price per ton. The royalty bonus is based on a percentage of the gross proceeds of product shipped. The threshold price is adjusted (but not below $30.00 per ton) on an annual basis for inflation and deflation (the “Adjusted Threshold Price”). The Adjusted Threshold Price was $58.58 per ton for calendar year 2021 and is $62.03 per ton for calendar year 2022. The royalty bonus percentage ranges from 1/2 of 1% of the gross proceeds (on all tonnage shipped for sale at prices between the Adjusted Threshold Price and $2.00 above the Adjusted Threshold Price) to 3% of the gross proceeds (on all tonnage shipped for sale at prices $10.00 or more above the Adjusted Threshold Price). Royalty bonuses are subject to price adjustments under Cliffs’ Customer Contracts and, as described elsewhere in this report, such adjustments may be positive or negative.

●	Fee royalties. Fee royalties have historically constituted a smaller component of the Trust’s total royalty income. Fee royalties are payable to the Mesabi Land Trust, a Minnesota land trust, which holds a 20% interest as fee owner in the Amended Assignment of Peters Lease. Mesabi Trust holds the entire beneficial interest in the Mesabi Land Trust for which U.S. Bank N.A. acts as the corporate trustee. Mesabi Trust receives the net income of the Mesabi Land Trust, which is generated from royalties on the amount of crude ore mined after the payment of expenses to U.S. Bank N.A. for its services as the corporate trustee. Crude ore is the source of iron oxides used to make iron ore pellets and other products. The fee royalty on crude ore is based on an agreed price per ton, subject to certain indexing.

●	Minimum advance royalties. Northshore’s obligation to pay base overriding royalties and royalty bonuses with respect to the sale of iron ore products generally accrues upon the shipment of those products. However, regardless of whether any shipment has occurred, Northshore is obligated to pay to Mesabi Trust a minimum advance royalty. Each year, the amount of the minimum advance royalty is adjusted (but not below $500,000 per annum) for inflation and deflation. The minimum advance royalty was $976,765 for calendar year 2021 and is $1,034,237 for calendar year 2022. Until overriding royalties (and royalty bonuses, if any) for a particular year equal or exceed the minimum advance royalty for the year, Northshore must make quarterly payments of up to 25% of the minimum advance royalty for the year. Because minimum advance royalties are essentially prepayments of base overriding royalties and royalty bonuses earned each year, any minimum advance royalties paid in a fiscal quarter are recouped by credits against base overriding royalties and royalty bonuses earned in later fiscal quarters during the year.

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

Results of Operations

Comparison of Iron Ore Pellet Production and Shipments for the Three and Six Months Ended July 31, 2022 and July 31, 2021

As shown in the table below, during the three months ended July 31, 2022, production of iron ore pellets at Northshore from Mesabi Trust Lands totaled – zero tons, and shipments over the same period totaled – zero tons. By comparison, pellet production and shipments for the comparable period in 2021 were 1,157,588 tons and 1,446,876 tons, respectively. The decrease in production and shipments is attributable to the ongoing idling of Northshore’s facilities during the current period as compared to the prior period.

	Pellets Produced from	Pellets Shipped from
	Trust Lands	Trust Lands
Three Months Ended	(Tons)	(Tons)
July 31, 2022	—	—
July 31, 2021	1,157,588	1,446,876

As shown in the table below, during the six months ended July 31, 2022, production of iron ore pellets at Northshore from Mesabi Trust Lands totaled 906,952 tons, and shipments over the same period totaled 906,952 tons. By comparison, pellet production and shipments for the comparable period in 2021 were 2,286,971 tons and 1,994,580 tons, respectively. The decrease in production and shipments is attributable to the idling of Northshore’s facilities during the current period as compared to the prior period. For the six months ended July 31, 2022, approximately 99.7% of shipments originated from Trust lands.

	Pellets Produced from	Pellets Shipped from
	Trust Lands	Trust Lands
Six Months Ended	(Tons)	(Tons)
July 31, 2022	906,952	906,952
July 31, 2021	2,286,971	1,994,580

Comparison of Royalty Income for the Three and Six Months Ended July 31, 2022 and July 31, 2021

As reflected in the table below, the Trust’s total royalty income for the three months ended July 31, 2022 decreased by $32,145,085 to ($4,401,049) as compared to the three months ended July 31, 2021. The decrease in total royalty income is due to the idling of Northshore’s facilities during the three months ended July 31, 2022, as compared to the three months ended July 31, 2021. In addition, see further discussion in Note 2 regarding base overriding royalties and the impact of the idling of Northshore’s facilities through at least April 2023.

The table below shows that the base overriding royalties decreased $21,047,965 and the bonus royalties decreased by $10,910,833 for the three months ended July 31, 2022, as compared to the three months ended July 31, 2021. Fee royalties decreased by $186,287 over the same period. The decrease in the base overriding royalties, bonus royalties and fee royalties is attributable to the idling of Northshore’s facilities in the current period as compared to the prior comparable period.

The table below summarizes the components of Mesabi Trust’s total royalty income for the three months ended July 31, 2022 and July 31, 2021, respectively:

	Three Months Ended July 31,
	2022	2021
Base overriding royalties	$(4,402,501)	$16,645,464
Bonus royalties	(10)	10,910,823
Fee royalties	1,462	187,749
Total royalty income (loss)	$(4,401,049)	$27,744,036

As reflected in the table below, the Trust’s total royalty income for the six months ended July 31, 2022 decreased by $27,351,763 to $9,794,440 as compared to the six months ended July 31, 2021. The decrease in total royalty income is attributable to the idling of Northshore’s facilities during the six months ended July 31, 2022, as compared to the six months ended July 31, 2021.

The table below shows that the base overriding royalties decreased $18,454,897 and the bonus royalties decreased by $8,760,847 for the six months ended July 31, 2022, as compared to the six months ended July 31, 2021. Fee royalties decreased by $136,019 over the same period. The decrease in the base overriding royalties, bonus royalties and fee royalties is attributable to the idling of Northshore’s facilities in the current period as compared to the prior comparable period.

The table below summarizes the components of Mesabi Trust’s total royalty income for the six months ended July 31, 2022 and July 31, 2021, respectively:

	Six Months Ended July 31,
	2022	2021
Base overriding royalties	$3,829,720	$22,284,617
Bonus royalties	5,722,317	14,483,164
Fee royalties	242,403	378,422
Total royalty income	$9,794,440	$37,146,203

Comparison of Net Income, Expenses and Distributions for the Three and Six Months Ended July 31, 2022 and July 31, 2021

Net income for the three months ended July 31, 2022 was ($4,857,371), a decrease of $31,613,401 as compared to the three months ended July 31, 2021. The decrease in net income for the three months ended July 31, 2022 was due to the idling of Northshore’s facilities during the current period as compared to the three months ended July 31, 2021. The Trust’s expenses for the three months ended July 31, 2022 were $490,560, a decrease of $497,625 compared to the expenses for the three months ended July 31, 2021. The decrease in expenses was primarily attributable to a decrease in legal fees and expenses related to the arbitration that was completed during the fiscal year ended January 31, 2022. The table below summarizes the Trust’s income and expenses for the three months ended July 31, 2022 and July 31, 2021, respectively.

	Three Months Ended July 31,
	2022	2021
Total royalty income (loss)	$(4,401,049)	$27,744,036
Interest income	34,238	179
Total revenues (loss)	(4,366,811)	27,744,215
Expenses	490,560	988,185
Net income (loss)	$(4,857,371)	$26,756,030

Net income for the six months ended July 31, 2022 was $8,737,814, a decrease of $26,592,086 as compared to the six months ended July 31, 2021. The decrease in net income for the six months ended July 31, 2022 was due to the idling of Northshore’s facilities during the current period as compared to the six months ended July 31, 2021. The Trust’s expenses for the six months ended July 31, 2022 were $1,091,623, a decrease of $725,343 compared to the expenses for the six months ended July 31, 2022. The decrease in expenses was primarily attributable to a decrease in legal fees and expenses related to the arbitration that was completed during the fiscal year ended January 31, 2022. The table below summarizes the Trust’s income and expenses for the six months ended July 31, 2022 and July 31, 2021, respectively.

	Six Months Ended July 31,
	2022	2021
Total royalty income	$9,794,440	$37,146,203
Interest income	34,997	663
Total revenues	9,829,437	37,146,866
Expenses	1,091,623	1,816,966
Net income	$8,737,814	$35,329,900

As presented on the “Trust’s Condensed Statements of Operations” on page 3 of this quarterly report, the Trust’s net income per unit decreased $2.4095 per unit to ($0.3702) per unit for the fiscal quarter ended July 31, 2022 as compared to the fiscal quarter ended July 31, 2021. On July 15, 2022, the Trust declared a distribution of $0.84 per unit payable on August 20, 2022 to Unitholders of record on July 30, 2022. Comparatively, the Trust declared a distribution of $0.09 per unit to Unitholders in July 2021. During the six months ended July 31, 2022 and July 31, 2021 the Trust had declared distributions of $1.88 and $0.98 per unit, respectively.

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

Comparison of Unallocated Reserve as of July 31, 2022, July 31, 2021 and January 31, 2022

As set forth in the table below, Unallocated Reserve decreased from $38,949,336 as of July 31, 2021 to $14,866,943 as of July 31, 2022. The decrease in Unallocated Reserve as of July 31, 2022, as compared to July 31, 2021, is primarily the result of a decrease in the unallocated cash and U.S. Government securities and accrued income receivable. The decrease in the unallocated cash and U.S. Government securities is attributable to a decrease in royalties received in the second quarter of 2022 as compared to the second quarter of 2021. The decrease in the accrued income receivable portion of the Unallocated Reserve is attributable to a decrease in shipments for the month ended July 31, 2022 as compared to the month ended July 31, 2021.

	July, 31		% increase
	2022	2021	(decrease)
Accrued Income Receivable	$9,476	$12,634,653	(99.9)%
Unallocated Cash and U.S. Government Securities	14,768,737	27,129,266	(45.6)%
Prepaid Expenses and (Accrued Expenses), net	88,730	82,348	7.8%
Contract Liability	—	(896,931)	(100.0)%
Unallocated Reserve	$14,866,943	$38,949,336	(61.8)%

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

The Trust’s Unallocated Reserve as of July 31, 2022 decreased by $15,927,806 to $14,866,943, as compared to the fiscal year ended January 31, 2022. The decrease in the Unallocated Reserve as of July 31, 2022, as compared to January 31, 2022, is primarily the result of a decrease in the unallocated cash and U.S. Government securities and accrued income receivable. The decrease in the unallocated cash and U.S. Government securities is attributable to a decrease in royalties received in the second quarter of 2022 as compared to the fourth quarter of 2021. The decrease in the accrued income receivable portion of the Unallocated Reserve is attributable to a decrease in shipments for the month ended July 31, 2022 as compared to the month ended January 31, 2022.

			% increase
	July 31, 2022	January 31, 2022	(decrease)
Accrued Income Receivable	$9,476	$4,631,510	(99.8)%
Contract Asset	—	1,431,633	(100.0)%
Unallocated Cash and U.S. Government Securities	14,768,737	24,767,504	(40.4)%
Prepaid Expenses and (Accrued Expenses), net	88,730	(35,898)	(347.2)%
Unallocated Reserve	$14,866,943	$30,794,749	(51.7)%

Each quarter, as authorized by the Agreement of Trust, the Trustees will reevaluate all relevant factors including all costs, expenses, obligations, and present and future liabilities of the Trust (whether fixed or contingent) in determining a prudent level of unallocated reserve in light of the unpredictable nature of the iron ore industry, current and projected future mining operations and current economic conditions. Although the actual amount of the Unallocated Reserve will fluctuate from time to time and may increase or decrease from its current level, it is currently anticipated that future distributions will be highly dependent upon royalty income as it is received and the level of Trust expenses. The amount of future royalty income available for distribution will be subject to the volume of iron ore product shipments and the dollar level of sales by Northshore. Shipping activity is greatly reduced during the winter months. The current idling of Northshore operations, which commenced May 1, 2022 and will continue until at least April 2023 and maybe beyond according to Cliffs, will reduce the Trust’s royalty income, which in turn will reduce, or potentially eliminate, funds available for distribution to Unitholders. Economic conditions, particularly those affecting the iron ore and steel industry arising from the COVID-19 pandemic, may adversely affect the amount and timing of such future shipments and sales. The Trustees will continue to monitor the economic and other circumstances of the Trust to strike a responsible balance between distributions to Unitholders and the need to maintain adequate reserves at a prudent level, given the unpredictable nature of the iron ore and steel industry, the Trust’s dependence on the actions of the lessee/operator, and the fact that the Trust essentially has no other liquid assets.

Recent Developments

Receipt of Quarterly Royalty Report and Royalty Payment

On July 29, 2022, the Trustees of Mesabi Trust received the quarterly royalty report of iron ore shipments out of Silver Bay, Minnesota during the quarter ended June 30, 2022 (the “Royalty Report”) from Cliffs, the parent company of Northshore, and the Trust received a royalty payment, as summarized below.

As reported to Mesabi Trust by Cliffs in the Royalty Report, based on shipments of iron ore products by Northshore during the three months ended June 30, 2022, Mesabi Trust was credited with a base royalty of $1,222,786. For the three months ended June 30, 2022, Mesabi Trust was also credited with a bonus royalty in the amount of $1,048,102. No adjustments were taken by Cliffs for the quarter. In addition, a royalty payment of $44,106 was paid to the Mesabi Land Trust. Accordingly, the total royalty payments received by Mesabi Trust on July 29, 2022 from Cliffs were $2,314,994.

The royalties paid to Mesabi Trust are based on the volume of iron ore pellets produced or shipped during the quarter and the year to date, the pricing of iron ore product sales, and the percentage of iron ore pellet shipments from Mesabi Trust lands rather than from non-Mesabi Trust lands. In the second calendar quarter of 2022, Cliffs credited Mesabi Trust with 198,495 tons of iron ore shipped, as compared to 1,393,902 tons shipped during the second calendar quarter of 2021. For the first and second calendar quarters of 2022, Cliffs reported no third party sales.

The volume of iron ore pellets (and other iron ore products) produced and shipped by Northshore varies from quarter to quarter and year to year based on a number of factors, including the requested delivery schedules of customers, general economic conditions in the iron ore industry, production schedules, Cliffs’ decisions to idle Northshore operations and weather conditions on the Great Lakes. Further, the prices of some iron ore products sold under some of the contracts among Northshore, Cliffs and certain of their customers, to which Mesabi Trust is not a party, are subject to interim and final pricing adjustments, dependent in part on multiple price and inflation index factors, some of which are not known until after the end of a contract year. The factors that could result in price adjustments include changes in the Platts Prices, hot-rolled coil steel price, the Atlantic Basin pellet premium, published Platts international indexed freight rates and changes in specified producer price indices, including those for industrial commodities, fuel and steel. These multiple factors can result in significant variations in royalties received by Mesabi Trust (and in turn, the resulting funds available for distribution to Unitholders by Mesabi Trust) from quarter to quarter and from year to year. These variations, which can be positive or negative, cannot be predicted by the Trustees of Mesabi Trust. Royalty payments anticipated to be received during the current year will continue to reflect pricing estimates for shipments of iron ore products that will be subject to positive or negative pricing adjustments pursuant to customer contracts. Based on the above factors, and as indicated by Mesabi Trust’s historical distribution payments, the royalties received by Mesabi Trust, and the distributions paid to Unitholders, if any, in any particular quarter are not necessarily indicative of royalties that will be received, or distributions that will be paid, if any, in any subsequent quarter or full year.

In the Cliffs’ Royalty Report, Cliffs stated that the royalty payments being reported were based on estimated iron ore pellet prices that are subject to change. It is possible that future negative price adjustments could offset, or even eliminate, royalties or royalty income that would otherwise be payable to Mesabi Trust in any particular quarter, or at year end, thereby potentially reducing cash available for distribution to Mesabi Trust’s Unitholders in future quarters.

Cliffs’ Announced Plan to extend the Current Idling of all Operations at Northshore Mining Company until at least April 2023

As previously announced, on July 22, 2022, Cliffs held a conference call to discuss Cliffs’ second-quarter 2022 earnings. During the call, Lourenco Goncalves, Chairman, President, and Chief Executive Officer of Cliffs, disclosed “… we are now extending the ongoing idle at our Northshore swing facility to at least April of next year. With the increased use of scrap company-wide in our steel making operations made possible by the acquisition of FPT last year, the pellets from Northshore are not needed at this time. Rather than deplete this finite resource for the benefit of the Mesabi Trust and its so-called unit holders, we will keep Northshore idle until we decide otherwise.”

Cliffs’ announcement during its July 22, 2022 earnings call follows comments made by Cliffs’ CEO on October 22, 2021, about its plans to shift DR-grade pellet production away from Northshore and into Minorca, making Northshore a swing operation and idling the Northshore operations from time to time, and on February 11, 2022 to idle all production at the Northshore mine, starting in the spring, carrying through at least to the fall period, and maybe beyond. Cliffs had not previously notified Mesabi Trust of any of the aforementioned operational changes. Further, Cliffs has not recently requested any changes to the royalty structure, which is governed by a 1989 royalty agreement, and Cliffs has historically failed to engage in meaningful negotiations requested by Mesabi Trust to address the interpretations of the royalty structure. Finally, since Cliffs’ announcements that began in October 2021, Mesabi Trust has not received requests from Cliffs or any other party to discuss renegotiation of the 1989 royalty agreement.

As previously disclosed by Mesabi Trust, Cliffs’ current idling of Northshore operations, and the announced extended idling of these operations through at least April 2023, will result in a reduction to the Trust’s royalty income which, in turn, will reduce, or potentially eliminate, funds available for cash distribution to Unitholders.

Mesabi Trust notes that the existing 1989 royalty agreement was bargained for and agreed to by Mesabi and Cyprus Northshore (predecessor to Northshore Mining Company), and then approved by Mesabi Trust unitholders, to facilitate the resumption of operations following the three-year idling due to the bankruptcy of Reserve Mining. The existing royalty structure provided Cyprus Northshore with the benefit of lower royalty payments at start-up, and when market conditions were poor and unfavorable, and in return it allowed Mesabi Trust the opportunity to receive higher royalty payments when market conditions were favorable.

Mesabi Trust notes that any change to the existing royalty structure would require an amendment to the royalty agreement, which would require the approval of the Trustees as well as approval of 66 2/3% in interest of the Trust Certificate Holders.

The Trustees of Mesabi Trust also wish to clarify that with respect to royalties, the royalty agreement also provides that regardless of whether any production or shipment of iron ore pellets has occurred, Northshore is obligated to pay Mesabi Trust a minimum advance royalty. Each year, the amount of the minimum advance royalty is adjusted (but not below $500,000 per annum) for inflation and deflation. The minimum advance royalty was $964,659 for calendar year 2020, was $976,765 for calendar year 2021 and is $1,034,237 for calendar year 2022. Until overriding royalties (and royalty bonuses, if any,) for a particular year equal or exceed the minimum advance royalty for the year, Northshore must make quarterly payments of up to 25% of the minimum advance royalty for the year. Because minimum advance royalties are essentially pre-payments of base overriding royalty and royalty bonuses (if any) earned during the year each year, any minimum advance royalties paid in a fiscal quarter are recouped by credits against base overriding royalties and royalty bonuses earned in later fiscal quarters during the year.

Mesabi Trust Distribution Announcement

On July 15, 2022, the Trustees of Mesabi Trust declared a distribution of eighty-four cents ($0.84) per Unit of Beneficial Interest payable on August 20, 2022 to Mesabi Trust Unitholders of record at the close of business on July 30, 2022. The distribution was paid as announced.

The Trust’s distribution announcement also reflects the Trustees’ determination that Mesabi Trust presently has sufficient cash reserves available to make such a distribution while also increasing the Trust’s level of unallocated reserves in order for the Trust to be positioned to meet current and future expenses, and present and future liabilities (whether fixed or contingent) that may arise, including expenses incurred by the Trust during any potentially prolonged period of idling of Northshore operations (which currently have been idled by Cliffs since May 1, 2022 and is anticipated to continue through at least April 2023, and maybe beyond). The Trustees have received no updates on Cliffs plans concerning Northshore operations. The Trustees’ determination to increase the Trust’s unallocated reserve also takes into account numerous other factors, including uncertainties resulting from Cliffs’ announcement to make Northshore a swing operation as Cliffs’ Minorca operation becomes increasingly utilized, potential volatility in the iron ore and steel industries generally, national and global economic uncertainties, possible further disturbances from global unrest and the potential impacts from further outbreaks of the coronavirus (COVID-19) pandemic.

U.S. Circuit Court of Appeals Decision regarding 2016 Mine Safety and Health Act Violation at Northshore Mining

On August 22, 2022, the United States Court of Appeals for the Eighth Circuit issued a decision finding that Northshore Mining Company “flagrantly” violated a federal mining safety law when it had miners work on a walkway with known repair issues. A section of the walkway at its Silver Bay pellet plant had failed in September 2016, injuring one worker. The Eighth Circuit remanded to the Federal Mine Safety and Health Review Commission for consideration of whether the penalty amount for the violation should be reassessed in light of the “flagrant” designation.

In its decision, the Eighth Circuit also ruled that two section managers were individually liable for the violation as they knew about the walkway issues but failed to make necessary repairs.

Forward-looking Statements

This report contains certain forward-looking statements based on Cliffs’ publicly announced plans with respect to DR-grade pellet production, third party sales, and use of Northshore in the future, which statements are intended to be made under the safe harbor protections of the Private Securities Litigation Reform Act of 1995, as amended. Cliffs’ implementation of, or changes to, these plans are beyond Mesabi Trust’s control. As such, such statements are subject to risks and uncertainties, which could cause actual results to differ materially. Additional information concerning these and other risks and uncertainties is contained in Mesabi Trust’s filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the fiscal year ended January 31, 2022 (filed April 27, 2022) and Quarterly Report on Form 10-Q for the quarter ended April 30, 2022 (filed June 13, 2022). Mesabi Trust undertakes no obligation to publicly update or revise any of the forward-looking statements made herein to reflect events or circumstances after the date hereof.

In accordance with general instruction B.2 to Form 8-K, the information in this Form 8-K shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section.

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

There have been no material changes in the Trust’s critical accounting policies or significant accounting estimates during the three months ended July 31, 2022. For a complete description of the Trust’s significant accounting policies, please see Note 2 to the financial statements included in the Trust’s Annual Report on Form 10-K for the year ended January 31, 2022 (filed April 27, 2022).

Certain Tax Information

The Trust is not taxable as a corporation for federal or state income tax purposes and is instead qualified as a nontaxable grantor trust. Since the Trust’s inception, all net taxable income is annually attributable directly to Unitholders for tax purposes regardless of whether the income is distributed or retained by the Trust in its reserve account. As such, in lieu of the Trust paying income taxes, Unitholders report their pro rata share of the various items of Trust income and deductions on their income tax returns. This reporting is required whether or not the earnings of the Trust are distributed as to Unitholders. During calendar year 2021, any funds retained to increase the Trust’s unallocated reserve, which were derived from reportable royalty income, will nonetheless become taxable as reportable income to Unitholders, depending on each individual’s personal tax situation. Information regarding the background on the changes in the Trust’s unallocated reserve is described above under “Results of Operations — Comparison of Unallocated Reserve as of July 31, 2022, July 31, 2021 and January 31, 2022” beginning on page 12. Unitholders are encouraged to consult with their own tax advisors to plan for any financial impact related to this and to review their personal tax situations related to investing in, holding or selling units of beneficial interest in Mesabi Trust.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

The following Risk Factor supplements the Trust’s Risk Factors as described in “Risk Factors” as set forth in pages 4 to 16 of Mesabi Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 2022 (filed April 27, 2022), and the “Risk Factor” as set forth on pages 16 and 17 of Mesabi Trust’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2022 (filed June 13, 2022).

Cliffs Announced Plan to extend the Current Idling of all Operations at Northshore Mining Company until at least April 2023, together with other Cliffs’ Announcements regarding Northshore earlier this year, if implemented, will reduce royalty income paid to the Trust and, in turn, will reduce, or potentially eliminate, funds available for distribution to unit holders.

As previously disclosed, on July 22, 2022, Cliffs, parent of Northshore, the lessee/operator of the leased lands upon which Mesabi Trust is dependent for its royalties, held a conference call to discuss Cliffs’ second-quarter 2022 earnings. During the call, Lourenco Goncalves, Chairman, President, and Chief Executive Officer of Cliffs, disclosed “… we are now extending the ongoing idle at our Northshore swing facility to at least April of next year. With the increased use of scrap company-wide in our steel making operations made possible by the acquisition of FPT last year, the pellets from Northshore are not needed at this time. Rather than deplete this finite resource for the benefit of the Mesabi Trust and its so-called unit holders, we will keep Northshore idle until we decide otherwise.”

Cliffs’ announcement during its July 22, 2022 earnings call follows comments made by Cliffs’ CEO on October 22, 2021, about its plans to shift DR-grade pellet production away from Northshore and into Minorca, making Northshore a swing operation and idling the Northshore operations from time to time, and on February 11, 2022 to idle all production at the Northshore mine, starting in the spring, carrying through at least to the fall period, and maybe beyond. Cliffs had not previously notified Mesabi Trust of any of the aforementioned operational changes. Further, Cliffs has not recently requested any changes to the royalty structure, which is governed by a 1989 royalty agreement, and Cliffs has historically failed to engage in meaningful negotiations requested by Mesabi Trust to address the interpretations of the royalty structure. Finally, since Cliffs’ announcements that began in October 2021, Mesabi Trust has not received requests from Cliffs or any other party to discuss renegotiation of the 1989 royalty agreement.

As previously disclosed by Mesabi Trust, Cliffs’ current idling of Northshore operations, and the announced extended idling through at least April 2023, will result in a reduction to the Trust’s royalty income which, in turn, will reduce or potentially eliminate funds available for cash distribution to Unitholders.

Mesabi Trust notes that the existing 1989 royalty agreement was bargained for and agreed to by Mesabi and Cyprus Northshore (predecessor to Northshore Mining Company), and then approved by Mesabi Trust unitholders, to facilitate the resumption of operations following the three-year idling due to the bankruptcy of Reserve Mining. The existing royalty structure provided Cyprus Northshore with the benefit of lower royalty payments at start-up, and when market conditions were poor and unfavorable, and in return it allowed Mesabi Trust the opportunity to receive higher royalty payments when market conditions were favorable.

Mesabi Trust notes that any change to the existing royalty structure would require an amendment to the royalty agreement, which would require the approval of the Trustees as well as approval of 66 2/3% in interest of the Trust Certificate Holders.

The Trustees of Mesabi Trust also wish to clarify that with respect to royalties, the royalty agreement also provides that regardless of whether any production or shipment of iron ore pellets has occurred, Northshore is obligated to pay Mesabi Trust a minimum advance royalty. Each year, the amount of the minimum advance royalty is adjusted (but not below $500,000 per annum) for inflation and deflation. The minimum advance royalty was $964,659 for calendar year 2020, was $976,765 for calendar year 2021 and is $1,034,237 for calendar year 2022. Until overriding royalties (and royalty bonuses, if any,) for a particular year equal or exceed the minimum advance royalty for the year, Northshore must make quarterly payments of up to 25% of the minimum advance royalty for the year. Because minimum advance royalties are essentially pre-payments of base overriding royalty and royalty bonuses (if any) earned during the year each year, the minimum advance royalties paid in a fiscal quarter each year are recouped by credits against base overriding royalties and royalty bonuses earned in later fiscal quarters during the year.

Operational decisions about when, how often and for how long to idle Northshore operations are solely in the control of Cliffs and Northshore. The Trustees are not notified in advance of such decisions to idle Northshore operations, and the Trustees cannot predict the frequency or duration of such idling events.

Accordingly, the announced future plans, when implemented by Cliffs, as well as the current extended idling could have a material adverse effect on Mesabi Trust’s future royalty revenue and could materially reduce or potentially eliminate funds available for cash distributions. In addition, the market price of the Trust’s Units, which are listed for trading on the New York Stock Exchange, could be negatively impacted, and the Trust’s ability to continue to meet the continued listing criteria of the NYSE could be compromised, and could result in delisting of our Units.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Mine Safety and Health Administration Safety Data. Pursuant to §1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, Cliffs started reporting information related to certain mine safety results at Northshore. This information is available in Part II, Item 4 of Cliffs’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, filed with the SEC on July 26, 2022.

U.S. Circuit Court of Appeals Decision regarding 2016 Mine Safety and Health Act Violation at Northshore Mining

On August 22, 2022, the United States Court of Appeals for the Eighth Circuit issued a decision finding that Northshore Mining Company “flagrantly” violated a federal mining safety law when it had miners work on a walkway with known repair issues. A section of the walkway at its Silver Bay pellet plant had failed in September 2016, injuring one worker. The Eighth Circuit remanded to the Federal Mine Safety and Health Review Commission for consideration of whether the penalty amount for the violation should be reassessed in light of the “flagrant” designation.

In its decision, the Eighth Circuit also ruled that two section managers were individually liable for the violation as they knew about the walkway issues but failed to make necessary repairs.

Item 6. Exhibits.

(a)Exhibits

The following exhibits are being filed or furnished with this Quarterly Report on Form 10-Q:

Exhibit No.	Exhibit	Filing Method

31	Certification of Corporate Trustee of Mesabi Trust pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certification of Corporate Trustee of Mesabi Trust pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

99.1	Report of Baker Tilly US, LLP, dated September 13, 2022 regarding its review of the unaudited interim financial statements of Mesabi Trust as of and for the three and six months ended July 31, 2022	Filed herewith

101	Inline XBRL Instance Document	Filed herewith

104	Cover Page Interactive Data File	Embedded within the Inline XBRL document and contained in Exhibit 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MESABI TRUST
(Registrant)

	By:	DEUTSCHE BANK TRUST COMPANY AMERICAS
Corporate Trustee
Principal Administrative Officer and duly authorized signatory:*

September 13, 2022		By:	/s/ Chris Niesz
Name: Chris Niesz*
Title: Vice President

* There are no principal executive officers or principal financial officers of the registrant.