Form 10-Q
period 2022-10-31
MESABI TRUST
filed 2022-12-13
CIK 65172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2022

or

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

As of December 10, 2022, there were 13,120,010 Units of Beneficial Interest in Mesabi Trust outstanding.

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

For a discussion of the factors, including without limitation, those that could materially and adversely affect Mesabi Trust’s actual results and performance, see “Risk Factors” set forth on pages 4 through 16 of Mesabi Trust’s Annual Report for the year ended January 31, 2022, as updated by the “Risk Factors” as set forth on pages 19 and 20 of Mesabi Trust’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2022 (filed September 13, 2022), and as set forth on pages 16 and 17 of Mesabi Trust’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2022 (filed June 13, 2022) and Part II, Item 1A of this Quarterly Report on Form 10-Q. These risks and uncertainties are not exclusive and further information concerning the Trust, including factors that potentially could materially affect our operating results, financial condition or the market price of the Units, may emerge from time to time. Mesabi Trust undertakes no obligation, other than that imposed by law, to make any revisions to the forward-looking statements contained in this filing or to update them to reflect circumstances occurring after the date of this filing. We advise you, however, to consult any further disclosures we make on related subjects in our future Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K and Current Reports on Form 8-K that we file with or furnish to the Securities and Exchange Commission.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements. (Note 1)

Mesabi Trust

Condensed Statements of Operations

Three and Nine Months Ended October 31, 2022 and 2021

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2022	2021	2022	2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
A. Condensed Statements of Operations

Revenues
Royalty income	$—	$15,836,180	$9,794,440	$52,982,383
Interest	84,681	522,027	119,678	522,690

Total revenues	84,681	16,358,207	9,914,118	53,505,073

Expenses	498,373	365,301	1,589,996	2,182,267

Net income (loss)	$(413,692)	$15,992,906	$8,324,122	$51,322,806

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING
Number of units outstanding	13,120,010	13,120,010	13,120,010	13,120,010

Net income (loss) per unit (Note 2)	$(0.0315)	$1.2190	$0.6345	$3.9118

Distributions declared per unit (Note 3)	$-	$1.4200	$1.8800	$2.4000

See Notes to Condensed Financial Statements.

Mesabi Trust

Condensed Balance Sheets

October 31, 2022 and January 31, 2022

	October 31, 2022	January 31, 2022
	(unaudited)
B. Condensed Balance Sheets

Assets

Cash and cash equivalents	$14,504,539	$47,727,522

Accrued income receivable	34,460	4,631,510
Contract asset	—	1,431,633
Prepaid expenses	210,318	122,545
Current assets	14,749,317	53,913,210

Fixed property, including intangibles, at nominal values
Assignments of leased property

Amended assignment of Peters Lease	1	1

Assignment of Cloquet Leases	1	1

Certificate of beneficial interest for 13,120,010 units of Land Trust	1	1
	3	3

Total assets	$14,749,320	$53,913,213

Liabilities, Unallocated Reserve And Trust Corpus

Liabilities
Distribution payable	$—	$22,960,018
Accrued expenses	296,066	158,443
Total liabilities	296,066	23,118,461

Unallocated reserve	14,453,251	30,794,749

Trust corpus	3	3

Total liabilities, unallocated reserve and trust corpus	$14,749,320	$53,913,213

See Notes to Condensed Financial Statements.

Mesabi Trust

Condensed Statements of Cash Flows

Nine Months Ended October 31, 2022 and 2021

	Nine Months Ended
	October 31,
	2022	2021
	(unaudited)	(unaudited)
C. Condensed Statements of Cash Flows

Operating activities
Royalties received	$15,857,438	$44,366,652
Interest received	85,363	522,705
Expenses paid	(1,540,146)	(2,544,191)

Net cash from operating activities	14,402,655	42,345,166

Investing activities
Maturities of U.S. Government securities	84,858,549	50,942,392
Purchases of U.S. Government securities	(84,858,549)	(41,035,723)

Net cash from investing activities	—	9,906,669

Financing activity
Distributions to unitholders	(47,625,638)	(18,892,815)

Net change in cash and cash equivalents	(33,222,983)	33,359,020

Cash and cash equivalents, beginning of period	47,727,522	12,500,941

Cash and cash equivalents, end of period	$14,504,539	$45,859,961

Reconciliation of net income to net cash from operating activities

Net income	$8,324,122	$51,322,806
Decrease (increase) in accrued income receivable	4,597,050	(8,241,597)
Decrease (increase) in contract asset	1,431,633	(374,119)
Increase in prepaid expense	(87,773)	(107,937)
Increase (decrease) in accrued expenses	137,623	(253,987)

Net cash from operating activities	$14,402,655	$42,345,166

Non cash financing activity

Distributions declared and payable	$—	$18,630,414

See Notes to Condensed Financial Statements.

Mesabi Trust

Notes to Condensed Financial Statements

October 31, 2022 (Unaudited)

Note 1.  The condensed financial statements and notes to the condensed financial statements included herein have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Trustees, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the results of operations for the three and nine months ended October 31, 2022 and 2021, (b) the financial position as of October 31, 2022 and (c) the cash flows for the nine months ended October 31, 2022 and 2021, have been made. For further information, refer to the financial statements and footnotes included in Mesabi Trust’s Annual Report on Form 10-K for the year ended January 31, 2022.

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

Disaggregation of Revenues

The following tables represent a disaggregation of revenue for the three and nine months ended October 31, 2022 and October 31, 2021.

	Three Months Ended October 31,
	2022	2021
Base overriding royalties	$—	$9,644,501
Bonus royalties	—	5,981,907
Fee royalties	—	209,772
Total royalty income	$—	$15,836,180

	Nine Months Ended October 31,
	2022	2021
Base overriding royalties	$3,829,720	$31,929,119
Bonus royalties	5,722,317	20,465,070
Fee royalties	242,403	588,194
Total royalty income	$9,794,440	$52,982,383

Base overriding royalties

The performance obligation for the base overriding royalty consists of providing Northshore access to the Peters Lands, Cloquet Lands, and Mesabi Lands and the right to mine on these lands. The consideration to be received from this access relates to the volume of iron ore actually shipped to third parties, or deemed shipped upon production for internal use, by Northshore. Cliffs considers pellets designated for internal use by Cliffs to be “deemed shipped” upon production, entitling the Trust to payment under the provisions of the royalty agreement at this time. Mesabi Trust receives royalties at the greater of (i) the aggregate quantity of iron ore products shipped, or deemed shipped, that were mined from Mesabi Trust Lands, and (ii) a portion of the aggregate quantity of all iron ore products shipped, or deemed shipped, that were mined from any lands, such portion being 90% of the first four million tons shipped, or deemed shipped, during such year, 85% of the next two million tons shipped, or deemed shipped, during such year, and 25% of all tonnage shipped, or deemed shipped, during such year in excess of six million tons. The royalty percentage paid to the Trust increases as the aggregate tonnage of iron ore products shipped, or deemed shipped, attributable to the Trust, in any calendar year increases past each of the first four one-million ton volume thresholds. The base overriding royalties contain variable consideration, as the transaction price is based on a percentage that varies based on the total cumulative tons of iron ore shipped, or deemed shipped, for the calendar year. The Trust estimates the variable consideration it expects to be entitled to receive over the contractual period associated with the royalty agreement. Under the royalty agreement, measuring the total cumulative volumes of iron ore shipped, or deemed shipped, and the applicable royalty percentages, are reset at the beginning of each calendar year. The Trust evaluates the estimate of the variable consideration to determine whether the estimate needs to be constrained; therefore, the Trust includes the variable consideration in the transaction price only to the extent that it is probable that a significant reversal of the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. For the base overriding royalties, the Trust estimates the base overriding royalty percentage using the expected value method, which calculates the estimate based off the historical, current, and forecasted shipments. The Trust recognizes base overriding royalties on a quarterly basis based on the actual third party shipments and deemed shipments for internal use, for the fiscal quarter at the estimated royalty percentage as described above and based on the estimated prices for iron ore products sold under Cliffs’ Customer Contracts. On July 22, 2022, subsequent to the filing of the Trust’s first quarter 10-Q, Cliffs announced that it was extending the ongoing idle at Northshore through at least April of 2023. Based on the change in the anticipated timing of the idling of Northshore operations, the Trust’s estimate of the variable consideration relating to base overriding royalties to be received was determined to be constrained, and all variable consideration expected to be received through the end of the fiscal year was reversed in the prior quarter as a result of this constrained estimate, resulting in negative base overriding royalties for the prior fiscal quarter.

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

Accrued income receivable

The accrued income receivable is included in net income per unit. The Trust recorded $34,460 of accrued income receivable as reflected on the Condensed Balance Sheet as of October 31, 2022 (unaudited). As of January 31, 2022, the Trust recorded accrued income receivable of $4,631,510.

Contract asset and contract liability

The contract asset and contract liability are presented net in the accompanying condensed balance sheets as both the contract asset and contract liability are derived from one customer contract. The contract asset is based on the revenue recognized on the base overriding royalties, at the estimated prices for iron ore products sold under Cliffs’ Customer Contracts that will be collected in subsequent quarters as the uncertainty associated with the variable consideration is resolved. The contract asset is not available for distribution to the Unitholders until the applicable royalties are actually received by the Trust. The Trust includes estimated future royalty rates on current contracted volumes within contract asset. As of October 31, 2022, the contract asset was $0 due to the constrained variable consideration as discussed in the base overriding royalties note above. As of January 31, 2022, the contract asset recognized by the Trust was $1,431,633. The contract liability represents iron ore that has not been shipped by Northshore, but for which the Trust has received a royalty payment based on an initial estimated price, or in certain instances, quarterly payment of minimum advance royalties. Upon the outcome of the 2021 arbitration, in the third fiscal quarter of the year ended January 31, 2022, and consistent with Cliffs payment and pricing practices, the Trust is entitled to payment upon production of pellets to be sold for internal use by facilities owned by Cliffs or its subsidiaries, and no longer defers recognition of payments by Cliffs on pellets produced. Revenue is recognized in accordance with the Trust’s revenue recognition policy at the estimated prices for iron ore products sold under Cliffs’ Customer Contracts as actual third party shipments and deemed shipments for internal use, of these products are made. Accordingly, there was no contract liability recognized by the Trust as of October 31, 2022 and January 31, 2022, respectively.

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

Note 4.  On October 14, 2022, the Trustees declared no distribution per Unit of Beneficial Interest.

On October 28, 2022, the Trustees received the quarterly royalty report of iron ore product during the calendar quarter ended September 30, 2022 from Cliffs, the parent company of Northshore.

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

As of October 31, 2022 and January 31, 2022, the unallocated cash and U.S. Government securities portion of the Trust’s Unallocated Reserve was comprised of the following components:

	October 31, 2022	January 31, 2022
Cash and U.S. Government securities	$14,504,539	$47,727,522
Distribution payable	—	(22,960,018)

Unallocated cash and U.S. Government securities	$14,504,539	$24,767,504

A reconciliation of the Trust’s Unallocated Reserve and Trust Corpus for the three and nine months ended October 31, 2022 and 2021 is as follows:

	Unallocated	Trust
	Reserve	Corpus	Total
Balances as of January 31, 2022	$30,794,749	$3	$30,794,752

Net income	8,324,122	—	8,324,122
Distributions declared - $1.8800 per unit	(24,665,620)	—	(24,665,620)

Balances as of October 31, 2022	$14,453,251	$3	$14,453,254

	Unallocated	Trust
	Reserve	Corpus	Total
Balances as of July 31, 2022	$14,866,943	$3	$14,866,946

Net loss	(413,692)	—	(413,692)
Distributions declared - $0.00 per unit	—	—	—

Balances as of October 31, 2022	$14,453,251	$3	$14,453,254

	Unallocated	Trust
	Reserve	Corpus	Total
Balances as of January 31, 2021	$16,477,046	$3	$16,477,049

Net income	51,322,806	—	51,322,806
Distributions declared - $2.4000 per unit	(31,488,024)	—	(31,488,024)

Balances as of October 31, 2021	$36,311,828	$3	$36,311,831

	Unallocated	Trust
	Reserve	Corpus	Total
Balances at July 31, 2021	$38,949,336	$3	$38,949,339

Net income	15,992,906	—	15,992,906
Distributions declared - $1.4200 per unit	(18,630,414)	—	(18,630,414)

Balances as of October 31, 2021	$36,311,828	$3	$36,311,831

Item 2. Trustees’ Discussion and Analysis of Financial Condition and Results of Operations.

This discussion should be read in conjunction with the condensed financial statements and notes presented in this Quarterly Report on Form 10-Q and the financial statements and notes in the last filed Annual Report on Form 10-K for the year ended January 31, 2022 for a full understanding of Mesabi Trust’s financial position and results of operations for the three and nine months ended October 31, 2022.

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

During the course of its typical fiscal year, some portion of royalties expected to be paid to Mesabi Trust is based in part on estimated prices for certain iron ore products sold under some of the Cliffs’ Customer Contracts. Some of the Cliffs’ Customer Contracts use estimated prices which are subject to interim and final pricing adjustments, which can be positive or negative, and which adjustments are dependent in part on multiple price and inflation index factors that are not known until after the end of a contract year. Even though Mesabi Trust is not a party to the Cliffs’ Customer Contracts, these adjustments can result in significant variations in royalties payable to Mesabi Trust (and, in turn, the resulting amount available for distribution to Unitholders by the Trust) from quarter to quarter and on a comparative historical basis, and these variations, which can be positive or negative, cannot be predicted by the Trust. In either case, these price adjustments will impact future royalties payable to the Trust and, in turn, will impact cash reserves that may become available for distribution to Unitholders.

According to Cliffs’ SEC filings, historically, certain of Cliffs’ third party customer supply agreements specify provisional price calculations, where the pricing mechanisms generally are based on market pricing, with the final revenue rate based on certain market inputs at a specified period in time in the future, per the terms of the supply agreements. Market inputs are tied to indexed price adjustment factors that are integral to the iron ore supply contracts and vary based on the agreement. The pricing adjustments generally operate in the same manner, with each factor typically comprising a portion of the price adjustment, although the weighting of each factor varies based upon the specific terms of each agreement. The price adjustment factors have been evaluated to determine if they qualify as embedded derivatives. The price adjustment factors share the same economic characteristics and risks as the host sales contract and are integral to the host sales contract as inflation adjustments; accordingly, they have not been separately valued as derivative instruments.

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

As previously disclosed, on May 1, 2022, Cliffs idled Northshore. On July 22, 2022, Cliffs announced that it extended the idling of Northshore to at least April 2023 and would perhaps continue idling Northshore beyond that date.

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

Results of Operations

Comparison of Iron Ore Pellet Production and Shipments for the Three and Nine Months Ended October 31, 2022 and October 31, 2021

As shown in the table below, during the three months ended October 31, 2022, production of iron ore pellets at Northshore from Mesabi Trust Lands totaled – zero tons, and shipments over the same period totaled – zero tons. By comparison, pellet production and shipments for the comparable period in 2021 were 1,117,253 tons and 1,179,530 tons, respectively. The decrease in production and shipments is attributable to the ongoing idling of Northshore’s facilities during the current period as compared to the prior period.

	Pellets Produced from	Pellets Shipped from
	Trust Lands	Trust Lands
Three Months Ended	(Tons)	(Tons)
October 31, 2022	—	—
October 31, 2021	1,117,253	1,179,530

As shown in the table below, during the nine months ended October 31, 2022, production of iron ore pellets at Northshore from Mesabi Trust Lands totaled 906,952 tons, and shipments over the same period totaled 906,952 tons. By comparison, pellet production and shipments for the comparable period in 2021 were 3,404,224 tons and 3,174,110 tons, respectively. The decrease in production and shipments is attributable to the idling of Northshore’s facilities during the current period as compared to the prior period. For the nine months ended October 31, 2022, approximately 99.7% of shipments originated from Trust lands.

	Pellets Produced from	Pellets Shipped from
	Trust Lands	Trust Lands
Nine Months Ended	(Tons)	(Tons)
October 31, 2022	906,952	906,952
October 31, 2021	3,404,224	3,174,110

Comparison of Royalty Income for the Three and Nine Months Ended October 31, 2022 and October 31, 2021

As reflected in the table below, the Trust’s total royalty income for the three months ended October 31, 2022 decreased by $15,836,180 to $0 as compared to the three months ended October 31, 2021. The decrease in total royalty income is due to the idling of Northshore’s facilities during the three months ended October 31, 2022, as compared to the three months ended October 31, 2021.

The table below shows that the base overriding royalties decreased $9,644,501 and the bonus royalties decreased by $5,981,907 for the three months ended October 31, 2022, as compared to the three months ended October 31, 2021. Fee royalties decreased by $209,772 over the same period. The decrease in the base overriding royalties, bonus royalties and fee royalties is attributable to the idling of Northshore’s facilities in the current period as compared to the prior comparable period.

The table below summarizes the components of Mesabi Trust’s total royalty income for the three months ended October 31, 2022 and October 31, 2021, respectively:

	Three Months Ended October 31,
	2022	2021
Base overriding royalties	$—	$9,644,501
Bonus royalties	—	5,981,907
Fee royalties	—	209,772
Total royalty income	$—	$15,836,180

As reflected in the table below, the Trust’s total royalty income for the nine months ended October 31, 2022 decreased by $43,187,943 to $9,794,440 as compared to the nine months ended October 31, 2021. The decrease in total royalty income is attributable to the idling of Northshore’s facilities during the nine months ended October 31, 2022, as compared to the nine months ended October 31, 2021.

The table below shows that the base overriding royalties decreased $28,099,399 and the bonus royalties decreased by $14,742,753 for the nine months ended October 31, 2022, as compared to the nine months ended October 31, 2021. Fee royalties decreased by $345,791 over the same period. The decrease in the base overriding royalties, bonus royalties and fee royalties is attributable to the idling of Northshore’s facilities in the current period as compared to the prior comparable period.

The table below summarizes the components of Mesabi Trust’s total royalty income for the nine months ended October 31, 2022 and October 31, 2021, respectively:

	Nine Months Ended October 31,
	2022	2021
Base overriding royalties	$3,829,720	$31,929,119
Bonus royalties	5,722,317	20,465,070
Fee royalties	242,403	588,194
Total royalty income	$9,794,440	$52,982,383

Comparison of Net Income, Expenses and Distributions for the Three and Nine Months Ended October 31, 2022 and October 31, 2021

Net loss for the three months ended October 31, 2022 was ($413,692), a decrease of $16,406,598 as compared to the three months ended October 31, 2021. The decrease in net income (loss) for the three months ended October 31, 2022 was due to the idling of Northshore’s facilities during the current period as compared to the three months ended October 31, 2021. The Trust’s expenses for the three months ended October 31, 2022 were $498,373, an increase of $133,072 compared to the expenses for the three months ended October 31, 2021. The increase in expenses was primarily attributable to an increase in legal fees and expenses incurred for the three months ended October 31, 2022, as compared to the prior comparable period. The table below summarizes the Trust’s income and expenses for the three months ended October 31, 2022 and October 31, 2021, respectively.

	Three Months Ended October 31,
	2022	2021
Total royalty income	$—	$15,836,180
Interest income	84,681	522,027
Total revenues	84,681	16,358,207
Expenses	498,373	365,301
Net income (loss)	$(413,692)	$15,992,906

Net income for the nine months ended October 31, 2022 was $8,324,122, a decrease of $42,998,684 as compared to the nine months ended October 31, 2021. The decrease in net income for the nine months ended October 31, 2022 was due to the idling of Northshore’s facilities during the current period as compared to the nine months ended October 31, 2021. The Trust’s expenses for the nine months ended October 31, 2022 were $1,589,996 a decrease of $592,271 compared to the expenses for the nine months ended October 31, 2021. The decrease in expenses was primarily attributable to a decrease in legal fees and expenses related to the arbitration that was completed during the fiscal year ended January 31, 2022. The table below summarizes the Trust’s income and expenses for the nine months ended October 31, 2022 and October 31, 2021, respectively.

	Nine Months Ended October 31,
	2022	2021
Total royalty income	$9,794,440	$52,982,383
Interest income	119,678	522,690
Total revenues	9,914,118	53,505,073
Expenses	1,589,996	2,182,267
Net income	$8,324,122	$51,322,806

As presented on the “Trust’s Condensed Statements of Operations” on page 3 of this quarterly report, the Trust’s net income (loss) per unit decreased $1.2505 per unit to ($0.0315) per unit for the fiscal quarter ended October 31, 2022 as compared to the fiscal quarter ended October 31, 2021. On October 14, 2022, the Trust declared no distribution to Unitholders of record. Comparatively, the Trust declared a distribution of $1.42 per unit to Unitholders in October 2021. During the nine months ended October 31, 2022 and October 31, 2021 the Trust had declared distributions of $1.88 and $2.40 per unit, respectively.

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

Comparison of Unallocated Reserve as of October 31, 2022, October 31, 2021 and January 31, 2022

As set forth in the table below, Unallocated Reserve decreased from $36,311,828 as of October 31, 2021 to $14,453,251 as of October 31, 2022. The decrease in Unallocated Reserve as of October 31, 2022, as compared to October 31, 2021, is primarily the result of a decrease in the unallocated cash and U.S. Government securities and accrued income receivable. The decrease in the unallocated cash and U.S. Government securities is attributable to a decrease in royalties received in the third quarter of 2022 as compared to the third quarter of 2021. The decrease in the accrued income receivable portion of the Unallocated Reserve is attributable to a decrease in shipments for the month ended October 31, 2022 as compared to the month ended October 31, 2021.

	October 31,		% increase
	2022	2021	(decrease)
Accrued Income Receivable	$34,460	$8,491,074	(99.6)%
Contract Asset	—	551,370	100.0%
Unallocated Cash and U.S. Government Securities	14,504,539	27,229,547	(46.7)%
Prepaid Expenses and (Accrued Expenses), net	(85,748)	39,837	(315.2)%
Unallocated Reserve	$14,453,251	$36,311,828	(60.2)%

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

The Trust’s Unallocated Reserve as of October 31, 2022 decreased by $16,341,498 to $14,453,251, as compared to the fiscal year ended January 31, 2022. The decrease in the Unallocated Reserve as of October 31, 2022, as compared to January 31, 2022, is primarily the result of a decrease in the unallocated cash and U.S. Government securities and accrued income receivable. The decrease in the unallocated cash and U.S. Government securities is attributable to a decrease in royalties received in the third quarter of 2022 as compared to the fourth quarter of 2021. The decrease in the accrued income receivable portion of the Unallocated Reserve is attributable to a decrease in shipments for the month ended October 31, 2022 as compared to the month ended January 31, 2022.

			% increase
	October 31, 2022	January 31, 2022	(decrease)
Accrued Income Receivable	$34,460	$4,631,510	(99.3)%
Contract Asset	—	1,431,633	(100.0)%
Unallocated Cash and U.S. Government Securities	14,504,539	24,767,504	(41.4)%
Prepaid Expenses and (Accrued Expenses), net	(85,748)	(35,898)	138.9%
Unallocated Reserve	$14,453,251	$30,794,749	(53.1)%

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

Recent Developments

Receipt of Quarterly Royalty Report and Royalty Payment

On October 28, 2022, Mesabi Trust received the quarterly royalty report of iron ore shipments out of Silver Bay, Minnesota during the quarter ended September 30, 2022 (the “Royalty Report”) from Cliffs, the parent company of Northshore. The Royalty Report indicated that, because of the current and ongoing idling of Northshore, the Trust received no royalty payments for the quarter.

As reported to Mesabi Trust by Cliffs in the Royalty Report, based on shipments of iron ore products by Northshore during the three months ended September 30, 2022, Mesabi Trust was credited with a base royalty of zero dollars ($0.00). For the three months ended September 30, 2022, Mesabi Trust was also credited with a bonus royalty in the amount of zero dollars ($0.00). No adjustments were taken by Cliffs for the quarter. In addition, because of the current idling of Northshore, a royalty payment of zero dollars ($0.00) was paid to the Mesabi Land Trust. Accordingly, the total royalty payments received by Mesabi Trust on October 28, 2022 from Cliffs were zero dollars ($0.00).

The royalties paid to Mesabi Trust are based on the volume of iron ore pellets produced or shipped during the quarter and the year to date, the pricing of iron ore product sales, and the percentage of iron ore pellet shipments from Mesabi Trust Lands rather than from non-Mesabi Trust Lands. In the third calendar quarter of 2022, Cliffs credited Mesabi Trust with zero (0) tons of iron ore shipped, as compared to 1,169,461 tons shipped during the third calendar quarter of 2021.

The volume of iron ore pellets (and other iron ore products) produced and shipped by Northshore varies from quarter to quarter and year to year based on a number of factors, including, among others, Cliffs’ decisions to idle Northshore operations, the requested delivery schedules of customers, general economic conditions in the iron ore industry, production schedules and weather conditions on the Great Lakes. These multiple factors can result in significant variations in royalties received by Mesabi Trust (and in turn, the resulting funds available for distribution to Unitholders by Mesabi Trust) from quarter to quarter and from year to year. These variations, which can be positive or negative, cannot be predicted by the Trustees of Mesabi Trust. Based on the above factors, and as indicated by Mesabi Trust’s historical distribution payments, the royalties received by Mesabi Trust, and the distributions paid to Unitholders, if any, in any particular quarter are not necessarily indicative of royalties that will be received, or distributions that will be paid, if any, in any subsequent quarter or full year.

As previously announced by Cliffs on July 22, 2022, the current idling of Northshore operations was extended until at least April 2023 and maybe beyond.

Cliffs’ Royalty Report stated that the reported royalty amounts were based on estimated iron ore pellet prices that are subject to change. It is possible that future negative price adjustments could offset, or even eliminate, royalties or royalty income that would otherwise be payable to Mesabi Trust in any particular quarter, or at year end, thereby potentially reducing cash available for distribution to Mesabi Trust’s Unitholders in future quarters.

Announcement of No Distribution

On October 14, 2022, Mesabi Trust issued a press release announcing that the Trustees of Mesabi Trust determined that no distribution was declared in October 2022 with respect to Units of Beneficial Interest.

The Trustees’ announcement of declaring no distribution this quarter primarily reflected the Trustees’ caution about uncertainties arising from the July 22, 2022 announcement by Cleveland-Cliffs Inc. (“Cliffs”), the parent company of Northshore Mining Company (“Northshore”), to extend the current idling of Northshore operations until at least April 2023 and maybe beyond. With Northshore’s operations currently in idle mode, and no additional information being made available to the Trustees regarding the length of the idling, the Trustees’ decision reflects their determination to maintain an appropriate level of reserves in order to make adequate provision to meet current and future expenses and present and future liabilities (whether fixed or contingent) that may arise in the future.

The Trustees have received no specific updates on Cliffs’ plans concerning Northshore operations. The Trustees’ determination of no distribution during the quarter also took into account numerous other factors, including uncertainties resulting from Cliffs’ prior announcements to make Northshore a swing operation as Cliffs’ Minorca operation becomes increasingly utilized, Cliffs’ increased use of scrap iron in its vertical supply chain planning, potential volatility in the iron ore and steel industries generally, national and global economic uncertainties, the costs and expenses related to the Trust’s initiation of arbitration against Northshore and its parent, Cliffs, possible further disturbances from global unrest and the potential impacts from further outbreaks of the coronavirus (COVID-19) pandemic.

Commencement of Arbitration

On October 14, 2022, Mesabi Trust initiated arbitration against Northshore and its parent, Cliffs (jointly, the “Operator”), the lessee/operator of the leased lands. The arbitration proceeding has been commenced with the American Arbitration Association. The Trust seeks an award of damages relating to the Operator’s underpayment of royalties in 2020, 2021, and 2022 by virtue of the Operator’s failure to use the highest price arm’s length iron ore pellet sale from the preceding four quarters in pricing internal production during the fourth quarter of 2020 through 2022. The Trust also seeks declaratory relief related to the Trust’s entitlement to certain documentation and to the time the Operator’s royalty obligation accrues on internal production.

Forward-looking Statements

This report contains certain forward-looking statements based on Cliffs’ publicly announced plans with respect to DR-grade pellet production, third party sales, and use of Northshore in the future, which statements are intended to be made under the safe harbor protections of the Private Securities Litigation Reform Act of 1995, as amended. Cliffs’ implementation of, or changes to, these plans are beyond Mesabi Trust’s control. As such, such statements are subject to risks and uncertainties, which could cause actual results to differ materially. Additional information concerning these and other risks and uncertainties is contained in Mesabi Trust’s filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the fiscal year ended January 31, 2022 (filed April 27, 2022) and Quarterly Reports on Form 10-Q for the quarter ended April 30, 2022 (filed June 13, 2022) and for the quarter ended July 31, 2022 (filed September 13, 2022). Mesabi Trust undertakes no obligation to publicly update or revise any of the forward-looking statements made herein to reflect events or circumstances after the date hereof.

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

Iron Ore Pricing and Contract Adjustments

During the course of its typical fiscal year, some portion of the royalties paid to Mesabi Trust is based in part on estimated prices for certain iron ore products sold under some of the Cliffs’ Customer Contracts. Mesabi Trust is not a party to any of the Cliffs’ Customer Contracts. These prices are subject to interim and final pricing adjustments, which can be positive or negative, and which adjustments are dependent in part on a variety of price and inflation index factors, including but not limited to various benchmark pellet prices, hot band steel prices and various Producer Price Indexes. Although Northshore makes interim adjustments to the royalty payments on a quarterly basis, these price adjustments cannot be finalized until after the end of a contract year. This may result in significant and frequent variations in royalties received by Mesabi Trust (and in turn the resulting amount of funds available for distribution to Unitholders by the Trust) from quarter to quarter and on a comparative historical basis. These variations, which can be positive or negative, cannot be predicted by Mesabi Trust. It is possible that future negative price adjustments could partially or even completely offset royalties or royalty income that would otherwise be payable to the Trust in any particular quarter, or at year-end, thereby potentially reducing cash available for distribution to the Trust’s Unitholders in future quarters.

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

There have been no material changes in the Trust’s critical accounting policies or significant accounting estimates during the three months ended October 31, 2022. For a complete description of the Trust’s significant accounting policies, please see Note 2 to the financial statements included in the Trust’s Annual Report on Form 10-K for the year ended January 31, 2022 (filed April 27, 2022).

Certain Tax Information

The Trust is not taxable as a corporation for federal or state income tax purposes and is instead qualified as a nontaxable grantor trust. Since the Trust’s inception, all net taxable income is annually attributable directly to Unitholders for tax purposes regardless of whether the income is distributed or retained by the Trust in its reserve account. As such, in lieu of the Trust paying income taxes, Unitholders report their pro rata share of the various items of Trust income and deductions on their income tax returns. This reporting is required whether or not the earnings of the Trust are distributed as to Unitholders. During calendar year 2021, any funds retained to increase the Trust’s unallocated reserve, which were derived from reportable royalty income, will nonetheless become taxable as reportable income to Unitholders, depending on each individual’s personal tax situation. Information regarding the background on the changes in the Trust’s unallocated reserve is described above under “Results of Operations — Comparison of Unallocated Reserve as of October 31, 2022, October 31, 2021 and January 31, 2022” beginning on page 12. Unitholders are encouraged to consult with their own tax advisors to plan for any financial impact related to this and to review their personal tax situations related to investing in, holding or selling units of beneficial interest in Mesabi Trust.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

The following Risk Factor supplements the Trust’s Risk Factors as described in “Risk Factors” as set forth in pages 4 to 16 of Mesabi Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 2022 (filed April 27, 2022) and the “Risk Factor” as set forth on pages 16 and 17 of Mesabi Trust’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2022 (filed June 13, 2022) and the “Risk Factor” as set forth on pages 19 and 20 of Mesabi Trust’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2022 (filed September 13, 2022).

The limited or lack of arm’s-length third party sales of iron ore products (processed at Northshore using Mesabi Trust iron ore) by Cliffs could lead to uncertainty under the royalty agreement with respect to the calculation of royalties, which could in turn result in potential disputes regarding the amount of royalties owed to the Trust.

In order to calculate the royalties owed by Northshore to the Trust, the 1989 royalty agreement requires that Northshore make sales of iron ore products to third parties on an arm’s-length basis without regard to any other business relationship between Northshore and the third-party buyer of the iron ore products. In order to calculate royalties on less than arm’s-length sales (including sales from Northshore to Cliffs’ corporate affiliates), the royalty agreement requires reference to the highest contract price obtained by Northshore in the preceding four calendar quarters in a sale to a buyer not affiliated with Northshore and made on an arms’-length basis. Since Cliffs’ Toledo HBI plant came online in mid-2021, and accelerating after Cliffs’ acquisition of ArcelorMittal USA in late-2021, Northshore has increased the proportion of iron ore mined from the Mesabi Trust Lands that it sells to Cliffs’ corporate affiliates and decreased the proportion of such iron ore that it sells to third parties in arms’-length transactions. Cliffs’ public statements beginning in third quarter of 2021 have indicated that Cliffs will be limiting the tonnage of iron ore pellets that it sells to third parties from all of its mines, and particularly Northshore, which Cliffs has idled and said it will run as a swing operation. Without consistent arms’-length sales from Northshore to third parties, the calculation of royalties on iron ore Northshore ships to Cliffs’ affiliates could be uncertain under the royalty agreement, which could in turn result in potential disputes regarding the amount of royalties owed to the Trust.

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

Item 6. Exhibits.

(a)Exhibits

The following exhibits are being filed or furnished with this Quarterly Report on Form 10-Q:

Exhibit No.	Exhibit	Filing Method

31	Certification of Corporate Trustee of Mesabi Trust pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certification of Corporate Trustee of Mesabi Trust pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

99.1	Report of Baker Tilly US, LLP, dated December 13, 2022 regarding its review of the unaudited interim financial statements of Mesabi Trust as of and for the three and nine months ended October 31, 2022	Filed herewith

101	Inline XBRL Instance Document	Filed herewith

104	Cover Page Interactive Data File	Embedded within the Inline XBRL document and contained in Exhibit 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MESABI TRUST
(Registrant)

	By:	DEUTSCHE BANK TRUST COMPANY AMERICAS
Corporate Trustee
Principal Administrative Officer and duly authorized signatory:*

December 13, 2022		By:	/s/ Chris Niesz
Name: Chris Niesz*
Title: Vice President

* There are no principal executive officers or principal financial officers of the registrant.