Form 10-K
period 2023-01-31
MESABI TRUST
filed 2023-04-24
CIK 65172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JANUARY 31, 2023

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ⌧

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ◻

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

As of July 31, 2022, the aggregate market value of the Units of Beneficial Interest in the registrant held by non-affiliates of the registrant was $357,507,409 based on the closing sale price as reported on the New York Stock Exchange. As of April 21, 2023, there were 13,120,010 Units of Beneficial Interest in Mesabi Trust outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Annual Report of the Trustees for the Fiscal Year Ended January 31, 2023 (Annual Report)	Parts I, II, and IV

MESABI TRUST

ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1.            BUSINESS.

(a)         General Development of Business.

The information under the headings “Trustees’ Discussion and Analysis of Financial Condition and Results of Operations,” “The Trust Estate,” “Leasehold Royalties,” and “Land Trust and Fee Royalties” in the Annual Report of the Trustees of Mesabi Trust for the fiscal year ended January 31, 2023, filed as Exhibit 13 to this Form 10-K (the “Annual Report”) is incorporated herein by reference.

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

ITEM 3.            LEGAL PROCEEDINGS.

Commencement of Arbitration in October 2022

On October 14, 2022, Mesabi Trust initiated arbitration against Northshore Mining Company (“Northshore”) and its parent, Cleveland-Cliffs Inc. (“Cliffs”), (jointly, the “Operator”), the lessee/operator of the leased lands. The arbitration proceeding has been commenced with the American Arbitration Association. The Trust seeks an award of damages relating to the Operator’s underpayment of royalties in 2020, 2021, and 2022 by virtue of the Operator’s failure to use the highest price arm’s length iron ore pellet sale from the preceding four quarters in pricing internal production during the fourth quarter of 2020 through 2022. The Trust also seeks declaratory relief related to the Trust’s entitlement to certain documentation and to the time the Operator’s royalty obligation accrues on internal production.

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

To carry out the Trustees’ duties under the Agreement of Trust, the Trustees meet on at least a quarterly basis to discuss information and circumstances relevant to the Trust. The Trustees also conduct telephone conferences from time to time between the quarterly meetings to address developments that require more timely attention. The Trustees held 15 meetings either in person or via teleconference in fiscal 2023. All of the Trustees attended at least 75% of the sum of all Trustee meetings held in fiscal 2023.

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

Age: 76

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

Age: 80

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

Age: 69

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

Robin M. Radke

Age: 52

Year Appointed and elected as Individual Trustee: 2019

Until January 2023, General Counsel and Chief Compliance Officer, Merced Capital, L.P.

Ms. Radke has more than twenty-five years of business and legal experience, including over fifteen years in private and in-house legal practice. Most recently, she was general counsel and chief compliance officer of Merced Capital, L.P., a privately held registered investment adviser, where she worked from 2014 to January 2023. Prior to Merced, Ms. Radke was an attorney with Oppenheimer Wolff & Donnelly LLP (now Fox Rothschild LLP) for eleven years where her work included advising the Trust on securities reporting, internal controls and general matters. Ms. Radke’s legal practice includes advising internal clients regarding a wide spectrum of industries, including financial services, lending, real estate, energy and shipping. In addition, she has experience in securities law and general corporate law.

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

Pursuant to the Amendment, each individual Trustee receives at least $20,000 in annual compensation for services as Trustee. Each year, annual Trustee compensation is adjusted up or down (but not below $20,000) in accordance with changes from the November 1981 level of 295.5 (the “1981 Escalation Level”) in the All Commodities Producer Price Index (with 1967 = 100 as a base). The All Commodities Producer Price Index is published by the U.S. Department of Labor, Bureau of Labor Statistics. The adjustment is made at the end of each fiscal year and is calculated on the basis of the proportion between (a) the level of such index for the November preceding the end of such fiscal year, and (b) the 1981 Escalation Level. Any action to modify or otherwise vary the compensation of the individual Trustees as provided by the Amendment must be approved by the affirmative vote of 66 2/3% in interest of the Trust Certificates then outstanding. Each of the individual Trustees received total compensation of $53,322 during fiscal 2023.

Under the Amendment, the Corporate Trustee receives annual compensation for services as a Trustee in an amount equal to the greater of (i) $20,000, or such other amount determined in accordance with the adjustments described in the preceding paragraph, or (ii) one quarter of one percent (1/4 of 1%) of the trust moneys, exclusive of proceeds of sale of any part of the Trust Estate (as such terms are defined in the Agreement of Trust), received by the Trustees and distributed to Unitholders. The compensation paid to Deutsche Bank Trust Company Americas, for services as Corporate Trustee of the Trust, under this second prong of this compensation formula was $119,063 pursuant to the Amendment.

Additionally, each year the Corporate Trustee receives $62,500 to cover clerical and administrative services to Mesabi Trust, other than services customarily performed by a registrar or transfer agent for which the Corporate Trustee is paid additional service fees. The Corporate Trustee earned $181,563 in cash compensation for the fiscal year ended January 31, 2023, inclusive of the $62,500 administrative fee. The Corporate Trustee also received $5,901 for its services as registrar and transfer agent for the year ended January 31, 2023. Accordingly, the Corporate Trustee earned $187,464 in total compensation for the fiscal year ended January 31, 2023.

Under the Amendment, the Individual Trustees may, in extraordinary circumstances, pay additional compensation to the Corporate Trustee. The decision to pay such compensation must be unanimously approved by the Individual Trustees. The Corporate Trustee did not receive any compensation for extraordinary services with respect to the fiscal year ended January 31, 2023.

Trustees’ Compensation Report

The Trustees have not designated a compensation committee and are not required to do so by applicable law or regulation. The Trustees, as a group, have reviewed and discussed the Compensation Discussion and Analysis (“CD&A”) and based on such review and discussion have recommended that the CD&A be included in this Annual Report on Form 10-K for the fiscal year ended January 31, 2023.

MESABI TRUST

Deutsche Bank Trust Company Americas
Robert C. Berglund
James A. Ehrenberg
Michael P. Mlinar
Robin M. Radke

Trustee Compensation

Summary Compensation Table

The table below summarizes the total compensation earned by each of the Individual Trustees and the Corporate Trustee in the fiscal year ended January 31, 2023.

						Nonqualified
					Non-Equity	Deferred
		Trustee	Stock	Option	Incentive Plan	Compensation	All Other
	Fiscal	Fees Earned	Awards	Awards	Compensation	Earnings	Compensation		Total
Name and principal position	Year	($)	($)	($)	($)	($)	($)		($)

Deutsche Bank Trust Company Americas,	2023	$181,563	N/A	N/A	N/A	N/A	5,901	(1)	$187,464
Corporate Trustee	2022	$156,307	N/A	N/A	N/A	N/A	5,561	(1)	$161,868

	2023	$53,322	N/A	N/A	N/A	N/A	N/A		$53,322
Robert C. Berglund, Trustee	2022	$49,345	N/A	N/A	N/A	N/A	N/A		$49,345

	2023	$53,322	N/A	N/A	N/A	N/A	N/A		$53,322
James A. Ehrenberg, Trustee	2022	$49,345	N/A	N/A	N/A	N/A	N/A		$49,345

	2023	$53,322	N/A	N/A	N/A	N/A	N/A		$53,322
Michael P. Mlinar, Trustee	2022	$49,345	N/A	N/A	N/A	N/A	N/A		$49,345

	2023	$53,322	N/A	N/A	N/A	N/A	N/A		$53,322
Robin Radke, Trustee	2022	$49,345	N/A	N/A	N/A	N/A	N/A		$49,345
(1)	Represents fees and disbursements paid to Deutsche Bank Trust Company Americas for its services as registrar and transfer agent of the Units.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND TRUSTEES.

Based on information that has been obtained from Mesabi Trust’s records and a review of statements of beneficial ownership filed with Mesabi Trust pursuant to Rule 13d-1 or Rule 13d-2 under the Securities Exchange Act of 1934, as amended, no person known to Mesabi Trust beneficially owns more than 5% in interest of the Trust Certificates outstanding as of April 24, 2023.

The table below sets forth information as to the Units of Beneficial Interest in Mesabi Trust beneficially owned as of April 24, 2023 by the Trustees individually and as a group. Except as otherwise indicated and subject to applicable community property laws, each Trustee has sole voting and investment powers with respect to the securities listed. There were no Certificates of Beneficial Interest of Mesabi Trust pledged by the Trustees as of January 31, 2023. The Trust does not have any compensation plans under which securities of the Trust are authorized for issuance.

		Amount and
		Nature of Beneficial		Percent of
Title of Class	Name and Address of Beneficial Owner (1)	Ownership		Class

Units	Horizon Kinetics Asset Management LLC 470 Park Avenue South 4th Floor South New York, NY 10016	2,684,726	(2)	20.5%

Units	ValueWorks LLC One World Trade Center Suite 84-G New York, NY 10007	806,437	(3)	6.1%

Units	Deutsche Bank Trust Company Americas	0		**

Units	Robert C. Berglund	2,000		**

Units	James A. Ehrenberg	3,000	(4)	**

Units	Michael P. Mlinar	4,499	(5)	**

Units	Robin M. Radke	595		**

Units	All Trustees as a group	10,094		**

** Less than 1%

(1)	The address for each beneficial owner is c/o Deutsche Bank Trust Company Americas Corporate Trustee, 1 Columbus Circle, Mail Stop: NYC01-1710, New York, New York 10019.
(2)	Based on a Schedule 13G/A filed with the SEC on January 30, 2023, Horizon Kinetics Asset Management LLC beneficially owns 2,684,726 Units and has sole voting and dispositive power over these Units.
(3)	Based on a Schedule 13G filed with the SEC on February 10, 2023, ValueWorks LLC beneficially owns 806,437 Units and shares voting and dispositive power over these Units. Charles Lemonides is the Managing Member of ValueWorks, LLC, Mr. Lemonides has shared voting and dispositive power with respect to 806,437 Units. Mr. Lemonides disclaims beneficial ownership of the Units reported in this table except to the extent of his pecuniary interest therein.
(4)	All Units are held by James A. Ehrenberg and Donna Jean Ehrenberg Revocable Trust Dated September 12, 2012. Mr. and Mrs. Ehrenberg, as the trustees of the revocable trust, share the investment and voting power over all of those Units.
(5)	All shares are held jointly with Mr. Mlinar’s spouse.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Person Transaction Policy

During the fiscal year ended January 31, 2023, the Trustees met on at least a quarterly basis and reviewed and approved or ratified certain transactions that occurred during each of the prior fiscal quarters. In connection with their review of the Trust’s transactions, the Trustees consider whether there have been any related person transactions. In determining whether to approve a related person transaction, the Trustees consider the following factors, in addition to any other factors they deem necessary or appropriate:

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

Based on their review of the Trust’s transactions during the fiscal year ended January 31, 2023, the Trustees concluded that there were no related person transactions required to be disclosed in this Annual Report on Form 10-K.

Pass-Through Royalty Trust Exemptions

Because of its legal structure and character as a pass-through royalty trust, the Trust is exempt from Rule 10A-3 of the Securities Exchange Act and the Corporate Governance Standards set forth in Section 303A of the New York Stock Exchange’s Listed Company Manual.

ITEM 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(a)         Audit Fees.

The aggregate fees paid during fiscal 2023 for professional services rendered by Baker Tilly US, LLP (“Baker Tilly”) for the audit of the Trust’s annual financial statements and review of the financial statements included in the Trust’s quarterly reports on Form 10-Q were $104,098.

The aggregate fees paid during fiscal 2022 for professional services rendered by Baker Tilly for the audit of the Trust’s annual financial statements, and review of the financial statements included in the Trust’s quarterly reports on Form 10-Q were $84,517.

(b)         Audit-Related Fees.

No fees were paid to Baker Tilly for assurance and related services that were not reasonably related to the performance of the audit or review of the Trust’s financial statements for fiscal 2023 or fiscal 2022.

(c)         Tax Fees.

No fees were paid to Baker Tilly for tax compliance, tax advice and tax planning for Mesabi Trust for fiscal 2023 or fiscal 2022.

(d)         All Other Fees.

No other fees were paid to Baker Tilly for services provided to Mesabi Trust, other than those described in item (a), for fiscal 2023 or fiscal 2022.

Before an independent registered public accounting firm is engaged to perform audit and review services for the Trust, the Trustees approve the engagement.

PART IV

ITEM 15.          EXHIBIT AND FINANCIAL STATEMENT SCHEDULES.

(a) 1.     Financial Statements:

The following Financial Statements are incorporated in this Report by reference from the following pages of the Annual Report:

Trustees’ Report on Internal Control over Financial Reporting	Page F-2

Report of Independent Registered Public Accounting Firm	Page F-3

Balance Sheets as of January 31, 2023 and 2022	Page F-4

Statements of Income for the years ended January 31, 2023, 2022, and 2021	Page F-5

Statements of Unallocated Reserve and Trust Corpus for the years ended January 31, 2023, 2022, and 2021	Page F-6

Statements of Cash Flows for the years ended January 31, 2023, 2022, and 2021	Page F-7

Notes to Financial Statements	Pages F-8 - F-14

(a) 3.     Exhibits:

Item No.	Item	Filing Method

3 and 4(b)	Agreement of Trust dated as of July 18, 1961

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

10(g)	Amendment of Assignment, Assumption and Further Assignment of Peters Lease	Incorporated by reference from Exhibit A to Mesabi Trust’s Report on Form 8-K dated August 17, 1989. (filed on paper – hyperlink is not required pursuant to Rule 105 of Regulation S-T)

10(h)	Amendment of Assignment, Assumption and Further Assignments of Cloquet Lease	Incorporated by reference from Exhibit B to Mesabi Trust’s Report on Form 8-K dated August 17, 1989. (filed on paper – hyperlink is not required pursuant to Rule 105 of Regulation S-T)

10(i)	Summary Description of Trustees’ Compensation	Filed herewith.

13	Annual Report of the Trustees of Mesabi Trust for the fiscal year ended January 31, 2023	Filed herewith.

14	Trustees Code of Ethics	Incorporated by reference from Exhibit 14 to Mesabi Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004.

31	Certification of Corporate Trustee of Mesabi Trust pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

Item No.	Item	Filing Method

32	Certification of Corporate Trustee of Mesabi Trust pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

101.INS	Inline XBRL Instance Document	Filed herewith.

101.SCH	Inline XBRL Taxonomy Extension Schema	Filed herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	Filed herewith.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	Filed herewith.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	Filed herewith.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	Filed herewith.

104	Cover Page Interactive Data File	Embedded within the Inline XBRL document and contained in Exhibit 101

ITEM 16.          FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 24, 2023

MESABI TRUST

By:	DEUTSCHE BANK TRUST COMPANY
AMERICAS
Corporate Trustee

Principal Administrative Officer and duly authorized signatory:*

	By:	/s/ Chris Niesz
Chris Niesz*
Vice President

* There are no principal executive officers or principal financial officers of the registrant.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert C. Berglund	April 24, 2023
Robert C. Berglund
Individual Trustee

/s/ James A. Ehrenberg	April 24, 2023
James A. Ehrenberg
Individual Trustee

/s/ Chris Niesz	April 24, 2023
Chris Niesz
Vice President
Deutsche Bank Trust Company Americas,
As Corporate Trustee of Mesabi Trust

/s/ Michael P. Mlinar	April 24, 2023
Michael P. Mlinar
Individual Trustee

/s/ Robin M. Radke	April 24, 2023
Robin M. Radke
Individual Trustee