Form 10-Q
period 2023-04-30
MESABI TRUST
filed 2023-06-13
CIK 65172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2023

or

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

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Units of Beneficial Interest, no par value	MSB	New York Stock Exchange

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

As of June 10, 2023, there were 13,120,010 Units of Beneficial Interest in Mesabi Trust outstanding.

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

For a discussion of the factors, including without limitation, those that could materially and adversely affect Mesabi Trust’s actual results and performance, see “Risk Factors” set forth on pages 4 through 17 of Mesabi Trust’s Annual Report for the year ended January 31, 2023, as updated by Part II, Item 1A of this quarterly Report on Form 10-Q. These risks and uncertainties are not exclusive and further information concerning the Trust, including factors that potentially could materially affect our operating results, financial condition or the market price of the Units, may emerge from time to time. Mesabi Trust undertakes no obligation, other than that imposed by law, to make any revisions to the forward-looking statements contained in this filing or to update them to reflect circumstances occurring after the date of this filing. We advise you, however, to consult any further disclosures we make on related subjects in our future Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K and Current Reports on Form 8-K that we file with or furnish to the Securities and Exchange Commission.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements. (Note 1)

Mesabi Trust

Condensed Statements of Operations

Three Months Ended April 30, 2023 and 2022

	Three Months Ended
	April 30,
	2023	2022
	(unaudited)	(unaudited)
A. Condensed Statements of Operations

Revenues
Royalty income	$1,711,316	$14,195,489
Interest	137,533	759

Total revenues	1,848,849	14,196,248

Expenses	825,710	601,063

Net income	$1,023,139	$13,595,185

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING
Number of units outstanding	13,120,010	13,120,010

Net income per unit (Note 2)	$0.0780	$1.0362

Distributions declared per unit (Note 3)	$-	$1.0400

See Notes to Condensed Financial Statements.

Mesabi Trust

Condensed Balance Sheets

April 30, 2023 and January 31, 2023

	April 30, 2023	January 31, 2023
	(unaudited)
B. Condensed Balance Sheets

Assets

Cash and cash equivalents	$13,102,857	$13,966,500
Accrued income receivable	1,387,449	23,562
Prepaid expenses	112,716	127,233
Current assets	14,603,022	14,117,295

Fixed property, including intangibles, at nominal values
Assignments of leased property

Amended assignment of Peters Lease	1	1

Assignment of Cloquet Leases	1	1

Certificate of beneficial interest for 13,120,010 units of Land Trust	1	1
	3	3

Total assets	$14,603,025	$14,117,298

Liabilities, Unallocated Reserve And Trust Corpus

Liabilities
Accrued expenses	$215,479	$380,960
Contract liability	1,926,190	2,298,121
Total liabilities	2,141,669	2,679,081

Unallocated reserve	12,461,353	11,438,214

Trust corpus	3	3

Total liabilities, unallocated reserve and trust corpus	$14,603,025	$14,117,298

See Notes to Condensed Financial Statements.

Mesabi Trust

Condensed Statements of Cash Flows

Three Months Ended April 30, 2023 and 2022

	Three Months Ended
	April 30,
	2023	2022
	(unaudited)	(unaudited)
C. Condensed Statements of Cash Flows

Operating activities
Royalties received	$—	$13,542,442
Interest received	113,031	465
Expenses paid	(976,674)	(444,394)

Net cash from (used for) operating activities	(863,643)	13,098,513

Investing activities
Maturities of U.S. Government securities	23,997,422	—
Purchases of U.S. Government securities	(23,997,422)	—

Net cash from investing activities	—	—

Financing activity
Distributions to unitholders	—	(22,960,018)

Net change in cash and cash equivalents	(863,643)	(9,861,505)

Cash and cash equivalents, beginning of period	13,966,500	47,727,522

Cash and cash equivalents, end of period	$13,102,857	$37,866,017

Reconciliation of net income to net cash from (used for) operating activities

Net income	$1,023,139	$13,595,185
Decrease (increase) in accrued income receivable	(1,363,887)	2,317,516
Increase in contract asset	—	(2,970,857)
Decrease in prepaid expense	14,517	16,030
Increase (decrease) in accrued expenses	(165,481)	140,639
Decrease in contract liability	(371,931)	—

Net cash from (used for) operating activities	$(863,643)	$13,098,513

Non cash financing activity

Distributions declared and payable	$—	$13,644,810

See Notes to Condensed Financial Statements.

Mesabi Trust

Notes to Condensed Financial Statements

April 30, 2023 (Unaudited)

Note 1.  The condensed financial statements and notes to the condensed financial statements included herein have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Trustees, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the results of operations for the three months ended April 30, 2023 and 2022, (b) the financial position as of April 30, 2023 and (c) the cash flows for the three months ended April 30, 2023 and 2022, have been made. For further information, refer to the financial statements and footnotes included in Mesabi Trust’s Annual Report on Form 10-K for the year ended January 31, 2023.

Note 2.  Net income per unit is based on 13,120,010 units outstanding during the period.

The Trust accounts for revenue in accordance with ASC 606, Revenue from Contracts with Customers. All revenue is recognized as the performance obligations are satisfied. In accordance with the royalty agreement, the Trust recognizes revenue upon providing access to the lands and minerals only after the consideration that is entitled to be received is determinable. The Trust is entitled to payment upon production of all pellet grades to be sold for internal use by facilities owned by Cliffs or its subsidiaries. For revenue recognition purposes, the Trust recognizes revenue for internal use pellets upon production of those pellets, which is when Cliffs deems these pellets to be shipped under the royalty agreement. Pellets that are not designated for internal use by Cliffs, or its subsidiaries, are recognized as revenue upon shipment from Silver Bay, Minnesota.

Disaggregation of Revenues

The following table represents a disaggregation of revenue for the three months ended April 30, 2023 and April 30, 2022.

	Three Months Ended April 30,
	2023	2022
Base overriding royalties	$961,798	$8,232,221
Bonus royalties	707,840	5,722,327
Fee royalties	41,678	240,941
Total royalty income	$1,711,316	$14,195,489

Base overriding royalties

The performance obligation for the base overriding royalty consists of providing Northshore access to the Peters Lands, Cloquet Lands, and Mesabi Lands and the right to mine on these lands. The consideration to be received from this access relates to the volume of iron ore actually shipped to third parties, or deemed shipped upon production for internal use, by Northshore. Cliffs considers pellets designated for internal use by Cliffs to be “deemed shipped” upon production, entitling the Trust to payment under the provisions of the royalty agreement at this time. Mesabi Trust receives royalties at the greater of (i) the aggregate quantity of iron ore products shipped, or deemed shipped, that were mined from Mesabi Trust Lands, and (ii) a portion of the aggregate quantity of all iron ore products shipped, or deemed shipped, that were mined from any lands, such portion being 90% of the first four million tons shipped, or deemed shipped, during such year, 85% of the next two million tons shipped, or deemed shipped, during such year, and 25% of all tonnage shipped, or deemed shipped, during such year in excess of six million tons. The royalty percentage paid to the Trust increases as the aggregate tonnage of iron ore products shipped, or deemed shipped, attributable to the Trust, in any calendar year increases past each of the first four one-million ton volume thresholds. The base overriding royalties contain variable consideration, as the transaction price is based on a percentage that varies based on the total cumulative tons of iron ore shipped, or deemed shipped, for the calendar year. The Trust estimates the variable consideration it expects to be entitled to receive over the contractual period associated with the royalty agreement. Under the royalty agreement, measuring the total cumulative volumes of iron ore shipped, or deemed shipped, and the applicable royalty percentages, are reset at the beginning of each calendar year. The Trust evaluates the estimate of the variable consideration to determine whether the estimate needs to be constrained; therefore, the Trust includes the variable consideration in the transaction price only to the extent that it is probable that a significant reversal of the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. For the base overriding royalties, the Trust estimates the base overriding royalty percentage using the expected value method, which calculates the estimate based off the historical, current, and forecasted shipments. The Trust recognizes base overriding royalties on a quarterly basis based on the actual third party shipments and deemed shipments for internal use, for the fiscal quarter at the estimated royalty percentage as described above and based on the estimated prices for iron ore products sold under Cliffs’ Customer Contracts. On July 22, 2022, Cliffs announced that it was extending the ongoing idle at Northshore through at least April of 2023. On April 25, 2023, Cliff's announced a partial restart of some operations at Northshore and that Cliffs will continue to treat Northshore as a swing operation. Cliffs further noted that as of that time, Cliffs still did not expect to operate Northshore in full any time this year.

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

Accrued income receivable

The accrued income receivable is included in net income per unit. The Trust recorded $1,387,449 of accrued income receivable as reflected on the Condensed Balance Sheet as of April 30, 2023 (unaudited). As of January 31, 2023, the Trust recorded accrued income receivable of $23,562.

Contract asset and contract liability

The contract asset and contract liability are presented net in the accompanying condensed balance sheets as both the contract asset and contract liability are derived from one customer contract. A net contract liability in the amount of $1,926,190 is reflected on the Condensed Balance Sheet as of April 30, 2023 (unaudited). The net contract liability is made up of a contract asset in the amount of $371,931 and a contract liability in the amount of $2,298,121. As of January 31, 2023 the Trust recorded a net contract liability of $2,298,121. The net contract liability is made up of a contract asset in the amount of $0 and a contract liability in the amount of $2,298,121. The contract asset is based on the revenue recognized on the base overriding royalties, at the estimated prices for iron ore products sold under Cliffs’ Customer Contracts that will be collected in subsequent quarters as the uncertainty associated with the variable consideration is resolved. The contract asset is not available for distribution to the Unitholders until the applicable royalties are actually received by the Trust. The Trust includes estimated future royalty rates on current contracted volumes within contract asset. The contract liability represents an estimate of decreases in royalty revenue related to tons of iron ore that were shipped, or deemed shipped, by Northshore, but for which Northshore has indicated that final pricing is not yet known and is adjusted in accordance with the Trust’s revenue recognition policy each quarter as updated pricing information is received. The contract liability as of April 30, 2023 is anticipated to be offset against future royalty payments owed to the Trust upon future shipments or deemed shipments. The Trust is entitled to payment upon production of pellets to be sold for internal use by facilities owned by Cliffs or its subsidiaries. Revenue is recognized in accordance with the Trust’s revenue recognition policy at the estimated prices for iron ore products sold under Cliffs’ Customer Contracts as actual third party shipments and deemed shipments for internal use, of these products are made.

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

Note 4.  On April 14, 2023, the Trustees declared no distribution per Unit of Beneficial Interest.

On April 28, 2023, the Trustees received the quarterly royalty report of iron ore product during the calendar quarter ended March 31, 2023 from Cliffs, the parent company of Northshore.

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

As of April 30, 2023 and January 31, 2023, the unallocated cash and U.S. Government securities portion of the Trust’s Unallocated Reserve was comprised of the following components:

	April 30, 2023	January 31, 2023
Cash and U.S. Government securities	$13,102,857	$13,966,500
Distribution payable	—	—

Unallocated cash and U.S. Government securities	$13,102,857	$13,966,500

A reconciliation of the Trust’s Unallocated Reserve and Trust Corpus for the three months ended April 30, 2023 and 2022 is as follows:

	Unallocated	Trust
	Reserve	Corpus	Total
Balances as of January 31, 2023	$11,438,214	$3	$11,438,217

Net income	1,023,139	—	1,023,139
Distributions declared - $0.0000 per unit	—	—	—

Balances as of April 30, 2023	$12,461,353	$3	$12,461,356

	Unallocated	Trust
	Reserve	Corpus	Total
Balances as of January 31, 2022	$30,794,749	$3	$30,794,752

Net income	13,595,185	—	13,595,185
Distributions declared - $1.0400 per unit	(13,644,810)	—	(13,644,810)

Balances as of April 30, 2022	$30,745,124	$3	$30,745,127

Item 2. Trustees’ Discussion and Analysis of Financial Condition and Results of Operations.

This discussion should be read in conjunction with the condensed financial statements and notes presented in this Quarterly Report on Form 10-Q and the financial statements and notes in the last filed Annual Report on Form 10-K for the year ended January 31, 2023 for a full understanding of Mesabi Trust’s financial position and results of operations for the three months ended April 30, 2023.

All references in this discussion and in this Quarterly Report on Form 10-Q to iron ore products “shipped” shall include iron ore products that Cliffs actually ships from Silver Bay, Minnesota and/or iron ore products Cliffs deems shipped upon production. Similarly, all references in this discussion and in this Quarterly Report on Form 10-Q to “shipments” shall include Cliffs’ actual shipments of iron ore products and/Cliffs’ production of iron ore products it deems shipped. The Trust is entitled to payment upon production of all pellet grades to be sold for internal use by facilities owned by Cliffs or its subsidiaries. For revenue recognition purposes, the Trust recognizes revenue for internal use pellets upon production of those pellets, which is when Cliffs deems these pellets to be shipped under the royalty agreement. Pellets that are not designated for internal use by Cliffs, or its subsidiaries, are recognized as revenue upon shipment from Silver Bay, Minnesota.

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

Three types of royalties, as well as royalty bonuses, comprise the Trust’s leasehold royalty income:

●	Base overriding royalties. Base overriding royalties have historically constituted the majority of the Trust’s royalty income. Base overriding royalties are determined by both the volume and selling price of iron ore products shipped. Northshore is obligated to pay the Trust base overriding royalties in varying amounts, based on the volume of iron ore products shipped. Base overriding royalties are calculated as a percentage of the gross proceeds of iron ore products produced at Mesabi Trust Lands (and to a limited extent other lands) and shipped. The percentage ranges from 2-1/2% of the gross proceeds for the first one million tons of iron ore products shipped annually to 6% of the gross proceeds for all iron ore products in excess of four million tons shipped annually. Base overriding royalties are subject to interim and final price adjustments under some of the contracts among Northshore, Cliffs and certain of their customers (the “Cliffs’ Customer Contracts”) and, as described elsewhere in this report, such adjustments may be positive or negative.

●	Royalty bonuses. The Trust earns royalty bonuses when iron ore products shipped are sold at prices above a threshold price per ton. The royalty bonus is based on a percentage of the gross proceeds of product shipped. The threshold price is adjusted (but not below $30.00 per ton) on an annual basis for inflation and deflation (the “Adjusted Threshold Price”). The Adjusted Threshold Price was $62.03 per ton for calendar year 2022 and is $66.00 per ton for calendar year 2023. The royalty bonus percentage ranges from 1/2 of 1% of the gross proceeds (on all tonnage shipped for sale at prices between the Adjusted Threshold Price and $2.00 above the Adjusted Threshold Price) to 3% of the gross proceeds (on all tonnage shipped for sale at prices $10.00 or more above the Adjusted Threshold Price). Royalty bonuses are subject to price adjustments under Cliffs’ Customer Contracts and, as described elsewhere in this report, such adjustments may be positive or negative.

●	Fee royalties. Fee royalties have historically constituted a smaller component of the Trust’s total royalty income. Fee royalties are payable to the Mesabi Land Trust, a Minnesota land trust, which holds a 20% interest as fee owner in the Amended Assignment of Peters Lease. Mesabi Trust holds the entire beneficial interest in the Mesabi Land Trust for which U.S. Bank N.A. acts as the corporate trustee. Mesabi Trust receives the net income of the Mesabi Land Trust, which is generated from royalties on the amount of crude ore mined after the payment of expenses to U.S. Bank N.A. for its services as the corporate trustee. Crude ore is the source of iron oxides used to make iron ore pellets and other products. The fee royalty on crude ore is based on an agreed price per ton, subject to certain indexing.

●	Minimum advance royalties. Northshore’s obligation to pay base overriding royalties and royalty bonuses with respect to the sale of iron ore products generally accrues upon the shipment of those products. However, regardless of whether any shipment has occurred, Northshore is obligated to pay to Mesabi Trust a minimum advance royalty. Each year, the amount of the minimum advance royalty is adjusted (but not below $500,000 per annum) for inflation and deflation. The minimum advance royalty was $1,034,237 for calendar year 2022 and is $1,100,498 for calendar year 2023. Until overriding royalties (and royalty bonuses, if any) for a particular year equal or exceed the minimum advance royalty for the year, Northshore must make quarterly payments of up to 25% of the minimum advance royalty for the year. Because minimum advance royalties are essentially prepayments of base overriding royalties and royalty bonuses earned each year, any minimum advance royalties paid in a fiscal quarter are recouped by credits against base overriding royalties and royalty bonuses earned in later fiscal quarters during the year.

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

As also described elsewhere in this report, the Trust receives a bonus royalty equal to a percentage of the gross proceeds of iron ore products (mined from Mesabi Trust Lands) shipped and sold at prices above the Adjusted Threshold Price. Although 94.5% of all the iron ore products shipped during calendar 2022 was sold at prices higher than the Adjusted Threshold Price, the Trustees are unable to project whether Cliffs will continue to be able to sell iron ore products at prices above the applicable Adjusted Threshold Price, entitling the Trust to any future bonus royalty payments.

As previously disclosed, on May 1, 2022, Cliffs idled Northshore. On July 22, 2022, Cliffs announced that it extended the idling of Northshore to at least April 2023. On April 25, 2023, Cliffs announced that “higher levels of steel production have led to the partial restart of some operations at … [its] iron ore mining and pelletizing swing facility at Northshore earlier this month.” In addition, Cliffs announced that it “…will continue to treat that facility as our swing operation. And at this time, we still do not expect to operate Northshore in full any time this year.” The Trustees of Mesabi Trust have not been provided with any additional information regarding the anticipated volume of production, stockpiling or shipping of iron ore products at the Northshore operations in Babbitt and Silver Bay, Minnesota.

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

Results of Operations

Comparison of Iron Ore Pellet Production and Shipments for the Three Months Ended April 30, 2023 and April 30, 2022

As shown in the table below, during the three months ended April 30, 2023, production of iron ore pellets at Northshore from Mesabi Trust Lands totaled 155,300 tons, and shipments over the same period totaled 155,300 tons. By comparison, pellet production and shipments for the comparable period in 2022 were 906,952 tons and 906,952 tons, respectively. The decrease in production and shipments is attributable to the idling of Northshore’s facilities during the current period as compared to the prior period. For the three months ended April 30, 2023, approximately 84.7% of shipments originated from Trust lands.

	Pellets Produced from	Pellets Shipped from
	Trust Lands	Trust Lands
Three Months Ended	(Tons)	(Tons)
April 30, 2023	155,300	155,300
April 30, 2022	906,952	906,952

Comparison of Royalty Income for the Three Months Ended April 30, 2023 and April 30, 2022

As reflected in the table below, the Trust’s total royalty income for the three months ended April 30, 2023 decreased by $12,484,173 to $1,711,316 as compared to the three months ended April 30, 2022. The decrease in total royalty income is due to the idling of Northshore’s facilities during the three months ended April 30, 2023, as compared to the three months ended April 30, 2022.

The table below shows that the base overriding royalties decreased $7,270,423 and the bonus royalties decreased by $5,014,487 for the three months ended April 30, 2023, as compared to the three months ended April 30, 2022. Fee royalties decreased by $199,263 over the same period. The decrease in the base overriding royalties, bonus royalties and fee royalties is attributable to the idling of Northshore’s facilities in the current period as compared to the prior comparable period.

The table below summarizes the components of Mesabi Trust’s total royalty income for the three months ended April 30, 2023 and April 30, 2022, respectively:

	Three Months Ended April 30,
	2023	2022
Base overriding royalties	$961,798	$8,232,221
Bonus royalties	707,840	5,722,327
Fee royalties	41,678	240,941
Total royalty income	$1,711,316	$14,195,489

Comparison of Net Income, Expenses and Distributions for the Three Months Ended April 30, 2023 and April 30, 2022

Net income for the three months ended April 30, 2023 was $1,023,139, a decrease of $12,572,046 as compared to the three months ended April 30, 2022. The decrease in net income for the three months ended April 30, 2023 was due to the idling of Northshore’s facilities during the current period as compared to the three months ended April 30, 2022. The Trust’s expenses for the three months ended April 30, 2023 were $825,710, an increase of $224,647 compared to the expenses for the three months ended April 30, 2022. The increase in expenses was primarily attributable to an increase in legal fees and expenses incurred for the three months ended April 30, 2023, as compared to the prior comparable period. The table below summarizes the Trust’s income and expenses for the three months ended April 30, 2023 and April 30, 2022, respectively.

	Three Months Ended April 30,
	2023	2022
Total royalty income	$1,711,316	$14,195,489
Interest income	137,533	759
Total revenues	1,848,849	14,196,248
Expenses	825,710	601,063
Net income	$1,023,139	$13,595,185

As presented on the “Trust’s Condensed Statements of Operations” on page 3 of this quarterly report, the Trust’s net income per unit decreased $0.9582 per unit to $0.0780 per unit for the fiscal quarter ended April 30, 2023 as compared to the fiscal quarter ended April 30, 2022. On April 14, 2023, the Trust declared no distribution to Unitholders of record. Comparatively, the Trust declared a distribution of $1.04 per unit to Unitholders in April 2022.

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

Comparison of Unallocated Reserve as of April 30, 2023, April 30, 2022 and January 31, 2023

As set forth in the table below, Unallocated Reserve decreased from $30,745,124 as of April 30, 2022 to $12,461,353 as of April 30, 2023. The decrease in Unallocated Reserve as of April 30, 2023, as compared to April 30, 2022, is primarily the result of a decrease in the unallocated cash and U.S. Government securities and contract asset. The decrease in the unallocated cash and U.S. Government securities is attributable to a decrease in royalties received in the first quarter of 2023 as compared to the first quarter of 2022. The decrease in the contract asset portion of the Unallocated Reserve is attributable to a decrease in shipments for the fiscal quarter ended April 30, 2023 as compared to the fiscal quarter ended April 30, 2022.

	April 30,		% increase
	2023	2022	(decrease)
Accrued Income Receivable	$1,387,449	$2,313,994	(40.0)%
Contract Asset	—	4,402,490	(100.0)%
Unallocated Cash and U.S. Government Securities	13,102,857	24,221,207	(45.9)%
Prepaid Expenses and (Accrued Expenses), net	(102,763)	(192,567)	(46.6)%
Contract Liability	(1,926,190)	—	100.0%
Unallocated Reserve	$12,461,353	$30,745,124	(59.5)%

It is possible that future negative price adjustments could offset, or even eliminate, future royalties or royalty income that would otherwise be payable to the Trust in any particular quarter, or at year end, thereby potentially reducing cash available for distribution to the Trust’s Unitholders in future quarters. See the discussion under the heading “Risk Factors” beginning on page 4 of the Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 2023 (filed April 24, 2023), as updated by Part II, Item 1A of this Quarterly Report on Form 10-Q.

The Trust’s Unallocated Reserve as of April 30, 2023 increased by $1,023,139 to $12,461,353, as compared to the fiscal year ended January 31, 2023. The increase in the Unallocated Reserve as of April 30, 2023, as compared to January 31, 2023, is primarily the result of an increase in the accrued income receivable. The increase in the accrued income receivable portion of the Unallocated Reserve is attributable to an increase in shipments for the month ended April 30, 2023 as compared to the month ended January 31, 2023.

			% increase
	April 30, 2023	January 31, 2023	(decrease)
Accrued Income Receivable	$1,387,449	$23,562	5788.5%
Unallocated Cash and U.S. Government Securities	13,102,857	13,966,500	(6.2)%
Prepaid Expenses and (Accrued Expenses), net	(102,763)	(253,727)	(59.5)%
Contract Liability	(1,926,190)	(2,298,121)	(16.2)%
Unallocated Reserve	$12,461,353	$11,438,214	8.9%

Each quarter, as authorized by the Agreement of Trust, the Trustees will reevaluate all relevant factors including all costs, expenses, obligations, and present and future liabilities of the Trust (whether fixed or contingent) in determining a prudent level of unallocated reserve in light of the unpredictable nature of the iron ore industry, current and projected future mining operations and current economic conditions. Although the actual amount of the Unallocated Reserve will fluctuate from time to time and may increase or decrease from its current level, it is currently anticipated that future distributions will be highly dependent upon royalty income as it is received and the level of Trust expenses. The amount of future royalty income available for distribution will be subject to the volume of iron ore product shipments and the dollar level of sales by Northshore. Shipping activity is greatly reduced during the winter months. As previously disclosed, on April 25, 2023, Cliffs announced that “higher levels of steel production have led to the partial restart of some operations at … [its] iron ore mining and pelletizing swing facility at Northshore earlier this month.” Cliffs also announced that it “…will continue to treat that facility as our swing operation. And at this time, we still do not expect to operate Northshore in full any time this year.” The Trustees have not been provided with any additional information regarding the anticipated volume of production, stockpiling or shipping of iron ore products at the Northshore operations in Babbitt and Silver Bay, Minnesota. Economic conditions, particularly those affecting the iron ore and steel industry arising from the COVID-19 pandemic, may adversely affect the amount and timing of such future shipments and sales. The Trustees will continue to monitor the economic and other circumstances of the Trust to strike a responsible balance between distributions to Unitholders and the need to maintain adequate reserves at a prudent level, given the unpredictable nature of the iron ore and steel industry, the Trust’s dependence on the actions of the lessee/operator, and the fact that the Trust essentially has no other liquid assets.

Recent Developments

Receipt of Quarterly Royalty Report

On April 28, 2023, the Trustees of Mesabi Trust received the quarterly royalty report of iron ore production and shipments out of Silver Bay, Minnesota during the quarter ended March 31, 2023 (the “Quarterly Royalty Report”) from Cliffs, the parent company of Northshore.

As reported to Mesabi Trust by Cliffs in the Quarterly Royalty Report, based on production and shipments of iron ore products by Northshore during the three months ended March 31, 2023, Mesabi Trust was credited with a base royalty of $0. Also for the three months ended March 31, 2023, Mesabi Trust was credited with a bonus royalty in the amount of $0. After applying reductions totaling $2,298,119 as a result of negative adjustments related to changes in estimates from prior quarters, Cliffs paid Mesabi Trust no royalty ($0) during the calendar quarter ended March 31, 2023. With the Quarterly Royalty Report, Cliffs also invoiced Mesabi Trust $2,022,996 related to these negative adjustments, reflecting negative adjustments (net of the advance royalties due for the quarter ended March 31, 2023). In addition, a royalty payment of $0 was paid to the Mesabi Land Trust. Accordingly, the total royalty payments received by Mesabi Trust on April 28, 2023 from Cliffs was $0.

Paragraph 9 of the royalty agreement requires Northshore to pay advance royalties in equal quarterly installments regardless of any reduction or suspension of operations by Northshore or any other reason. Cliffs did not pay Mesabi Trust the advance royalties for the first quarter 2023. Cliffs provided no legitimate justification under the Royalty Agreement for not making cash payments of advance royalties due to the Trust for the first quarter of 2023.

The royalties paid to Mesabi Trust are based on the volume of iron ore pellets produced or shipped during the quarter and the year to date, the pricing of iron ore product sales, and the percentage of iron ore pellet shipments from Mesabi Trust lands rather than from non-Mesabi Trust lands. In the first calendar quarter of 2023, Cliffs credited Mesabi Trust with zero (0) tons shipped or produced during the quarter, as compared to 1,069,456 tons shipped or produced during the first calendar quarter of 2022.

The volume of iron ore pellets (and other iron ore products) produced or shipped by Northshore varies from quarter to quarter and year to year based on a number of factors, including, among others, Cliffs’ decisions to idle Northshore operations (which was the situation between spring 2022 through March 2023), the requested delivery schedules of customers (including affiliates), general economic conditions in the iron ore industry, production schedules and weather conditions on the Great Lakes. These multiple factors can result in significant variations in royalties received by Mesabi Trust (and in turn, the resulting funds available for distribution to Unitholders by Mesabi Trust) from quarter to quarter and from year to year. These variations, which can be positive or negative, cannot be predicted by the Trustees of Mesabi Trust. Based on the above factors, and as indicated by Mesabi Trust’s historical distribution payments, the royalties received by Mesabi Trust, and the distributions paid to Unitholders, if any, in any particular quarter are not necessarily indicative of royalties that will be received, or distributions that will be paid, if any, in any subsequent quarter or full year.

Cliffs’ quarterly royalty reports normally present royalty calculations and volume shipment or production amounts that are based on estimated iron ore prices that are subject to change. It is possible that future negative price adjustments could offset, or even eliminate, royalties or royalty income that would otherwise be payable to Mesabi Trust in any particular quarter, or at year end, thereby potentially reducing cash available for distribution to Mesabi Trust’s Unitholders in future quarters.

Cliffs Announced Agreement with the State of Minnesota for Iron Ore Mineral Leases at Nashwauk

On May 25, 2023, Cliffs announced that the State of Minnesota Executive Council approved sate mineral leases for more than 2,600 acres of iron ore bearing land at the Nashwauk site in Itasca County, thereby approving Cliffs’ assumption of the leases. Cliffs’ announcement further stated that these state leased lands, along with other previously acquired private mineral holdings at Nashwauk, will provide more than two decades of additional ore reserves for Hibbing Taconite, preserving jobs and “ensuring continued supply of iron ore pellets for Cleveland-Cliffs’ steel mills.”

Cliffs’ Announcement to Partially Restart Northshore Operations and Will Continue to Operate Northshore as Swing Operation

On April 25, 2023, Cliffs announced that “higher levels of steel production have led to the partial restart of some operations at … [its] iron ore mining and pelletizing swing facility at Northshore earlier this month.” In addition, Cliffs announced that it “…will continue to treat that facility as our swing operation. And at this time, we still do not expect to operate Northshore in full any time this year.” The Trustees of Mesabi Trust have not been provided with any additional information regarding the anticipated volume of production, stockpiling or shipping of iron ore products at the Northshore operations in Babbitt and Silver Bay, Minnesota.

Commencement of Arbitration in October 2022

As previously announced, on October 14, 2022, Mesabi Trust initiated arbitration against Northshore and its parent, Cliffs (jointly, the “Operator”), the lessee/operator of the leased lands. The arbitration proceeding was commenced with the American Arbitration Association. The Trust seeks an award of damages relating to the Operator’s underpayment of royalties in 2020, 2021, and 2022 by virtue of the Operator’s failure to use the highest price arm’s length iron ore pellet sale from the preceding four quarters in pricing internal production during the fourth quarter of 2020 through 2022. The Trust also seeks declaratory relief related to the Trust’s entitlement to certain documentation and to the time the Operator’s royalty obligation accrues on internal production. The arbitration is in the early stages of discovery.

Forward-looking Statements

This report contains certain forward-looking statements based on Cliffs’ publicly announced plans with respect to DR-grade pellet production, third party sales, and use of Northshore in the future, which statements are intended to be made under the safe harbor protections of the Private Securities Litigation Reform Act of 1995, as amended. Cliffs’ implementation of, or changes to, these plans are beyond Mesabi Trust’s control. As such, such statements are subject to risks and uncertainties, which could cause actual results to differ materially. Additional information concerning these and other risks and uncertainties is contained in Mesabi Trust’s filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the fiscal year ended January 31, 2023 (filed April 24, 2023). Mesabi Trust undertakes no obligation to publicly update or revise any of the forward-looking statements made herein to reflect events or circumstances after the date hereof.

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

For a discussion of additional factors, including but not limited to those that could adversely affect Mesabi Trust’s actual results and performance, see “Risk Factors” set forth on pages 4 through 17 of Mesabi Trust’s Annual Report on Form 10-K for the fiscal year-ended January 31, 2023 (filed April 24, 2023).

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

There have been no material changes in the Trust’s critical accounting policies or significant accounting estimates during the three months ended April 30, 2023. For a complete description of the Trust’s significant accounting policies, please see Note 2 to the financial statements included in the Trust’s Annual Report on Form 10-K for the year ended January 31, 2023 (filed April 24, 2023).

Certain Tax Information

The Trust is not taxable as a corporation for federal or state income tax purposes and is instead qualified as a nontaxable grantor trust. Since the Trust’s inception, all net taxable income is annually attributable directly to Unitholders for tax purposes regardless of whether the income is distributed or retained by the Trust in its reserve account. As such, in lieu of the Trust paying income taxes, Unitholders report their pro rata share of the various items of Trust income and deductions on their income tax returns. This reporting is required whether or not the earnings of the Trust are distributed as to Unitholders. During calendar year 2021, any funds retained to increase the Trust’s unallocated reserve, which were derived from reportable royalty income, will nonetheless become taxable as reportable income to Unitholders, depending on each individual’s personal tax situation. Information regarding the background on the changes in the Trust’s unallocated reserve is described above under “Results of Operations — Comparison of Unallocated Reserve as of April 30, 2023, April 30, 2022 and January 31, 2023” beginning on page 12. Unitholders are encouraged to consult with their own tax advisors to plan for any financial impact related to this and to review their personal tax situations related to investing in, holding or selling units of beneficial interest in Mesabi Trust.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

The following Risk Factor supplements the Trust’s Risk Factors as described in “Risk Factors” as set forth in pages 4 to 17 of Mesabi Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 2023 (filed April 24, 2023).

The limited or lack of arm’s-length third party sales of iron ore products (processed at Northshore using Mesabi Trust iron ore) by Cliffs could lead to uncertainty under the royalty agreement with respect to the calculation of royalties, which could in turn result in potential disputes regarding the amount of royalties owed to the Trust.

In order to calculate the royalties owed by Northshore to the Trust, the 1989 royalty agreement requires that Northshore make sales of iron ore products to third parties on an arm’s-length basis without regard to any other business relationship between Northshore and the third-party buyer of the iron ore products. In order to calculate royalties on less than arm’s-length sales (including sales from Northshore to Cliffs’ corporate affiliates), the royalty agreement requires reference to the highest contract price obtained by Northshore in the preceding four calendar quarters in a sale to a buyer not affiliated with Northshore and made on an arms’-length basis. Since Cliffs’ Toledo HBI plant came online in mid-2021, and accelerating after Cliffs’ acquisition of ArcelorMittal USA in late-2020, Northshore has increased the proportion of iron ore mined from the Mesabi Trust Lands that it sells to Cliffs’ corporate affiliates and decreased the proportion of such iron ore that it sells to third parties in arms’-length transactions. Cliffs’ public statements beginning in third quarter of 2021 have indicated that Cliffs will be limiting the tonnage of iron ore pellets that it sells to third parties from all of its mines, and particularly Northshore, which Cliffs idled from May 2022 to April 2023, announced a partial restart in April 2023, and said it will continue to run as a swing operation. Without consistent arms’-length sales from Northshore to third parties, the calculation of royalties on iron ore Northshore ships to Cliffs’ affiliates could be uncertain under the royalty agreement, which could in turn result in potential disputes regarding the amount of royalties owed to the Trust.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Mine Safety and Health Administration Safety Data. Pursuant to §1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, Cliffs started reporting information related to certain mine safety results at Northshore. This information is available in Part II, Item 4 of Cliffs’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, filed with the SEC on April 26, 2023.

Item 6. Exhibits.

(a)Exhibits

The following exhibits are being filed or furnished with this Quarterly Report on Form 10-Q:

Exhibit No.	Exhibit	Filing Method

31	Certification of Corporate Trustee of Mesabi Trust pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certification of Corporate Trustee of Mesabi Trust pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

99.1	Report of Baker Tilly US, LLP, dated June 13, 2023 regarding its review of the unaudited interim financial statements of Mesabi Trust as of and for the three months ended April 30, 2023	Filed herewith

101	Inline XBRL Instance Document	Filed herewith

104	Cover Page Interactive Data File	Embedded within the Inline XBRL document and contained in Exhibit 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MESABI TRUST
(Registrant)

	By:	DEUTSCHE BANK TRUST COMPANY AMERICAS
Corporate Trustee
Principal Administrative Officer and duly authorized signatory:*

June 13, 2023		By:	/s/ Chris Niesz
Name: Chris Niesz*
Title: Vice President

* There are no principal executive officers or principal financial officers of the registrant.