Form 10-Q
period 2023-07-31
MESABI TRUST
filed 2023-09-13
CIK 65172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2023

or

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

As of September 10, 2023, there were 13,120,010 Units of Beneficial Interest in Mesabi Trust outstanding.

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

For a discussion of the factors, including without limitation, those that could materially and adversely affect Mesabi Trust’s actual results and performance, see “Risk Factors” set forth on pages 4 through 17 of Mesabi Trust’s Annual Report for the year ended January 31, 2023, as updated by Part II, Item 1A of the Report on Form 10-Q for the quarter ended April 30, 2023. These risks and uncertainties are not exclusive and further information concerning the Trust, including factors that potentially could materially affect our operating results, financial condition or the market price of the Units, may emerge from time to time. Mesabi Trust undertakes no obligation, other than that imposed by law, to make any revisions to the forward-looking statements contained in this filing or to update them to reflect circumstances occurring after the date of this filing. We advise you, however, to consult any further disclosures we make on related subjects in our future Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K and Current Reports on Form 8-K that we file with or furnish to the Securities and Exchange Commission.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements. (Note 1)

Mesabi Trust

Condensed Statements of Operations

Three and Six Months Ended July 31, 2023 and 2022

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2023	2022	2023	2022
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
A. Condensed Statements of Operations

Revenues
Royalty income (loss)	$9,730,596	$(4,401,049)	$11,441,912	$9,794,440
Interest	158,645	34,238	296,178	34,997

Total revenues (loss)	9,889,241	(4,366,811)	11,738,090	9,829,437

Expenses	705,901	490,560	1,531,611	1,091,623

Net income (loss)	$9,183,340	$(4,857,371)	$10,206,479	$8,737,814

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING
Number of units outstanding	13,120,010	13,120,010	13,120,010	13,120,010

Net income (loss) per unit (Note 2)	$0.6999	$(0.3702)	$0.7779	$0.6660

Distributions declared per unit (Note 3)	$-	$0.8400	$-	$1.8800

See Notes to Condensed Financial Statements.

Mesabi Trust

Condensed Balance Sheets

July 31, 2023 and January 31, 2023

	July 31, 2023	January 31, 2023
	(unaudited)
B. Condensed Balance Sheets

Assets

Cash and cash equivalents	$17,750,909	$13,966,500
Accrued income receivable	1,812,600	23,562
Contract asset	2,033,676	—
Prepaid expenses	303,942	127,233
Current assets	21,901,127	14,117,295

Fixed property, including intangibles, at nominal values
Assignments of leased property

Amended assignment of Peters Lease	1	1

Assignment of Cloquet Leases	1	1

Certificate of beneficial interest for 13,120,010 units of Land Trust	1	1
	3	3

Total assets	$21,901,130	$14,117,298

Liabilities, Unallocated Reserve And Trust Corpus

Liabilities
Accrued expenses	$256,434	$380,960
Contract liability	—	2,298,121
Total liabilities	256,434	2,679,081

Unallocated reserve	21,644,693	11,438,214

Trust corpus	3	3

Total liabilities, unallocated reserve and trust corpus	$21,901,130	$14,117,298

See Notes to Condensed Financial Statements.

Mesabi Trust

Condensed Statements of Cash Flows

Six Months Ended July 31, 2023 and 2022

	Six Months Ended
	July 31,
	2023	2022
	(unaudited)	(unaudited)
C. Condensed Statements of Cash Flows

Operating activities
Royalties received	$5,321,510	$15,857,438
Interest received	295,745	25,666
Expenses paid	(1,832,846)	(1,216,251)

Net cash from operating activities	3,784,409	14,666,853

Investing activities
Maturities of U.S. Government securities	53,995,684	49,166,956
Purchases of U.S. Government securities	(53,995,684)	(72,503,643)

Net cash from (used for) investing activities	—	(23,336,687)

Financing activity
Distributions to unitholders	—	(36,604,828)

Net change in cash and cash equivalents	3,784,409	(45,274,662)

Cash and cash equivalents, beginning of period	13,966,500	47,727,522

Cash and cash equivalents, end of period	$17,750,909	$2,452,860

Reconciliation of net income to net cash from operating activities

Net income	$10,206,479	$8,737,814
(Increase) decrease in accrued income receivable	(1,789,038)	4,622,034
(Increase) decrease in contract asset	(2,033,676)	1,431,633
Increase in prepaid expense	(176,709)	(176,940)
(Decrease) increase in accrued expenses	(124,526)	52,312
Decrease in contract liability	(2,298,121)	—

Net cash from operating activities	$3,784,409	$14,666,853

Non cash financing activity

Distributions declared and payable	$—	$11,020,810

See Notes to Condensed Financial Statements.

Mesabi Trust

Notes to Condensed Financial Statements

July 31, 2023 (Unaudited)

Note 1.  The condensed financial statements and notes to the condensed financial statements included herein have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Trustees of Mesabi Trust (the “Trustees”), all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the results of operations for the three and six months ended July 31, 2023 and 2022, (b) the financial position as of July 31, 2023 and (c) the cash flows for the six months ended July 31, 2023 and 2022, have been made. For further information, refer to the financial statements and footnotes included in Mesabi Trust’s Annual Report on Form 10-K for the year ended January 31, 2023.

Note 2.  Net income per unit is based on 13,120,010 units outstanding during all periods presented.

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

Disaggregation of Revenues

The following table represents a disaggregation of revenue for the three and six months ended July 31, 2023 and July 31, 2022.

	Three Months Ended July 31,
	2023	2022
Base overriding royalties	$5,373,668	$(4,402,501)
Bonus royalties	4,090,094	(10)
Fee royalties	266,834	1,462
Total royalty income (loss)	$9,730,596	$(4,401,049)

	Six Months Ended July 31,
	2023	2022
Base overriding royalties	$6,335,466	$3,829,720
Bonus royalties	4,797,934	5,722,317
Fee royalties	308,512	242,403
Total royalty income	$11,441,912	$9,794,440

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

The royalty percentage paid to the Trust increases as the aggregate tonnage of iron ore products shipped, or deemed shipped, attributable to the Trust, in any calendar year increases. The Trust earns a 2.5% royalty on the first million tons shipped or deemed shipped, 3.5% on the second million tons, 5.0% on the third million tons, 5.5% on the fourth million tons and 6.0%

beyond four million tons. The base overriding royalties contain variable consideration, as the transaction price is based on a percentage that varies based on the total cumulative tons of iron ore shipped, or deemed shipped, for the calendar year. The Trust estimates the variable consideration it expects to be entitled to receive over the contractual period associated with the royalty agreement. Under the royalty agreement, measurement of the total cumulative volumes of iron ore shipped, or deemed shipped, and the applicable royalty percentages, is reset at the beginning of each calendar year. The Trust evaluates the estimate of the variable consideration to determine whether the estimate needs to be constrained; therefore, the Trust includes the variable consideration in the transaction price only to the extent that it is probable that a significant reversal of the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. For the base overriding royalties, the Trust estimates the base overriding royalty percentage using the expected value method, which calculates the estimate based off the historical, current, and forecasted shipments. The Trust recognizes base overriding royalties on a quarterly basis based on the actual third party shipments and deemed shipments for internal use, for the fiscal quarter at the estimated royalty percentage as described above and based on the estimated prices for iron ore products sold under Cliffs’ Customer Contracts.

On May 1, 2022, Cliffs idled Northshore. On July 22, 2022, Cliffs announced that it was extending the ongoing idle at Northshore through at least April of 2023. Based on the change in the anticipated timing of the idling of Northshore operations, the Trust’s estimate of the variable consideration relating to the base overriding royalties to be received was determined to be constrained during the second quarter ended July 31, 2022, and all variable consideration expected to be received through the end of the fiscal year ended January 31, 2023 was reversed in the second fiscal quarter ended July 31, 2022, resulting in negative base overriding royalties during that quarter. On April 25, 2023, Cliff's announced a partial restart of some operations at Northshore and that Cliffs will continue to treat Northshore as a swing operation. The Trust has recommenced recording a contract asset for variable consideration in the current fiscal year for base overriding royalties, based on estimated cumulative tons shipped for the current fiscal year at estimated prices for iron ore products sold under Cliffs’ Customer Contracts that will be collected in subsequent quarters as the uncertainty associated with the variable consideration is resolved.

Bonus royalties

The performance obligation for the bonus royalties consists of providing Northshore access to the Peters Lands, Cloquet Lands, and Mesabi Lands and the right to mine on these lands and the consideration to be received from this access relates to the volume of iron ore shipped, or deemed shipped, by Northshore. The Trust recognizes bonus royalties on a quarterly basis based on the actual third party shipments and deemed shipments for internal use, of the fiscal quarter at the actual royalty percentage for those shipments and based on the anticipated prices for iron ore products sold under Cliffs’ Customer Contracts. The Trust is paid royalty bonuses when iron ore products shipped are sold at anticipated prices above a threshold price per ton. The royalty bonus is based on a percentage of the gross proceeds of product shipped. The royalty bonus percentage ranges from 1/2 of 1% of the gross proceeds (on all tonnage shipped for sale at prices between the threshold price and $2.00 above the threshold price) to 3% of the gross proceeds (on all tonnage shipped for sale at prices $10.00 or more above the threshold price). The threshold price is adjusted annually for inflation and is $66.00 per ton for calendar year 2023.

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

Accrued income receivable

The accrued income receivable is included in net income per unit. The Trust recorded $1,812,600 of accrued income receivable as reflected on the Condensed Balance Sheet as of July 31, 2023 (unaudited). As of January 31, 2023, the Trust recorded accrued income receivable of $23,562. Accrued income receivable represents royalty income earned but not yet received by the Trust. Accrued income receivable is calculated using estimated prices and includes (i) shipments during the last month of Mesabi Trust’s fiscal quarter, if any, and (ii) net positive adjustments (which may include the sum of positive and negative price adjustments) calculated using the pricing adjustment mechanisms in the iron ore pellet sales agreements between Cliffs and its customers that determine the final sales price of the shipments from Silver Bay, Minnesota.

Contract asset and contract liability

The contract asset and contract liability are presented net in the accompanying condensed balance sheets as both the contract asset and contract liability are derived from one customer contract. A net contract asset in the amount of $2,033,676 is reflected on the Condensed Balance Sheet as of July 31, 2023 (unaudited). The net contract asset is made up of a contract asset in the amount of $2,185,978 and a contract liability in the amount of $152,302. As of January 31, 2023 the Trust recorded a net contract liability of $2,298,121. The net contract liability is made up of a contract asset in the amount of $0 and a contract liability in the amount of $2,298,121. The contract asset is based on the revenue recognized on the base overriding royalties, at the estimated prices for iron ore products sold under Cliffs’ Customer Contracts that will be collected in subsequent quarters as the uncertainty associated with the variable consideration is resolved. The contract asset is not available for distribution to the Unitholders until the applicable royalties are actually received by the Trust. The Trust includes estimated future royalty rates on current contracted volumes within contract asset. The contract liability represents an estimate of decreases in royalty revenue related to tons of iron ore that were shipped, or deemed shipped, by Northshore, but for which Northshore has indicated that final pricing is not yet known and is adjusted in accordance with the Trust’s revenue recognition policy each quarter as updated pricing information is received, as well as payment for tons credited to the Trust at a minimum of 90% of total shipments when the actual tons shipped from Trust lands are less than 90% in the calendar quarter. The contract liability as of January 31, 2023 was offset against royalty payments owed to the Trust during the second fiscal quarter ended July 31, 2023. The Trust is entitled to payment upon production of pellets to be sold for internal use by facilities owned by Cliffs or its subsidiaries. Revenue is recognized in accordance with the Trust’s revenue recognition policy at the estimated prices for iron ore products sold under Cliffs’ Customer Contracts as actual third party shipments and deemed shipments for internal use, of these products are made.

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

Note 4.  On July 14, 2023, the Trustees declared no distribution per Unit of Beneficial Interest for the quarter ended July 31, 2023 as compared to a distribution of $0.84 per Unit of Beneficial Interest for the quarter ended July 31, 2022.

On July 28, 2023, the Trustees received the quarterly royalty report of iron ore production and shipment during the calendar quarter ended June 30, 2023 from Cliffs, the parent company of Northshore.

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

As of July 31, 2023 and January 31, 2023, the unallocated cash and cash equivalents portion of the Trust’s Unallocated Reserve was comprised of the following components. Cash equivalents consists of U.S. government securities with original maturities of 3 months or less.

	July 31, 2023	January 31, 2023
Cash and cash equivalents	$17,750,909	$13,966,500
Distribution payable	—	—

Unallocated cash and cash equivalents	$17,750,909	$13,966,500

A reconciliation of the Trust’s Unallocated Reserve and Trust Corpus for the three and six months ended July 31, 2023 and 2022 is as follows:

	Unallocated	Trust
	Reserve	Corpus	Total
Balances as of January 31, 2023	$11,438,214	$3	$11,438,217

Net income	10,206,479	—	10,206,479
Distributions declared - $0.0000 per unit	—	—	—

Balances as of July 31, 2023	$21,644,693	$3	$21,644,696

	Unallocated	Trust
	Reserve	Corpus	Total
Balances as of April 30, 2023	$12,461,353	$3	$12,461,356

Net income	9,183,340	—	9,183,340
Distributions declared - $0.0000 per unit	—	—	—

Balances as of July 31, 2023	$21,644,693	$3	$21,644,696

	Unallocated	Trust
	Reserve	Corpus	Total
Balances as of January 31, 2022	$30,794,749	$3	$30,794,752

Net income	8,737,814	—	8,737,814
Distributions declared - $1.8800 per unit	(24,665,620)	—	(24,665,620)

Balances as of July 31, 2022	$14,866,943	$3	$14,866,946

	Unallocated	Trust
	Reserve	Corpus	Total
Balances as of April 30, 2022	$30,745,124	$3	$30,745,127

Net loss	(4,857,371)	—	(4,857,371)
Distributions declared - $.8400 per unit	(11,020,810)	—	(11,020,810)

Balances as of July 31, 2022	$14,866,943	$3	$14,866,946

Item 2. Trustees’ Discussion and Analysis of Financial Condition and Results of Operations.

This discussion should be read in conjunction with the condensed financial statements and notes presented in this Quarterly Report on Form 10-Q and the financial statements and notes in the last filed Annual Report on Form 10-K for the year ended January 31, 2023 for a full understanding of Mesabi Trust’s financial position and results of operations for the three and six months ended July 31, 2023.

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

Three types of royalties, as well as royalty bonuses, comprise the Trust’s leasehold royalty income:

●	Base overriding royalties. Base overriding royalties have historically constituted the majority of the Trust’s royalty income. Base overriding royalties are determined by both the volume and selling price of iron ore products shipped. Northshore is obligated to pay the Trust base overriding royalties in varying amounts, based on the volume of iron ore products shipped. Base overriding royalties are calculated as a percentage of the gross proceeds of iron ore products produced at Mesabi Trust Lands (and to a limited extent other lands) and shipped or deemed shipped. The percentage ranges from 2-1/2% of the gross proceeds for the first one million tons of iron ore products shipped annually to 6% of the gross proceeds for all iron ore products in excess of four million tons shipped annually. Base overriding royalties are subject to interim and final price adjustments under some of the contracts among Northshore, Cliffs and certain of their customers (the “Cliffs’ Customer Contracts”) and, as described elsewhere in this report, such adjustments may be positive or negative.

●	Royalty bonuses. The Trust earns royalty bonuses when iron ore products shipped are sold at prices above a threshold price per ton. The royalty bonus is based on a percentage of the gross proceeds of product shipped. The threshold price is adjusted (but not below $30.00 per ton) on an annual basis for inflation and deflation (the “Adjusted Threshold Price”). The Adjusted Threshold Price was $62.03 per ton for calendar year 2022 and is $66.00 per ton for calendar year 2023. The royalty bonus percentage ranges from 1/2 of 1% of the gross proceeds (on all tonnage shipped for sale at prices between the Adjusted Threshold Price and $2.00 above the Adjusted Threshold Price) to 3% of the gross proceeds (on all tonnage shipped for sale at prices $10.00 or more above the Adjusted Threshold Price). Royalty bonuses are subject to price adjustments under Cliffs’ Customer Contracts and, as described elsewhere in this report, such adjustments may be positive or negative.

●	Fee royalties. Fee royalties have historically constituted a smaller component of the Trust’s total royalty income. Fee royalties are payable to the Mesabi Land Trust, a Minnesota land trust, which holds a 20% interest as fee owner in the Amended Assignment of Peters Lease. Mesabi Trust holds the entire beneficial interest in the Mesabi Land Trust for which U.S. Bank N.A. acts as the corporate trustee. Mesabi Trust receives the net income of the Mesabi Land Trust, which is generated from royalties on the amount of crude ore mined after the payment of expenses to U.S. Bank N.A. for its services as the corporate trustee. Crude ore is the source of iron oxides used to make iron ore pellets and other products. The fee royalty on crude ore is based on an agreed price per ton, subject to certain indexing.

●	Minimum advance royalties. Northshore’s obligation to pay base overriding royalties and royalty bonuses with respect to the sale of iron ore products generally accrues upon the shipment of those products. However, regardless of whether any shipment has occurred, Northshore is obligated to pay to Mesabi Trust a minimum advance royalty. Each year, the amount of the minimum advance royalty is adjusted (but not below $500,000 per annum) for inflation and deflation. The minimum advance royalty was $1,034,237 for calendar year 2022 and is $1,100,498 for calendar year 2023. Until overriding royalties (and royalty bonuses, if any) for a particular year equal or exceed the minimum advance royalty for the year, Northshore must make quarterly payments of up to 25% of the minimum advance royalty for the year. Because minimum advance royalties are essentially prepayments of base overriding royalties and royalty bonuses earned each year, any minimum advance royalties paid in a fiscal quarter are recouped by credits against base overriding royalties and royalty bonuses earned in later fiscal quarters during the year.

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

Under the relevant agreements, Northshore has the right to mine and ship iron ore products from lands other than Mesabi Trust Lands. Northshore alone determines whether to conduct mining operations on Mesabi Trust Lands and/or such other lands based on its current mining and engineering plan. The Trustees do not exert any influence over mining operational decisions. To encourage the use of iron ore products from Mesabi Trust Lands, Mesabi Trust receives royalties on stated percentages of iron ore shipped, whether or not the iron ore products are from Mesabi Trust Lands. Mesabi Trust receives royalties at the greater of (i) the aggregate quantity of iron ore products shipped that were mined from Mesabi Trust Lands, and (ii) a portion of the aggregate quantity of all iron ore products shipped that were mined from any lands, such portion being 90% of the first four million tons shipped during such year, 85% of the next two million tons shipped during such year, and 25% of all tonnage shipped during such year in excess of six million tons. The royalty percentage paid to the Trust increases as the aggregate tonnage of iron ore products shipped, attributable to the Trust, in any calendar year increases past each of the ton volume thresholds. Assuming a consistent sales price per ton throughout a calendar year, shipments of iron ore product attributable to the Trust later in the year generate a higher royalty to the Trust, as total shipments for the year exceed increasing levels of royalty percentages and pass each of the ton volume thresholds.

During the course of its typical fiscal year, some portion of royalties expected to be paid to Mesabi Trust is based in part on estimated prices for certain iron ore products sold under some of the Cliffs’ Customer Contracts. Some of the Cliffs’ Customer Contracts use estimated prices which are subject to interim and final pricing adjustments, which can be positive or negative, and are dependent in part on multiple price and inflation index factors that are not known until after the end of a contract year. Even though Mesabi Trust is not a party to the Cliffs’ Customer Contracts, these adjustments can result in significant variations in royalties payable to Mesabi Trust (and, in turn, the resulting amount available for distribution to Unitholders by the Trust) from quarter to quarter and on a comparative historical basis, and these variations, which can be positive or negative, cannot be predicted by the Trust. In either case, these price adjustments will impact future royalties payable to the Trust and, in turn, will impact cash reserves that may become available for distribution to Unitholders.

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

Results of Operations

Comparison of Iron Ore Pellet Production and Shipments for the Three and Six Months Ended July 31, 2023 and July 31, 2022

As shown in the table below, during the three months ended July 31, 2023, production of iron ore pellets at Northshore from Mesabi Trust Lands totaled 1,049,281 tons, and shipments over the same period totaled 1,049,281 tons. By comparison, pellet production and shipments for the comparable period in 2022 were – zero tons and – zero tons, respectively. The increase in production and shipments is attributable to the restart of Northshore’s facilities during the current period as compared to the prior period. For the three months ended July 31, 2023, approximately 88.3% of shipments originated from Trust lands.

	Pellets Produced from	Pellets Shipped from
	Trust Lands	Trust Lands
Three Months Ended	(Tons)	(Tons)
July 31, 2023	1,049,281	1,049,281
July 31, 2022	—	—

As shown in the table below, during the six months ended July 31, 2023, production of iron ore pellets at Northshore from Mesabi Trust Lands totaled 1,204,581 tons, and shipments over the same period totaled 1,204,581 tons. By comparison, pellet production and shipments for the comparable period in 2022 were 906,952 tons and 906,952 tons, respectively. The increase in production and shipments is attributable to the restart of Northshore’s facilities during the current period as compared to the idling that occurred during part of the prior period. For the six months ended July 31, 2023, approximately 87.8% of shipments originated from Trust lands.

	Pellets Produced from	Pellets Shipped from
	Trust Lands	Trust Lands
Six Months Ended	(Tons)	(Tons)
July 31, 2023	1,204,581	1,204,581
July 31, 2022	906,952	906,952

Comparison of Royalty Income for the Three and Six Months Ended July 31, 2023 and July 31, 2022

As reflected in the table below, the Trust’s total royalty income for the three months ended July 31, 2023 increased by $14,131,645 to $9,730,596 as compared to the three months ended July 31, 2022. The increase in total royalty income is due to the restart of Northshore’s facilities during the three months ended July 31, 2023, as compared to the idling of Northshore during the three months ended July 31, 2022. In addition, due to Cliffs announcing on July 22, 2022 that it was extending the ongoing idle at Northshore operations through at least April of 2023, the Trust’s estimate of the variable consideration relating to the base overriding royalties to be received that was recorded in the first fiscal quarter ended April 30, 2022 was determined to be constrained during the second fiscal quarter ended July 31, 2022, and all variable consideration expected to be received through the end of the fiscal year ended January 31, 2023 was reversed in the second fiscal quarter ended July 31, 2022, resulting in negative base overriding royalties during that quarter. With the restart of operations in the second fiscal quarter ended July 31, 2023, the Trust has recommenced recording a contract asset for variable consideration in the current fiscal year, which is included in royalty income for the three months ended July 31, 2023.

The table below shows that the base overriding royalties increased $9,776,169 and the bonus royalties increased by $4,090,104 for the three months ended July 31, 2023, as compared to the three months ended July 31, 2022. Fee royalties increased by $265,372 over the same period. The increase in the base overriding royalties, bonus royalties and fee royalties is attributable to the restart of Northshore’s facilities in the current period, as compared to the prior comparable period.

The table below summarizes the components of Mesabi Trust’s total royalty income for the three months ended July 31, 2023 and July 31, 2022, respectively:

	Three Months Ended July 31,
	2023	2022
Base overriding royalties	$5,373,668	$(4,402,501)
Bonus royalties	4,090,094	(10)
Fee royalties	266,834	1,462
Total royalty income (loss)	$9,730,596	$(4,401,049)

As reflected in the table below, the Trust’s total royalty income for the six months ended July 31, 2023 increased by $1,647,472 to $11,441,912 as compared to the six months ended July 31, 2022.

The table below shows that the base overriding royalties increased $2,505,746 and the bonus royalties decreased by $924,383 for the six months ended July 31, 2023, as compared to the six months ended July 31, 2022. Fee royalties increased by $66,109 over the same period. The increase in the base overriding royalties and fee royalties is attributable to a higher volume of shipments during the current six months ended July 31, 2023, as compared to the prior comparable period. The decrease in the bonus royalties is attributable to lower prices received during the six months ended July 31, 2023 as compared to the six months ended July 31, 2022.

The table below summarizes the components of Mesabi Trust’s total royalty income for the six months ended July 31, 2023 and July 31, 2022, respectively:

	Six Months Ended July 31,
	2023	2022
Base overriding royalties	$6,335,466	$3,829,720
Bonus royalties	4,797,934	5,722,317
Fee royalties	308,512	242,403
Total royalty income	$11,441,912	$9,794,440

Comparison of Net Income, Expenses and Distributions for the Three and Six Months Ended July 31, 2023 and July 31, 2022

Net income for the three months ended July 31, 2023 was $9,183,340, an increase of $14,040,711 as compared to the three months ended July 31, 2022. The increase in net income for the three months ended July 31, 2023 was due to the restart of Northshore’s facilities during the current period, as compared to the idling of operations in the three months ended July 31, 2022. The Trust’s expenses for the three months ended July 31, 2023 were $705,901, an increase of $215,341 compared to the expenses for the three months ended July 31, 2022. The increase in expenses was primarily attributable to an increase in legal fees and expenses incurred for the three months ended July 31, 2023 (primarily related to the pending arbitration), as compared to the prior comparable period. The table below summarizes the Trust’s income and expenses for the three months ended July 31, 2023 and July 31, 2022, respectively.

	Three Months Ended July 31,
	2023	2022
Total royalty income (loss)	$9,730,596	$(4,401,049)
Interest income	158,645	34,238
Total revenues (loss)	9,889,241	(4,366,811)
Expenses	705,901	490,560
Net income (loss)	$9,183,340	$(4,857,371)

Net income for the six months ended July 31, 2023 was $10,206,479, an increase of $1,468,665 as compared to the six months ended July 31, 2022. The increase in net income for the six months ended July 31, 2023 was due to a higher volume of shipments during the current six months ended July 31, 2023, as compared to the prior comparable period. The Trust’s expenses for the six months ended July 31, 2023 were $1,531,611, an increase of $439,988 compared to the expenses for the six months ended July 31, 2022. The increase in expenses was primarily attributable to an increase in legal fees and expenses (primarily related to the pending arbitration) incurred for the six months ended July 31, 2023, as compared to the prior comparable period. The table below summarizes the Trust’s income and expenses for the six months ended July 31, 2023 and July 31, 2022, respectively.

	Six Months Ended July 31,
	2023	2022
Total royalty income	$11,441,912	$9,794,440
Interest income	296,178	34,997
Total revenues	11,738,090	9,829,437
Expenses	1,531,611	1,091,623
Net income	$10,206,479	$8,737,814

As presented on the “Trust’s Condensed Statements of Operations” on page 3 of this quarterly report, the Trust’s net income per unit increased $1.0701 per unit to $0.6999 per unit for the fiscal quarter ended July 31, 2023 as compared to the fiscal quarter ended July 31, 2022. On July 14, 2023, the Trust declared no distribution to Unitholders of record. Comparatively, the Trust declared a distribution of $0.84 per unit to Unitholders in July 2022. During the six months ended July 31, 2023 and July 31, 2022 the Trust declared no distribution to Unitholders of record and $1.88 per unit, respectively.

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

Comparison of Unallocated Reserve as of July 31, 2023, July 31, 2022 and January 31, 2023

As set forth in the table below, Unallocated Reserve increased from $14,866,943 as of July 31, 2022 to $21,644,693 as of July 31, 2023. The increase in Unallocated Reserve as of July 31, 2023, as compared to July 31, 2022, is primarily the result of an increase in the unallocated cash and cash equivalents and contract asset. The increase in the unallocated cash and cash equivalents is attributable to an increase in royalties received in the second quarter of 2023 as compared to the second quarter of 2022. The increase in the contract asset portion of the Unallocated Reserve is attributable to the restart of operations in the second fiscal quarter of 2023, compared to the constrained estimate due to the idling of operations in the second fiscal quarter ended July 31, 2022, that resulted in the derecognition of the contract asset as of July 31, 2022, see Note 2 for further discussion.

	July 31,		% increase
	2023	2022	(decrease)
Accrued Income Receivable	$1,812,600	$9,476	19028.3%
Contract Asset	2,033,676	—	100.0%
Unallocated Cash and Cash Equivalents	17,750,909	14,768,737	20.2%
Prepaid Expenses and (Accrued Expenses), net	47,508	88,730	(46.5)%
Unallocated Reserve	$21,644,693	$14,866,943	45.6%

It is possible that future negative price adjustments could offset, or even eliminate, future royalties or royalty income that would otherwise be payable to the Trust in any particular quarter, or at year end, thereby potentially reducing cash available for distribution to the Trust’s Unitholders in future quarters. See the discussion under the heading “Risk Factors” beginning on page 4 of the Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 2023 (filed April 24, 2023), as updated by Part II, Item 1A of the Quarterly Report on Form 10-Q for quarter ended April 30, 2023 (filed June 13, 2023).

The Trust’s Unallocated Reserve as of July 31, 2023 increased by $10,206,479 to $21,644,693, as compared to the fiscal year ended January 31, 2023. The increase in the Unallocated Reserve as of July 31, 2023, as compared to January 31, 2023, is primarily the result of an increase in unallocated cash and cash equivalents as well as an increase in the contract asset and a decrease in the contract liability. The increase in the unallocated cash and cash equivalents portion of the Unallocated Reserve is attributable to an increase in royalties received in the fiscal quarter ending July 31, 2023, as compared to the fiscal quarter ending January 31, 2023. The increase in the contract asset portion of the Unallocated Reserve is attributable to estimates in the variable consideration as of July

31, 2023, as compared to January 31, 2023, which is driven by the amount of shipments to date through the current calendar year. The decrease in the contract liability portion of the Unallocated Reserve relates to a reduction of the contract liability in the current fiscal quarter through an offset to royalties received for the contract liability that existed as of January 31, 2023.

			% increase
	July 31, 2023	January 31, 2023	(decrease)
Accrued Income Receivable	$1,812,600	$23,562	7592.9%
Contract Asset	2,033,676	—	100.0%
Unallocated Cash and Cash Equivalents	17,750,909	13,966,500	27.1%
Prepaid Expenses and (Accrued Expenses), net	47,508	(253,727)	(118.7)%
Contract Liability	—	(2,298,121)	(100.0)%
Unallocated Reserve	$21,644,693	$11,438,214	89.2%

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

Recent Developments

Cleveland-Cliffs and the United Steelworkers Reach Tentative Labor Agreement for Northshore Mining Operations

On August 29, 2023, Cleveland-Cliffs Inc. announced that it had reached a tentative agreement with the United Steelworkers (USW) on a new 3-year labor agreement. The new contract will cover approximately 430 USW-represented workers at Cliffs’ Northshore Mine in Minnesota. The agreement is pending ratification by USW local union membership.

On September 9, 2023, Cliffs announced that its employees represented by the United Steelworkers (USW) at its Northshore Mining operations in Minnesota ratified a new 3-year labor agreement. The agreement covers approximately 430 USW-represented employees at Cleveland-Cliffs Northshore.

Receipt of Quarterly Royalty Report

On July 28, 2023, the Trustees of Mesabi Trust received the quarterly royalty report of iron ore production and shipments out of Silver Bay, Minnesota during the three months ended June 30, 2023 (the “Quarterly Royalty Report”) from Cliffs, the parent company of Northshore.

As reported to Mesabi Trust by Cliffs in the Quarterly Royalty Report, based on production and shipments of iron ore products by Northshore during the three months ended June 30, 2023, Mesabi Trust was credited with a base royalty of $3,357,288.  Also for the three months ended June 30, 2023, Mesabi Trust was credited with a bonus royalty in the amount of $4,028,746.  After applying reductions totaling $2,298,120 as a result of negative adjustments related to changes in estimates from prior quarters, on June 28, 2023, Cliffs paid Mesabi Trust a royalty of $5,087,914.  In addition, a royalty payment of $233,596 was paid to the Mesabi Land Trust.  Accordingly, the total royalty payments from Cliffs received by Mesabi Trust for the three months ended June 30, 2023 were $5,321,510.

The royalties paid to Mesabi Trust are based on the volume of iron ore pellets produced for internal use or shipped for third party sales during the quarter and the year to date, the pricing of iron ore product sales, and the percentage of iron ore pellet shipments from Mesabi Trust lands rather than from non-Mesabi Trust lands.  In the second calendar quarter of 2023, Cliffs credited Mesabi Trust with 886,301 tons shipped or produced during the quarter, as compared to 198,495 tons shipped or produced during the second calendar quarter of 2022.

The volume of iron ore pellets (and other iron ore products) produced or shipped by Northshore varies from quarter to quarter and year to year based on a number of factors, including, among others, Cliffs’ decisions to idle Northshore operations (which occurred between spring 2022 through March 2023), the requested delivery schedules of customers (including affiliates), general economic conditions in the iron ore industry, production schedules and weather conditions on the Great Lakes.  These multiple factors can result in significant variations in royalties received by Mesabi Trust (and in turn, the resulting funds available for distribution to Unitholders by Mesabi Trust) from quarter to quarter and from year to year.  These variations, which can be positive or negative, cannot be predicted by the Trustees of Mesabi Trust.  Based on the above factors, and as indicated by Mesabi Trust’s historical distribution payments, the royalties received by Mesabi Trust, and the distributions paid to Unitholders, if any, in any particular quarter are not necessarily indicative of royalties that will be received, or distributions that will be paid, if any, in any subsequent quarter or full year.

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

Cliffs Announced Agreement with the State of Minnesota for Iron Ore Mineral Leases at Nashwauk

On May 25, 2023, Cliffs announced that the State of Minnesota Executive Council approved state mineral leases for more than 2,600 acres of iron ore bearing land at the Nashwauk site in Itasca County, thereby approving Cliffs’ assumption of the leases. Cliffs’ announcement further stated that these state leased lands, along with other previously acquired private mineral holdings at Nashwauk, will provide more than two decades of additional ore reserves for Hibbing Taconite, preserving jobs and “ensuring continued supply of iron ore pellets for Cleveland-Cliffs’ steel mills.”

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

Commencement of Arbitration in October 2022

As previously announced, on October 14, 2022, Mesabi Trust initiated arbitration against Northshore and its parent, Cliffs (jointly, the “Operator”), the lessee/operator of the leased lands. The arbitration proceeding was commenced with the American Arbitration Association. The Trust seeks an award of damages relating to the Operator’s underpayment of royalties in 2020, 2021, and 2022 by virtue of the Operator’s failure to use the highest price arm’s length iron ore pellet sale from the preceding four quarters in pricing internal production during the fourth quarter of 2020 through 2022. The Trust also seeks declaratory relief related to the Trust’s entitlement to certain documentation and to the time the Operator’s royalty obligation accrues on internal production. The arbitration is in discovery.

Forward-Looking Statements

This report contains certain forward-looking statements based on Cliffs’ publicly announced plans with respect to Northshore in the future, which statements are intended to be made under the safe harbor protections of the Private Securities Litigation Reform Act of 1995, as amended. Cliffs’ implementation of, or changes to, these plans are beyond Mesabi Trust’s control. As such, such statements are subject to risks and uncertainties, which could cause actual results to differ materially. Additional information concerning these and other risks and uncertainties is contained in Mesabi Trust’s filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the fiscal year ended January 31, 2023 (filed April 24, 2023) and the Trust’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2023 (filed June 13, 2023). Mesabi Trust undertakes no obligation to publicly update or revise any of the forward-looking statements made herein to reflect events or circumstances after the date hereof.

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

For a discussion of additional factors, including but not limited to those that could adversely affect Mesabi Trust’s actual results and performance, see “Risk Factors” set forth on pages 4 through 17 of Mesabi Trust’s Annual Report on Form 10-K for the fiscal year-ended January 31, 2023 (filed April 24, 2023) and Quarterly Report on Form 10-Q for quarter ended April 30, 2023 (filed June 13, 2023).

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

There have been no material changes in the Trust’s critical accounting policies or significant accounting estimates during the three months ended July 31, 2023. For a complete description of the Trust’s significant accounting policies, please see Note 2 to the financial statements included in the Trust’s Annual Report on Form 10-K for the year ended January 31, 2023 (filed April 24, 2023).

Certain Tax Information

The Trust is not taxable as a corporation for federal or state income tax purposes and is instead qualified as a nontaxable grantor trust. Since the Trust’s inception, all net taxable income is annually attributable directly to Unitholders for tax purposes regardless of whether the income is distributed or retained by the Trust in its reserve account. As such, in lieu of the Trust paying income taxes, Unitholders report their pro rata share of the various items of Trust income and deductions on their income tax returns. This reporting is required whether or not the earnings of the Trust are distributed as to Unitholders. During calendar year 2021, any funds retained to increase the Trust’s unallocated reserve, which were derived from reportable royalty income, will nonetheless become taxable as reportable income to Unitholders, depending on each individual’s personal tax situation. Information regarding the background on the changes in the Trust’s unallocated reserve is described above under “Results of Operations — Comparison of Unallocated Reserve as of July 31, 2023, July 31, 2022 and January 31, 2023” beginning on page 12. Unitholders are encouraged to consult with their own tax advisors to plan for any financial impact related to this and to review their personal tax situations related to investing in, holding or selling units of beneficial interest in Mesabi Trust.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes in the Trust’s risk factors as described in “Risk Factors” set forth on pages 4 through 17 of Mesabi Trust’s Annual Report for the year-ended January 31, 2023, except as updated by Part II, Item 1A of the Quarterly Report on Form 10-Q for the period ended April 30, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Mine Safety and Health Administration Safety Data. Pursuant to §1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, Cliffs started reporting information related to certain mine safety results at Northshore. This information is available in Part II, Item 4 of Cliffs’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, filed with the SEC on July 26, 2023.

Item 6. Exhibits.

(a)Exhibits

The following exhibits are being filed or furnished with this Quarterly Report on Form 10-Q:

Exhibit No.	Exhibit	Filing Method

31	Certification of Corporate Trustee of Mesabi Trust pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certification of Corporate Trustee of Mesabi Trust pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

99.1	Report of Boulay PLLP, dated September 13, 2023 regarding its review of the unaudited interim financial statements of Mesabi Trust as of and for the three and six months ended July 31, 2023	Filed herewith

101	Inline XBRL Instance Document	Filed herewith

104	Cover Page Interactive Data File	Embedded within the Inline XBRL document and contained in Exhibit 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MESABI TRUST
(Registrant)

	By:	DEUTSCHE BANK TRUST COMPANY AMERICAS
Corporate Trustee
Principal Administrative Officer and duly authorized signatory:*

September 13, 2023		By:	/s/ Chris Niesz
Name: Chris Niesz*
Title: Vice President

* There are no principal executive officers or principal financial officers of the registrant.