Form 10-Q
period 2023-10-31
MESABI TRUST
filed 2023-12-14
CIK 65172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2023

or

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

As of December 11, 2023, there were 13,120,010 Units of Beneficial Interest in Mesabi Trust outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements. (Note 1)

Mesabi Trust

Condensed Statements of Operations

Three and Nine Months Ended October 31, 2023 and 2022

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2023	2022	2023	2022
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
A. Condensed Statements of Operations

Revenues
Royalty income	$4,664,092	$—	$16,106,008	$9,794,440
Interest	231,974	84,681	528,152	119,678

Total revenues	4,896,066	84,681	16,634,160	9,914,118

Expenses	810,000	498,373	2,341,615	1,589,996

Net income (loss)	$4,086,066	$(413,692)	$14,292,545	$8,324,122

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING
Number of units outstanding	13,120,010	13,120,010	13,120,010	13,120,010

Net income (loss) per unit (Note 2)	$0.3114	$(0.0315)	$1.0894	$0.6345

Distributions declared per unit (Note 3)	$0.3500	$-	$0.3500	$1.8800

See Notes to Condensed Financial Statements.

Mesabi Trust

Condensed Balance Sheets

October 31, 2023 and January 31, 2023

	October 31, 2023	January 31, 2023
	(unaudited)
B. Condensed Balance Sheets

Assets

Cash and cash equivalents	$22,912,715	$13,966,500
Accrued income receivable	1,885,432	23,562
Contract asset	1,002,095	—
Prepaid expenses	212,757	127,233
Current assets	26,012,999	14,117,295

Fixed property, including intangibles, at nominal values
Assignments of leased property

Amended assignment of Peters Lease	1	1

Assignment of Cloquet Leases	1	1

Certificate of beneficial interest for 13,120,010 units of Land Trust	1	1
	3	3

Total assets	$26,013,002	$14,117,298

Liabilities, Unallocated Reserve And Trust Corpus

Liabilities
Distribution payable	$4,592,003	$—
Accrued expenses	282,240	380,960
Contract liability	—	2,298,121
Total liabilities	4,874,243	2,679,081

Unallocated reserve	21,138,756	11,438,214

Trust corpus	3	3

Total liabilities, unallocated reserve and trust corpus	$26,013,002	$14,117,298

See Notes to Condensed Financial Statements.

Mesabi Trust

Condensed Statements of Cash Flows

Nine Months Ended October 31, 2023 and 2022

	Nine Months Ended
	October 31,
	2023	2022
	(unaudited)	(unaudited)
C. Condensed Statements of Cash Flows

Operating activities
Royalties received	$10,987,764	$15,857,438
Interest received	484,310	85,363
Expenses paid	(2,525,859)	(1,540,146)

Net cash from operating activities	8,946,215	14,402,655

Financing activity
Distributions to unitholders	—	(47,625,638)

Net change in cash and cash equivalents	8,946,215	(33,222,983)

Cash and cash equivalents, beginning of period	13,966,500	47,727,522

Cash and cash equivalents, end of period	$22,912,715	$14,504,539

Reconciliation of net income to net cash from operating activities

Net income	$14,292,545	$8,324,122
(Increase) decrease in accrued income receivable	(1,861,870)	4,597,050
(Increase) decrease in contract asset	(1,002,095)	1,431,633
Increase in prepaid expense	(85,524)	(87,773)
(Decrease) increase in accrued expenses	(98,720)	137,623
Decrease in contract liability	(2,298,121)	—

Net cash from operating activities	$8,946,215	$14,402,655

Non cash financing activity

Distributions declared and payable	$4,592,003	$—

See Notes to Condensed Financial Statements.

Mesabi Trust

Notes to Condensed Financial Statements

October 31, 2023 (Unaudited)

Note 1.  The condensed financial statements and notes to the condensed financial statements included herein have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Trustees of Mesabi Trust (the “Trustees”), all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the results of operations for the three and nine months ended October 31, 2023 and 2022, (b) the financial position as of October 31, 2023 and (c) the cash flows for the nine months ended October 31, 2023 and 2022, have been made. For further information, refer to the financial statements and footnotes included in Mesabi Trust’s Annual Report on Form 10-K for the year ended January 31, 2023.

Note 2.  Net income per unit is based on 13,120,010 units outstanding during all periods presented.

The Trust accounts for revenue in accordance with ASC 606, Revenue from Contracts with Customers. All revenue is recognized as the performance obligations are satisfied. In accordance with the royalty agreement, the Trust recognizes revenue upon providing access to the lands and minerals only after the consideration that is entitled to be received is determinable. The Trust is entitled to payment upon production of all pellet grades to be sold for internal use by facilities owned by Cliffs, the parent company of Northshore, or its subsidiaries. For revenue recognition purposes, the Trust recognizes revenue for internal use pellets upon production of those pellets, which is when Cliffs deems these pellets to be shipped under the royalty agreement. Pellets that are not designated for internal use by Cliffs, or its subsidiaries, are recognized as revenue upon shipment from Silver Bay, Minnesota.

Disaggregation of Revenues

The following table represents a disaggregation of revenue for the three and nine months ended October 31, 2023 and October 31, 2022.

	Three Months Ended October 31,
	2023	2022
Base overriding royalties	$2,214,651	$—
Bonus royalties	2,252,620	—
Fee royalties	196,821	—
Total royalty income	$4,664,092	$—

	Nine Months Ended October 31,
	2023	2022
Base overriding royalties	$8,550,118	$3,829,720
Bonus royalties	7,050,557	5,722,317
Fee royalties	505,333	242,403
Total royalty income	$16,106,008	$9,794,440

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

The royalty percentage paid to the Trust increases as the aggregate tonnage of iron ore products shipped, or deemed shipped, attributable to the Trust, in any calendar year increases. The Trust earns a 2.5% royalty on the first million tons shipped or deemed shipped, 3.5% on the second million tons, 5.0% on the third million tons, 5.5% on the fourth million tons and 6.0% beyond four million tons. The base overriding royalties contain variable consideration, as the transaction price is based on a percentage that varies based on the total cumulative tons of iron ore shipped, or deemed shipped, for the calendar year. The Trust estimates the variable consideration it expects to be entitled to receive over the contractual period associated with the royalty agreement. Under the royalty agreement, measurement of the total cumulative volumes of iron ore shipped, or deemed shipped, and the applicable royalty percentages, is reset at the beginning of each calendar year. The Trust evaluates the estimate of the variable consideration to determine whether the estimate needs to be constrained; therefore, the Trust includes the variable consideration in the transaction price only to the extent that it is probable that a significant reversal of the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. For the base overriding royalties, the Trust estimates the base overriding royalty percentage using the expected value method, which calculates the estimate based on historical, current, and forecasted shipments. The Trust recognizes base overriding royalties on a quarterly basis based on the actual third party shipments and deemed shipments for internal use for the fiscal quarter at the estimated royalty percentage as described above and based on the estimated prices for iron ore products sold under Cliffs’ Customer Contracts.

On May 1, 2022, Cliffs idled Northshore. On July 22, 2022, Cliffs announced that it was extending the ongoing idle at Northshore through at least April of 2023. Based on the change in the anticipated timing of the idling of Northshore operations, the Trust’s estimate of the variable consideration relating to the base overriding royalties to be received was determined to be constrained during the second quarter ended July 31, 2022, and all variable consideration expected to be received through the end of the fiscal year ended January 31, 2023 was reversed in the second fiscal quarter ended July 31, 2022. On April 25, 2023, Cliff's announced a partial restart of some operations at Northshore and that Cliffs will continue to treat Northshore as a swing operation. The Trust has recommenced recording a contract asset for variable consideration in the current fiscal year for base overriding royalties, based on estimated cumulative tons shipped for the current fiscal year at estimated prices for iron ore products sold under Cliffs’ Customer Contracts that will be collected in subsequent quarters as the uncertainty associated with the variable consideration is resolved.

Bonus royalties

The performance obligation for the bonus royalties consists of providing Northshore access to the Peters Lands, Cloquet Lands, and Mesabi Lands and the right to mine on these lands and the consideration to be received from this access relates to the volume of iron ore shipped, or deemed shipped, by Northshore. The Trust recognizes bonus royalties on a quarterly basis based on the actual third party shipments and deemed shipments for internal use, for the fiscal quarter at the actual royalty percentage for those shipments and based on the anticipated prices for iron ore products sold under Cliffs’ Customer Contracts. The Trust is paid royalty bonuses when iron ore products shipped are sold at anticipated prices above a threshold price per ton. The royalty bonus is based on a percentage of the gross proceeds of product shipped. The royalty bonus percentage ranges from 1/2 of 1% of the gross proceeds (on all tonnage shipped for sale at prices between the threshold price and $2.00 above the threshold price) to 3% of the gross proceeds (on all tonnage shipped for sale at prices $10.00 or more above the threshold price). The threshold price is adjusted annually for inflation and is $66.00 per ton for calendar year 2023.

Fee royalties

The Fee royalties are determined based on the volume of crude ore mined on a quarterly basis. The Trust recognizes fee royalties on a quarterly basis based on the actual crude ore mined during the fiscal quarter. Fee royalties are payable to the Mesabi Land Trust, a Minnesota land trust, which holds a 20% interest as fee owner in the Amended Assignment of Peters Lease. Mesabi Trust holds the entire beneficial interest in the Mesabi Land Trust for which U.S. Bank N.A. acts as the corporate trustee. Mesabi Trust receives the net income of the Mesabi Land Trust, which is generated from royalties on the amount of crude ore mined after the payment of expenses to U.S. Bank N.A. for its services as the corporate trustee. The fee royalty on crude ore is based on an agreed price per ton, subject to certain indexing.

Accrued income receivable

The accrued income receivable is included in net income per unit. The Trust recorded $1,885,432 of accrued income receivable as reflected on the Condensed Balance Sheet as of October 31, 2023 (unaudited). As of January 31, 2023, the Trust recorded accrued income receivable of $23,562. Accrued income receivable represents royalty income earned but not yet received by the Trust. Accrued income receivable is calculated using estimated prices and includes (i) shipments during the last month of the Trust’s fiscal quarter, if any, and (ii) net positive adjustments (which may include the sum of positive and negative price adjustments) calculated using the pricing adjustment mechanisms in the iron ore pellet sales agreements between Cliffs and its customers that determine the final sales price of the shipments from Silver Bay, Minnesota.

Contract asset and contract liability

The contract asset and contract liability are presented net in the accompanying condensed balance sheets as both the contract asset and contract liability are derived from one customer contract. A net contract asset in the amount of $1,002,095 is reflected on the Condensed Balance Sheet as of October 31, 2023 (unaudited). The net contract asset is made up of a contract asset in the amount of $1,525,140 and a contract liability in the amount of $523,045. As of January 31, 2023 the Trust recorded a net contract liability of $2,298,121. The net contract liability is made up of a contract asset in the amount of $0 and a contract liability in the amount of $2,298,121. The contract asset relates to variable consideration for base overriding royalties that occurs as a result of escalating royalty rates earned as thresholds for tons of ore shipped are reached. At each period end, the Trust updates its estimate of total tons expected to be shipped for the calendar year and applies the estimated annual royalty rate to actual tons shipped in the period. The estimate of total tons to be shipped for the calendar year is determined based on historical, current, and forecasted shipment data. The recorded contract asset represents the additional revenue earned based on the estimated annual royalty rate compared to the effective contracted rate for tons shipped during the period. The contract asset is not available for distribution to the Unitholders until the applicable royalties are actually received by the Trust. The Trust includes estimated future royalty rates on current contracted volumes within the contract asset. The contract liability represents an estimate of decreases in royalty revenue related to tons of iron ore that were shipped, or deemed shipped, by Northshore, but for which Northshore has indicated that final pricing is not yet known and is adjusted in accordance with the Trust’s revenue recognition policy each quarter as updated pricing information is received, as well as payment for tons credited to the Trust at a minimum of 90% of total shipments when the actual tons shipped from Trust lands are less than 90% in the calendar quarter. The contract liability as of January 31, 2023 was offset against royalty payments owed to the Trust during the second fiscal quarter ended July 31, 2023.

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

Note 4.  On October 13, 2023, the Trustees declared a distribution of $0.35 per Unit of Beneficial Interest payable on November 20, 2023 to Mesabi Trust Unitholders of record at the close of business on October 30, 2023. The declared distribution of $4,592,003 is recorded as a distribution payable on the Consolidated Balance Sheet for the quarter ended October 31, 2023 (unaudited) as compared to no distribution per Unit of Beneficial Interest for the quarter ended October 31, 2022.

On October 30, 2023, the Trustees received the quarterly royalty report of iron ore production and shipment during the calendar quarter ended September 30, 2023 from Cliffs.

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

Pursuant to the Agreement of Trust, the Trustees make decisions about cash distributions to Unitholders based on the royalty payments it receives from Cliffs when received, rather than as royalty income is recorded in accordance with the Trust’s revenue recognition policy. Refer to Note 3 for further information.

As of October 31, 2023 and January 31, 2023, the unallocated cash and cash equivalents portion of the Trust’s Unallocated Reserve was comprised of the following components. Cash equivalents consists of U.S. government securities with original maturities of 3 months or less.

	October 31, 2023	January 31, 2023
Cash and cash equivalents	$22,912,715	$13,966,500
Distribution payable	(4,592,003)	—

Unallocated cash and cash equivalents	$18,320,712	$13,966,500

A reconciliation of the Trust’s Unallocated Reserve and Trust Corpus for the three and nine months ended October 31, 2023 and 2022 is as follows:

	Unallocated	Trust
	Reserve	Corpus	Total
Balances as of January 31, 2023	$11,438,214	$3	$11,438,217

Net income	14,292,545	—	14,292,545
Distributions declared - $0.3500 per unit	(4,592,003)	—	(4,592,003)

Balances as of October 31, 2023	$21,138,756	$3	$21,138,759

	Unallocated	Trust
	Reserve	Corpus	Total
Balances as of July 31, 2023	$21,644,693	$3	$21,644,696

Net income	4,086,066	—	4,086,066
Distributions declared - $0.3500 per unit	(4,592,003)	—	(4,592,003)

Balances as of October 31, 2023	$21,138,756	$3	$21,138,759

	Unallocated	Trust
	Reserve	Corpus	Total
Balances as of January 31, 2022	$30,794,749	$3	$30,794,752

Net income	8,324,122	—	8,324,122
Distributions declared - $1.8800 per unit	(24,665,620)	—	(24,665,620)

Balances as of October 31, 2022	$14,453,251	$3	$14,453,254

	Unallocated	Trust
	Reserve	Corpus	Total
Balances as of July 31, 2022	$14,866,943	$3	$14,866,946

Net loss	(413,692)	—	(413,692)
Distributions declared - $0.00 per unit	—	—	—

Balances as of October 31, 2022	$14,453,251	$3	$14,453,254

Item 2. Trustees’ Discussion and Analysis of Financial Condition and Results of Operations.

This discussion should be read in conjunction with the condensed financial statements and notes presented in this Quarterly Report on Form 10-Q and the financial statements and notes in the last filed Annual Report on Form 10-K for the year ended January 31, 2023 for a full understanding of Mesabi Trust’s financial position and results of operations for the three and nine months ended October 31, 2023.

All references in this discussion and in this Quarterly Report on Form 10-Q to iron ore products “shipped” shall include iron ore products that Cleveland-Cliffs Inc. (“Cliffs”) actually ships from Silver Bay, Minnesota and/or iron ore products Cliffs deems shipped upon production. Similarly, all references in this discussion and in this Quarterly Report on Form 10-Q to “shipments” shall include Cliffs’ actual shipments of iron ore products and/Cliffs’ production of iron ore products it deems shipped. The Trust is entitled to payment upon production of all pellet grades to be sold for internal use by facilities owned by Cliffs or its subsidiaries. For revenue recognition purposes, the Trust recognizes revenue for internal use pellets upon production of those pellets, which is when Cliffs deems these pellets to be shipped under the royalty agreement. Pellets that are not designated for internal use by Cliffs, or its subsidiaries, are recognized as revenue upon shipment from Silver Bay, Minnesota.

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

The Trustees do not intend to expand their responsibilities beyond those permitted or required by the Agreement of Trust, the Amendment to the Agreement of Trust dated October 25, 1982 (the “Amendment”), and those required under applicable law. Mesabi Trust has no employees, but it engages independent consultants to assist the Trustees in, among other things, monitoring the volume and sales prices of iron ore products shipped, based on information supplied to the Trustees by Northshore Mining Company (“Northshore”), the lessee/operator of the lands leased under the Peters Lease and Cloquet Lease (the “Peters Lease Lands” and “Cloquet Lease Lands,” respectively) and the 20% fee interest of certain lands that are particularly described in, and subject to a mining lease under, the Peters Lease (the “Mesabi Fee Lands,” and together with the Peters Lease Lands and Cloquet Lease Lands, the “Mesabi Trust Lands”), and its parent company, Cliffs. References to Northshore in this quarterly report, unless the context requires otherwise, are applicable to Cliffs as well.

Leasehold royalty income constitutes the principal source of the Trust’s revenue. The income of the Trust is highly dependent upon the activities and operations of Northshore. Royalty rates and the resulting royalty payments received by the Trust are determined in accordance with the terms of the Trust’s leases and assignments of leases.

Three types of royalties, as well as royalty bonuses, comprise the Trust’s leasehold royalty income:

●	Base overriding royalties. Base overriding royalties have historically constituted the majority of the Trust’s royalty income. Base overriding royalties are determined by both the volume and selling price of iron ore products shipped. Northshore is obligated to pay the Trust base overriding royalties in varying amounts, based on the volume of iron ore products shipped. Base overriding royalties are calculated as a percentage of the gross proceeds of iron ore products produced at Mesabi Trust Lands (and to a limited extent other lands) and shipped or deemed shipped. The percentage ranges from 2-1/2% of the gross proceeds for the first one million tons of iron ore products shipped annually to 6% of the gross proceeds for all iron ore products in excess of four million tons shipped annually. Base overriding royalties are subject to interim and final price adjustments under some of the contracts among Northshore, Cliffs and certain of their customers (the “Cliffs’ Customer Contracts”) and, as described elsewhere in this report, such adjustments may be positive or negative.

●	Royalty bonuses. The Trust earns royalty bonuses when iron ore products shipped are sold at prices above a threshold price per ton. The royalty bonus is based on a percentage of the gross proceeds of product shipped. The threshold price is adjusted (but not below $30.00 per ton) on an annual basis for inflation and deflation (the “Adjusted Threshold Price”). The Adjusted Threshold Price is $66.00 per ton for calendar year 2023 and was $62.03 per ton for calendar year 2022. The royalty bonus percentage ranges from 1/2 of 1% of the gross proceeds (on all tonnage shipped for sale at prices between the Adjusted Threshold Price and $2.00 above the Adjusted Threshold Price) to 3% of the gross proceeds (on all tonnage shipped for sale at prices $10.00 or more above the Adjusted Threshold Price). Royalty bonuses are subject to price adjustments under Cliffs’ Customer Contracts and, as described elsewhere in this report, such adjustments may be positive or negative.

●	Fee royalties. Fee royalties have historically constituted a smaller component of the Trust’s total royalty income. Fee royalties are payable to the Mesabi Land Trust, a Minnesota land trust, which holds a 20% interest as fee owner in the Amended Assignment of Peters Lease. Mesabi Trust holds the entire beneficial interest in the Mesabi Land Trust for which U.S. Bank N.A. acts as the corporate trustee. Mesabi Trust receives the net income of the Mesabi Land Trust, which is generated from royalties on the amount of crude ore mined after the payment of expenses to U.S. Bank N.A. for its services as the corporate trustee. Crude ore is the source of iron oxides used to make iron ore pellets and other products. The fee royalty on crude ore is based on an agreed price per ton, subject to certain indexing.

●	Minimum advance royalties. Northshore’s obligation to pay base overriding royalties and royalty bonuses with respect to the sale of iron ore products generally accrues upon the shipment of those products. However, regardless of whether any shipment has occurred, Northshore is obligated to pay to Mesabi Trust a minimum advance royalty. Each year, the amount of the minimum advance royalty is adjusted (but not below $500,000 per annum) for inflation or deflation. The minimum advance royalty is $1,100,498 for calendar year 2023 and was $1,034,237 for calendar year 2022. Until overriding royalties (and royalty bonuses, if any) for a particular year equal or exceed the minimum advance royalty for the year, Northshore must make quarterly payments of up to 25% of the minimum advance royalty for the year. Because minimum advance royalties are essentially prepayments of base overriding royalties and royalty bonuses earned each year, any minimum advance royalties paid in a fiscal quarter are recouped by credits against base overriding royalties and royalty bonuses earned in later fiscal quarters during the year.

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

In order to calculate the royalties owed by Northshore to Mesabi Trust, the 1989 royalty agreement requires that Northshore make sales of iron ore products to third parties on an arm’s-length basis without regard to any other business relationship between Northshore and the third-party buyer of the iron ore products. In order to calculate royalties on less than arm’s-length sales (including sales from Northshore to Cliffs’ corporate affiliates), the royalty agreement requires reference to the highest contract price obtained by Northshore in the preceding four calendar quarters in a sale to a buyer not affiliated with Northshore and made on an arms’-length basis without regard to any other business relationship. Since Cliffs’ acquisition of ArcelorMittal USA in late-2020, and accelerating after Cliffs’ Toledo HBI plant came online in mid-2021, Northshore has increased the proportion of iron ore mined from the Mesabi Trust Lands that it sells to Cliffs’ corporate affiliates and decreased the proportion of such iron ore that it sells to third parties in arms’-length transactions. Cliffs’ public statements beginning in third quarter of 2021 have indicated that Cliffs will be limiting the tonnage of iron ore pellets that it sells to third parties from all of its mines, and particularly Northshore, which Cliffs idled from May 2022 to April 2023, announced a partial restart in April 2023, and said it will continue to run as a swing operation. For the twelve month period ended September 30, 2023, Cliffs has reported to the Trust two low volume shipments of iron ore pellets (produced with iron ore principally mined from Mesabi Trust Lands) to a single third party customer, which shipments together are much less than one typical boatload of iron ore normally shipped from Silver Bay in arms’-length third-party sale transactions. Cliffs’ quarterly royalty report used the highest price from those two transactions to set the price for royalty purposes for subsequent shipments of iron ore pellets intended for Cliffs’ affiliates’ internal consumption beginning in July 2023, subject to any newly reported arms-length third-party customer sale transaction thereafter.

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

Results of Operations

Comparison of Iron Ore Pellet Production and Shipments for the Three and Nine Months Ended October 31, 2023 and October 31, 2022

As shown in the table below, during the three months ended October 31, 2023, production and shipments of iron ore pellets at Northshore from Mesabi Trust Lands both totaled 918,482 tons. By comparison, pellet production and shipments for the comparable period in 2022 were both zero tons. The increase in production and shipments is attributable the operations of Northshore’s facilities during the three months ended October 31, 2023 as compared to the three months ended October 31, 2022, when Northshore’s facilities were idled. For the three months ended October 31, 2023, approximately 85.6% of shipments originated from Trust lands.

	Pellets Produced from	Pellets Shipped from
	Trust Lands	Trust Lands
Three Months Ended	(Tons)	(Tons)
October 31, 2023	918,482	918,482
October 31, 2022	—	—

As shown in the table below, during the nine months ended October 31, 2023, production and shipments of iron ore pellets at Northshore from Mesabi Trust Lands both totaled 2,123,063 tons. By comparison, pellet production and shipments for the comparable period in 2022 were both 906,952 tons. The increase in production and shipments is attributable to the restart of Northshore’s facilities during April 2023 as compared to the idling that occurred during part of the prior period. For the nine months ended October 31, 2023, approximately 86.8% of shipments originated from Trust lands.

	Pellets Produced from	Pellets Shipped from
	Trust Lands	Trust Lands
Nine Months Ended	(Tons)	(Tons)
October 31, 2023	2,123,063	2,123,063
October 31, 2022	906,952	906,952

Comparison of Royalty Income for the Three and Nine Months Ended October 31, 2023 and October 31, 2022

As reflected in the table below, the Trust’s total royalty income for the three months ended October 31, 2023 increased by $4,664,092 to $4,664,092 as compared to the three months ended October 31, 2022. The increase in total royalty income is attributable to the operations of Northshore’s facilities during the three months ended October 31, 2023 as compared to the three months ended October 31, 2022, when Northshore’s facilities were idled.

The table below shows that the base overriding royalties increased $2,214,651 and the bonus royalties increased by $2,252,620 for the three months ended October 31, 2023, as compared to the three months ended October 31, 2022. Fee royalties increased by $196,821 over the same period. The increase in the base overriding royalties, bonus royalties and fee royalties is attributable to the operations of Northshore’s facilities during the three months ended October 31, 2023 as compared to the three months ended October 31, 2022, when Northshore’s facilities were idled.

The table below summarizes the components of Mesabi Trust’s total royalty income for the three months ended October 31, 2023 and October 31, 2022, respectively:

	Three Months Ended October 31,
	2023	2022
Base overriding royalties	$2,214,651	$—
Bonus royalties	2,252,620	—
Fee royalties	196,821	—
Total royalty income	$4,664,092	$—

As reflected in the table below, the Trust’s total royalty income for the nine months ended October 31, 2023 increased by $6,311,568 to $16,106,008 as compared to the nine months ended October 31, 2022.

The table below shows that the base overriding royalties increased $4,720,398 and the bonus royalties increased by $1,328,240 for the nine months ended October 31, 2023, as compared to the nine months ended October 31, 2022. Fee royalties increased by $262,930 over the same period. The increase in the base overriding royalties, bonus royalties and fee royalties is attributable to a higher volume of shipments during the current nine months ended October 31, 2023, as compared to the prior comparable period due to Northshore being idled for a longer period during the nine months ended October 31, 2022 as compared to the nine months ended October 31, 2023.

The table below summarizes the components of Mesabi Trust’s total royalty income for the nine months ended October 31, 2023 and October 31, 2022, respectively:

	Nine Months Ended October 31,
	2023	2022
Base overriding royalties	$8,550,118	$3,829,720
Bonus royalties	7,050,557	5,722,317
Fee royalties	505,333	242,403
Total royalty income	$16,106,008	$9,794,440

Comparison of Net Income, Expenses and Distributions for the Three and Nine Months Ended October 31, 2023 and October 31, 2022

Net income for the three months ended October 31, 2023 was $4,086,066, an increase of $4,499,758 as compared to the three months ended October 31, 2022. The increase in net income for the three months ended October 31, 2023 is attributable to the operations of Northshore’s facilities during the three months ended October 31, 2023 as compared to the three months ended October 31, 2022, when Northshore’s facilities were idled. The Trust’s expenses for the three months ended October 31, 2023 were $810,000, an increase of $311,627 compared to the expenses for the three months ended October 31, 2022. The increase in expenses was primarily attributable to an increase in legal fees and expenses incurred for the three months ended October 31, 2023 (primarily related to the pending arbitration), as compared to the prior comparable period. The table below summarizes the Trust’s income and expenses for the three months ended October 31, 2023 and October 31, 2022, respectively.

	Three Months Ended October 31,
	2023	2022
Total royalty income	$4,664,092	$—
Interest income	231,974	84,681
Total revenues	4,896,066	84,681
Expenses	810,000	498,373
Net income (loss)	$4,086,066	$(413,692)

Net income for the nine months ended October 31, 2023 was $14,292,545, an increase of $5,968,423 as compared to the nine months ended October 31, 2022. The increase in net income for the nine months ended October 31, 2023 was due to a higher volume of shipments during the current nine months ended October 31, 2023, as compared to the prior comparable period. The Trust’s expenses for the nine months ended October 31, 2023 were $2,341,615, an increase of $751,619 compared to the expenses for the nine months ended October 31, 2022. The increase in expenses was primarily attributable to an increase in legal fees and expenses (primarily related to the pending arbitration) incurred for the nine months ended October 31, 2023, as compared to the prior comparable period. The table below summarizes the Trust’s income and expenses for the nine months ended October 31, 2023 and October 31, 2022, respectively.

	Nine Months Ended October 31,
	2023	2022
Total royalty income	$16,106,008	$9,794,440
Interest income	528,152	119,678
Total revenues	16,634,160	9,914,118
Expenses	2,341,615	1,589,996
Net income	$14,292,545	$8,324,122

As presented on the “Trust’s Condensed Statements of Operations” on page 3 of this quarterly report, the Trust’s net income per unit increased $0.3429 per unit to $0.3114 per unit for the fiscal quarter ended October 31, 2023 as compared to the fiscal quarter ended October 31, 2022. On October 13, 2023, the Trust declared a distribution of $0.35 per unit payable on November 20, 2023 to Unitholders of record on October 30, 2023. Comparatively, the Trust declared no distribution during the quarter ended October 31, 2022. During the nine months ended October 31, 2023 and October 31, 2022 the Trust declared distributions $0.35 and $1.88 per unit, respectively.

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

Comparison of Unallocated Reserve as of October 31, 2023, October 31, 2022 and January 31, 2023

As set forth in the table below, Unallocated Reserve increased from $14,453,251 as of October 31, 2022 to $21,138,756 as of October 31, 2023. The increase in Unallocated Reserve as of October 31, 2023, as compared to October 31, 2022, is primarily the result of an increase in the unallocated cash and cash equivalents, accrued income receivable and contract asset. The increase in the unallocated cash and cash equivalents is attributable to an increase in royalties received in the third quarter of 2023, offset by the declared distribution of $4,592,003, as compared to the third quarter of 2022. The increase in the accrued income receivable portion of the Unallocated Reserve is attributable to an increase in shipments and related pricing for the month ended October 31, 2023 as compared to the prior comparable period. The increase in the contract asset portion of the Unallocated Reserve is attributable to estimates in the variable consideration as of October 31, 2023, as compared to October 31, 2022, which is driven by the amount of shipments to date through the current quarter end, see “Note 2” for further discussion of contract asset.

	October 31,		% increase
	2023	2022	(decrease)
Accrued Income Receivable	$1,885,432	$34,460	5371.4%
Contract Asset	1,002,095	—	100.0%
Unallocated Cash and Cash Equivalents	18,320,712	14,504,539	26.3%
Prepaid Expenses and (Accrued Expenses), net	(69,483)	(85,748)	(19.0)%
Unallocated Reserve	$21,138,756	$14,453,251	46.3%

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

The Trust’s Unallocated Reserve as of October 31, 2023 increased by $9,700,542 to $21,138,756, as compared to the fiscal year ended January 31, 2023. The increase in the Unallocated Reserve as of October 31, 2023, as compared to January 31, 2023, is primarily the result of an increase in unallocated cash and cash equivalents, accrued income receivable, and contract asset as well as a decrease in the contract liability. The increase in the unallocated cash and cash equivalents portion of the Unallocated Reserve is attributable to the excess in royalties received during the current fiscal year over distributions declared. The increase in the accrued income receivable portion of the Unallocated Reserve is attributable to an increase in shipments for the final month of the quarter ended October 31, 2023, as compared to the final month of the quarter ended January 31, 2023 when Northshore facilities were idled. The increase in the contract asset portion of the Unallocated Reserve is attributable to estimates in the variable consideration as of October 31, 2023, as compared to January 31, 2023, which is driven by the amount of shipments to date through the current calendar year. The contract liability portion of the unallocated reserve at January 31, 2023 has been reduced by royalty payments received through October 31, 2023.

			% increase
	October 31, 2023	January 31, 2023	(decrease)
Accrued Income Receivable	$1,885,432	$23,562	7902.0%
Contract Asset	1,002,095	—	100.0%
Unallocated Cash and Cash Equivalents	18,320,712	13,966,500	31.2%
Prepaid Expenses and (Accrued Expenses), net	(69,483)	(253,727)	(72.6)%
Contract Liability	—	(2,298,121)	(100.0)%
Unallocated Reserve	$21,138,756	$11,438,214	84.8%

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

Recent Developments

Receipt of Quarterly Royalty Report and Royalty Payment from Cliffs

On October 30, 2023, Mesabi Trust received the quarterly royalty report of iron ore production and shipments out of Silver Bay, Minnesota during the quarter ended September 30, 2023 (the “Quarterly Royalty Report”) from Cliffs, the parent company of Northshore.

As reported to Mesabi Trust by Cliffs in the Quarterly Royalty Report, based on production and shipments of iron ore products by Northshore during the three months ended September 30, 2023, Mesabi Trust was credited with a base royalty of $2,892,169.  Also for the three months ended September 30, 2023, Mesabi Trust was credited with a bonus royalty in the amount of $2,560,609.  After applying $8,840 for positive adjustments related to changes in estimates from prior quarters, on October 30, 2023, Cliffs paid Mesabi Trust a royalty of $5,461,618. In addition, a royalty payment of $204,636 was paid to the Mesabi Land Trust.  Accordingly, the total royalty payments from Cliffs received on October 30, 2023 by Mesabi Trust for the three months ended September 30, 2023 were $5,666,254.

The royalties paid to Mesabi Trust are based on the volume of iron ore pellets produced for internal use or shipped for third party sales during the quarter and the year to date, the pricing of iron ore product sales, and the percentage of iron ore pellet shipments from Mesabi Trust lands rather than from non-Mesabi Trust lands.  In the third calendar quarter of 2023, Cliffs credited Mesabi Trust with 1,019,311 tons shipped or produced during the quarter, as compared to zero tons shipped or produced during the third calendar quarter of 2022, when Northshore operations were idled.

Since Cliffs’ acquisition of ArcelorMittal USA in late-2020, and accelerating after Cliffs’ Toledo HBI plant came online in mid-2021, Northshore has increased the proportion of iron ore mined from the Mesabi Trust Lands that it sells to Cliffs’ corporate affiliates and decreased the proportion of such iron ore that it sells to third parties in arms’-length transactions.  Cliffs’ public statements beginning in third quarter of 2021 have indicated that Cliffs will be limiting the tonnage of iron ore pellets that it sells to third parties from all of its mines, and particularly Northshore, which Cliffs idled from May 2022 to April 2023, announced a partial restart in April 2023, and said it will continue to run as a swing operation.  For the twelve month period ended September 30, 2023, Cliffs has reported to the Trust two low volume shipments of iron ore pellets (produced with iron ore principally mined from Mesabi Trust Lands) to a single third party customer, which shipments together are much less than one typical boatload of iron ore normally shipped from Silver Bay in arms’-length third-party sale transactions.  Cliffs’ quarterly royalty report used the highest price from those two transactions to set the price for royalty purposes for subsequent shipments intended for Cliffs’ affiliates’ internal consumption beginning in July 2023, subject to any newly reported arms-length third-party customer sale transaction thereafter.  The Trust is continuing to evaluate whether such transactions meet the requirements of the royalty agreement.

The volume of iron ore pellets (and other iron ore products) produced or shipped by Northshore varies from quarter to quarter and year to year based on a number of factors, including, among others, Cliffs’ decisions to idle Northshore operations (which occurred from May 2022 through March 2023), the requested delivery schedules of customers (including affiliates), general economic conditions in the iron ore industry, production schedules and weather conditions on the Great Lakes.  These multiple factors can result in significant variations in royalties received by Mesabi Trust (and in turn, the resulting funds available for distribution to Unitholders by Mesabi Trust) from quarter to quarter and from year to year.  These variations, which can be positive or negative, cannot be predicted by the Trustees of Mesabi Trust.  Based on the above factors, and as indicated by Mesabi Trust’s historical distribution payments, the royalties received by Mesabi Trust, and the distributions paid to Unitholders, if any, in any particular quarter are not necessarily indicative of royalties that will be received, or distributions that will be paid, if any, in any subsequent quarter or full year.

Cliffs’ quarterly royalty reports normally present production and shipment volumes, as well as royalty calculations, that are based on documented transactions that are reviewed by the Trustees and are based on estimated iron ore prices that are subject to change.  It is possible that future negative price adjustments could offset, or even eliminate, royalties or royalty income that would otherwise be payable to Mesabi Trust in any particular quarter, or at year end, thereby potentially reducing cash available for distribution to Mesabi Trust’s Unitholders in future quarters.

The Trustees of Mesabi Trust have received no specific updates concerning Cliffs’ plans for the remainder of the current year with respect to Northshore iron ore operations.  Most recently, Cliffs’ announcements made in April 2023 included that Northshore would be partially restarted and run at less than full capacity for the remainder of this year, and that Cliffs would continue to treat Northshore as a swing operation.

Trust’s Announcement of Thirty-Five Cents Distribution

On October 13, 2023, Mesabi Trust issued a press release announcing that the Trustees of Mesabi Trust declared a distribution of thirty-five cents ($0.35) per Unit of Beneficial Interest payable on November 20, 2023 to Mesabi Trust Unitholders of record at the close of business on October 30, 2023. This compares to no distribution declared during the quarter ended October 31, 2022.

The Trustees’ October 13, 2023 announcement of a thirty-five cents ($0.35) per Unit distribution, as compared to no distribution announced by the Trust at the same time last year, is primarily attributable to the restart of Northshore operations in April 2023, and to an increase in the total royalties received by the Trust in July 2023, as compared to the total royalties received by the Trust in July 2022. In particular, the Trust’s receipt of total royalty payments of $5,321,510 on July 30, 2023 from Cliffs, the parent company of Northshore, was higher than the total royalty payments of $2,314,994 received by the Trust from Cliffs in July 2022. This increase in the total royalties received by the Trust in July 2023, as compared to the total royalties received in July 2022, was primarily attributable to the restart of Northshore operations.

The distribution announced October 13, 2023 also reflects that, until July 30, 2023, the Trust had received no royalties in the Trust’s three previous fiscal quarters, as well as the current continuing uncertainties related to previous announcements by Cliffs about its plans to operate Northshore at less than full capacity for the remainder of this year, and an intention to continue to treat Northshore as a swing operation. Accordingly, the Trustees’ decision also reflects their determination to maintain an appropriate level of reserves in order to make adequate provision to meet current and future expenses and current and future liabilities (whether fixed or contingent) that may arise in the future.

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

For a discussion of additional factors, including but not limited to those that could adversely affect Mesabi Trust’s actual results and performance, see “Risk Factors” set forth on pages 4 through 17 of Mesabi Trust’s Annual Report on Form 10-K for the fiscal year-ended January 31, 2023 (filed April 24, 2023) and the Trust’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2023 (filed June 13, 2023).

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

There have been no material changes in the Trust’s critical accounting policies or significant accounting estimates during the three months ended October 31, 2023. For a complete description of the Trust’s significant accounting policies, please see Note 2 to the financial statements included in the Trust’s Annual Report on Form 10-K for the year ended January 31, 2023 (filed April 24, 2023).

Certain Tax Information

The Trust is not taxable as a corporation for federal or state income tax purposes and is instead qualified as a nontaxable grantor trust. Since the Trust’s inception, all net taxable income is annually attributable directly to Unitholders for tax purposes regardless of whether the income is distributed or retained by the Trust in its reserve account. As such, in lieu of the Trust paying income taxes, Unitholders report their pro rata share of the various items of Trust income and deductions on their income tax returns. This reporting is required whether or not the earnings of the Trust are distributed as to Unitholders. During calendar year 2021, any funds retained to increase the Trust’s unallocated reserve, which were derived from reportable royalty income, will nonetheless become taxable as reportable income to Unitholders, depending on each individual’s personal tax situation. Information regarding the background on the changes in the Trust’s unallocated reserve is described above under “Results of Operations — Comparison of Unallocated Reserve as of October 31, 2023, October 31, 2022 and January 31, 2023” beginning on page 14. Unitholders are encouraged to consult with their own tax advisors to plan for any financial impact related to this and to review their personal tax situations related to investing in, holding or selling units of beneficial interest in Mesabi Trust.

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

Item 1A. Risk Factors

The limited or lack of arm’s-length third party sales of iron ore products (processed at Northshore using Mesabi Trust iron ore) by Cliffs could lead to uncertainty under the royalty agreement with respect to the calculation of royalties, which could in turn result in potential disputes regarding the amount of royalties owed to the Trust.

In order to calculate the royalties owed by Northshore to Mesabi Trust, the 1989 royalty agreement requires that Northshore make sales of iron ore products to third parties on an arm’s-length basis without regard to any other business relationship between Northshore and the third-party buyer of the iron ore products. In order to calculate royalties on less than arm’s-length sales (including sales from Northshore to Cliffs’ corporate affiliates), the royalty agreement requires reference to the highest contract price obtained by Northshore in the preceding four calendar quarters in a sale to a buyer not affiliated with Northshore and made on an arms’-length basis. Since Cliffs’ acquisition of ArcelorMittal USA in late-2020, and accelerating after Cliffs’ Toledo HBI plant came online in mid-2021, Northshore has increased the proportion of iron ore mined from the Mesabi Trust Lands that it sells to Cliffs’ corporate affiliates and decreased the proportion of such iron ore that it sells to third parties in arms’-length transactions. Cliffs’ public statements beginning in third quarter of 2021 have indicated that Cliffs will be limiting the tonnage of iron ore pellets that it sells to third parties from all of its mines, and particularly Northshore, which Cliffs idled from May 2022 to April 2023, announced a partial restart in April 2023, and said it will continue to run as a swing operation. For the twelve month period ended September 30, 2023, Cliffs has reported to the Trust two low volume shipments of iron ore pellets (produced with iron ore principally mined from Mesabi Trust Lands) to a single third party customer, which shipments together are much less than one typical boatload of iron ore normally shipped from Silver Bay in arms’-length third-party sale transactions. Cliffs’ quarterly royalty report used the highest price from those two transactions to set the price for royalty purposes for subsequent shipments intended for Cliffs’ affiliates’ internal consumption beginning in July 2023, subject to any newly reported arms-length third-party customer sale transaction thereafter. The Trust is continuing to evaluate whether such transactions meet the requirements of the royalty agreement. Without consistent arms’-length sales from Northshore to third parties, the calculation of royalties on iron ore Northshore ships to Cliffs’ affiliates could be uncertain under the royalty agreement, which could in turn result in potential disputes regarding the amount of royalties owed to the Trust.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Mine Safety and Health Administration Safety Data. Pursuant to §1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, Cliffs started reporting information related to certain mine safety results at Northshore. This information is available in Part II, Item 4 of Cliffs’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed with the SEC on October 25, 2023.

Item 6. Exhibits.

(a)Exhibits

The following exhibits are being filed or furnished with this Quarterly Report on Form 10-Q:

Exhibit No.	Exhibit	Filing Method

31	Certification of Corporate Trustee of Mesabi Trust pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certification of Corporate Trustee of Mesabi Trust pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

99.1	Report of Boulay PLLP, dated December 14, 2023 regarding its review of the unaudited interim financial statements of Mesabi Trust as of and for the three and nine months ended October 31, 2023	Filed herewith

101	Inline XBRL Instance Document	Filed herewith

104	Cover Page Interactive Data File	Embedded within the Inline XBRL document and contained in Exhibit 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MESABI TRUST
(Registrant)

	By:	DEUTSCHE BANK TRUST COMPANY AMERICAS
Corporate Trustee
Principal Administrative Officer and duly authorized signatory:*

December 14, 2023		By:	/s/ Chris Niesz
Name: Chris Niesz*
Title: Vice President

* There are no principal executive officers or principal financial officers of the registrant.