Form 10-K
period 2024-01-31
MESABI TRUST
filed 2024-04-24
CIK 65172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JANUARY 31, 2024

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

As of July 31, 2023, the aggregate market value of the Units of Beneficial Interest in the registrant held by non-affiliates of the registrant was $257,740,949 based on the closing sale price as reported on the New York Stock Exchange. As of April 19, 2024, there were 13,120,010 Units of Beneficial Interest in Mesabi Trust outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Annual Report of the Trustees for the Fiscal Year Ended January 31, 2024 (Annual Report)	Parts I, II, and IV

MESABI TRUST

ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1.            BUSINESS.

(a)         General Development of Business.

The information under the headings “Trustees’ Discussion and Analysis of Financial Condition and Results of Operations,” “The Trust Estate,” “Leasehold Royalties,” and “Land Trust and Fee Royalties” in the Annual Report of the Trustees of Mesabi Trust for the fiscal year ended January 31, 2024, filed as Exhibit 13 to this Form 10-K (the “Annual Report”) is incorporated herein by reference.

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

ITEM 1B.         UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C.         CYBERSECURITY.

Mesabi Trust does not have any directors, officers or employees. The Corporate Trustee is responsible for oversight of Mesabi Trust's risks from cybersecurity threats as it relates to financial record keeping, cash and investment management, administration and reporting. The Corporate Trustee also serves as registrar and transfer agent for the Trust. The Corporate Trustee has dedicated personnel responsible for assessing and managing Mesabi Trust’s cyber risk management efforts, informing senior management of the Corporate Trustee regarding the prevention, detection, mitigation and remediation of cybersecurity incidents and supervising such efforts. The Corporate Trustee’s information technology team has significant experience selecting, deploying and operating cybersecurity technologies, initiatives and processes and relies on threat intelligence as well as other information obtained from governmental, public or private sources, including external consultants engaged by the Corporate Trustee to monitor the prevention, detection, mitigation, and remediation of cybersecurity incidents. The Corporate Trustee works with leading firms in the cybersecurity industry, leveraging their technology and expertise to monitor and maintain the performance and effectiveness of products and services that are used by the Corporate Trustee. The Corporate Trustee maintains a cyber risk management program designed to identify, assess, manage, mitigate, and respond to cybersecurity threats, which processes are integrated into the Corporate Trustee’s overall risk management process. The Corporate Trustee maintains robust cybersecurity protocols including, but not limited to technological capabilities that prevent and detect disruptions, computer workstations and programs protected with passwords and passphrases, as well as employee training throughout the year on financial regulations and cybersecurity followed up by testing of that knowledge. The protocols are based on recognized best practices and standards for cybersecurity and information technology. The Corporate Trustee has an annual assessment, performed by a third-party vendor, of the Corporate Trustee’s cyber risk management program. Other non-technical protocols include securing of documents and work areas that could contain non-public information and independent verification of information changes by outside vendors. Mesabi Trust faces risks from cybersecurity threats that could have a material adverse effect on its financial condition, results of operations, cash flows or reputation. The Corporate Trustee has experienced, and will continue to experience, cyber incidents in the normal course of its business. However, prior cybersecurity incidents have not had a material adverse effect on Mesabi Trust’s financial condition, results of operations, or cash flows. See “Risk Factors – General Risk Factors – The Trust faces risks from cybersecurity threats that could have a material adverse effect on its financial condition, financial record keeping, investment management, reporting, results of operations, cash flows or reputation.”

ITEM 2.            PROPERTIES.

The information under the heading “The Trust Estate,” “Duration of the Trust Estate,” “History of the Trust’s Acquisition of the Trust Estate,” and “Description of the Mineral Properties and Northshore’s Mining Operations,” in the Annual Report is incorporated herein by reference.

ITEM 3.            LEGAL PROCEEDINGS.

Commencement of Arbitration in October 2022

As previously announced, on October 14, 2022, Mesabi Trust initiated arbitration against Northshore Mining Company (“Northshore”) and its parent company Cleveland-Cliffs Inc. (“Cliffs”), (jointly, the “Operator”), the lessee/operator of the leased lands. The arbitration proceeding was commenced with the American Arbitration Association (“AAA”). The Trust seeks an award of damages relating to the Operator’s underpayment of royalties in 2020, 2021 and 2022 by virtue of the Operator’s failure to use the highest price arm’s length iron ore pellet sale from the preceding four quarters in pricing internal production during the fourth quarter of 2020 through 2022. The Trust also seeks declaratory relief related to the Trust’s entitlement to certain documentation and to the time the Operator’s royalty obligation accrues. During 2023, the parties appointed a three-member arbitration panel and engaged in discovery. The AAA evidentiary hearing took place in March 2024. Post-hearing briefs will be exchanged in May 2024, and post-hearing oral arguments, if any, will take place in June 2024.

ITEM 4.            MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.            MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The information under the headings “Unallocated Reserve” and “Certificates of Beneficial Interest” in the Annual Report is incorporated herein by reference.

ITEM 6.            RESERVED

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

ITEM 9.            CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

During the last two fiscal years, Mesabi Trust has had no disagreements with its accountants on accounting and financial disclosure. As disclosed previously, on May 1, 2023, Baker Tilly US, LLP notified the Trustees of Mesabi Trust that it will not stand for re-appointment as the independent registered public accounting firm of Mesabi Trust. On June 21, 2023, Mesabi Trust engaged Boulay, PLLP as its independent registered public accountant to audit Mesabi Trust’s financial statements.

ITEM 9A.         CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. The Trust maintains a system of disclosure controls and procedures designed to ensure that information required to be disclosed by the Trust in the reports that it furnishes or files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and regulations of the Securities and Exchange Commission. Due to the pass-through nature of the Trust, the Trust’s disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by Mesabi Trust is received from Cliffs and its wholly-owned subsidiary, Northshore. In order to help ensure the accuracy and completeness of the information required to be disclosed in the Trust’s periodic and current reports, the Trust engages certified public accountants, geological consultants, engineering firms, and attorneys. These professionals hired by the Trust advise the Trust in its review and compilation of the information in this Form 10-K and the other periodic reports filed by the Trust with the SEC.

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

ITEM 9B.         OTHER INFORMATION.

Rule 10b5-1 Plan and Non-Rule 10b5-1 Trading Arrangement Adoptions, Terminations, and Modifications. During the three months ended January 31, 2024, none of the Trustees adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of SEC Regulation S-K.

ITEM 9C.         DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10.          DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The Agreement of Trust dated July 18, 1961, as amended by the Amendment to the Agreement of Trust dated as of October 25, 1982 (the “Agreement of Trust”) provides for a Corporate Trustee and four individual Trustees (collectively, the “Trustees”). The Trust does not have, nor does the Agreement of Trust provide for officers, a board of directors or any committees. Generally, the Trustees continue in office until their resignation or removal. Any Trustee may be removed at any time, with or without cause, by the holders of two-thirds in interest of the Certificates of Beneficial Interest in the Trust (the “Trust Certificates”) then outstanding. In the case of an individual Trustee, a successor is appointed if the individual Trustee dies, becomes incapable of acting or is adjudged bankrupt or insolvent. In the case of the Corporate Trustee, a successor is appointed if a receiver of the Corporate Trustee or of its property is appointed, or if any public officer takes charge or control of the Corporate Trustee or of its property or affairs for the purpose of rehabilitation, conservation or liquidation. Successor Trustees can only be appointed by the holders of a majority in interest of the Trust Certificates then outstanding. Because such appointments are not made on a regular or periodic basis, the Trust does not have a standing nominating committee or a policy in place for the recommendation and nomination of successor Trustees.

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

To carry out the Trustees’ duties under the Agreement of Trust, the Trustees meet on at least a quarterly basis to discuss information and circumstances relevant to the Trust. The Trustees also conduct telephone conferences from time to time between the quarterly meetings to address developments that require more timely attention. The Trustees held 15 meetings either in person or via teleconference in fiscal 2024. All of the Trustees attended at least 75% of the sum of all Trustee meetings held in fiscal 2024.

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

Age: 77

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

Age: 81

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

Age: 70

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

Robin M. Radke

Age: 53

Year Appointed and elected as Individual Trustee: 2019

Attorney with Fredrikson & Byron, P.A.

Ms. Radke is an attorney with Fredrikson & Byron, P.A. and has more than twenty-five years of business and legal experience, including over twenty years in private and in-house legal practice. Before joining Fredrikson in June 2023, she was general counsel and chief compliance officer of Merced Capital, L.P., a privately held registered investment adviser, where she worked from 2014 to January 2023. Prior to Merced, Ms. Radke was an attorney with Oppenheimer Wolff & Donnelly LLP (now Fox Rothschild LLP) for eleven years where her work included advising the Trust on securities reporting, internal controls and general matters. Ms. Radke’s legal practice included advising clients regarding a wide spectrum of industries, including financial services, lending, real estate, energy and shipping. In addition, she has experience in securities law and general corporate law.

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

Pursuant to the Amendment, each individual Trustee receives at least $20,000 in annual compensation for services as Trustee. Each year, annual Trustee compensation is adjusted up or down (but not below $20,000) in accordance with changes from the November 1981 level of 295.5 (the “1981 Escalation Level”) in the All Commodities Producer Price Index (with 1967 = 100 as a base). The All Commodities Producer Price Index is published by the U.S. Department of Labor, Bureau of Labor Statistics. The adjustment is made at the end of each fiscal year and is calculated on the basis of the proportion between (a) the level of such index for the November preceding the end of such fiscal year, and (b) the 1981 Escalation Level. Any action to modify or otherwise vary the compensation of the individual Trustees as provided by the Amendment must be approved by the affirmative vote of 66 2/3% in interest of the Trust Certificates then outstanding. Each of the individual Trustees received total compensation of $51,413 during fiscal 2024.

Under the Amendment, the Corporate Trustee receives annual compensation for services as a Trustee in an amount equal to the greater of (i) $20,000, or such other amount determined in accordance with the adjustments described in the preceding paragraph, or (ii) one quarter of one percent (1/4 of 1%) of the trust moneys, exclusive of proceeds of sale of any part of the Trust Estate (as such terms are defined in the Agreement of Trust), received by the Trustees and distributed to Unitholders. The compensation paid to Deutsche Bank Trust Company Americas, for services as Corporate Trustee of the Trust, under this first prong of this compensation formula was $51,413 pursuant to the Amendment.

Additionally, each year the Corporate Trustee receives $62,500 to cover clerical and administrative services to Mesabi Trust, other than services customarily performed by a registrar or transfer agent for which the Corporate Trustee is paid additional service fees. The Corporate Trustee earned $113,913 in cash compensation for the fiscal year ended January 31, 2024, inclusive of the $62,500 administrative fee. The Corporate Trustee also received $4,381 for its services as registrar and transfer agent for the year ended January 31, 2024. Accordingly, the Corporate Trustee earned $118,294 in total compensation for the fiscal year ended January 31, 2024.

Under the Amendment, the Individual Trustees may, in extraordinary circumstances, pay additional compensation to the Corporate Trustee. The decision to pay such compensation must be unanimously approved by the Individual Trustees. The Corporate Trustee did not receive any compensation for extraordinary services with respect to the fiscal year ended January 31, 2024.

Trustees’ Compensation Report

The Trustees have not designated a compensation committee and are not required to do so by applicable law or regulation. The Trustees, as a group, have reviewed and discussed the Compensation Discussion and Analysis (“CD&A”) and based on such review and discussion have recommended that the CD&A be included in this Annual Report on Form 10-K for the fiscal year ended January 31, 2024.

MESABI TRUST

Deutsche Bank Trust Company Americas
Robert C. Berglund
James A. Ehrenberg
Michael P. Mlinar
Robin M. Radke

Trustee Compensation

Summary Compensation Table

The table below summarizes the total compensation earned by each of the Individual Trustees and the Corporate Trustee in the fiscal year ended January 31, 2024.

						Nonqualified
					Non-Equity	Deferred
		Trustee	Stock	Option	Incentive Plan	Compensation	All Other
	Fiscal	Fees Earned	Awards	Awards	Compensation	Earnings	Compensation		Total
Name and principal position	Year	($)	($)	($)	($)	($)	($)		($)

Deutsche Bank Trust Company Americas, Corporate Trustee	2024	$113,912	N/A	N/A	N/A	N/A	4,693	(1)	$118,605
	2023	$181,563	N/A	N/A	N/A	N/A	5,901	(1)	$187,464

Robert C. Berglund, Trustee	2024	$51,413	N/A	N/A	N/A	N/A	N/A		$51,413
	2023	$53,322	N/A	N/A	N/A	N/A	N/A		$53,322

James A. Ehrenberg, Trustee	2024	$51,413	N/A	N/A	N/A	N/A	N/A		$51,413
	2023	$53,322	N/A	N/A	N/A	N/A	N/A		$53,322

Michael P. Mlinar, Trustee	2024	$51,413	N/A	N/A	N/A	N/A	N/A		$51,413
	2023	$53,322	N/A	N/A	N/A	N/A	N/A		$53,322

Robin Radke, Trustee	2024	$51,413	N/A	N/A	N/A	N/A	N/A		$51,413
	2023	$53,322	N/A	N/A	N/A	N/A	N/A		$53,322
(1)	Represents fees and disbursements paid to Deutsche Bank Trust Company Americas for its services as registrar and transfer agent of the Units.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND TRUSTEES.

The table below is based on information that has been obtained from Mesabi Trust’s records and a review of statements of beneficial ownership filed with Mesabi Trust pursuant to Rule 13d-1 or Rule 13d-2 under the Securities Exchange Act of 1934, as amended, and sets forth information as to the Units of Beneficial Interest in Mesabi Trust beneficially owned as of April 24, 2024 by (i) each person known by Mesabi Trust to beneficially own more than 5% of the outstanding Units of Beneficial Interest in Mesabi Trust, and (ii) the Trustees individually and as a group. Except as otherwise indicated and subject to applicable community property laws, each Trustee has sole voting and investment powers with respect to the securities listed. There were no Certificates of Beneficial Interest of Mesabi Trust pledged by the Trustees as of January 31, 2024. The Trust does not have any compensation plans under which securities of the Trust are authorized for issuance.

		Amount and
		Nature of Beneficial		Percent of
Title of Class	Name and Address of Beneficial Owner (1)	Ownership		Class

Units	Horizon Kinetics Asset Management LLC 470 Park Avenue South 4th Floor South New York, NY 10016	2,920,318	(2)	22.3%

Units	ValueWorks LLC One World Trade Center Suite 84-G New York, NY 10007	796,372	(3)	6.1%

Units	Deutsche Bank Trust Company Americas	0		**

Units	Robert C. Berglund	2,000		**

Units	James A. Ehrenberg	3,000	(4)	**

Units	Michael P. Mlinar	4,499	(5)	**

Units	Robin M. Radke	595		**

Units	All Trustees as a group	10,094		**

** Less than 1%

(1)	The address for each beneficial owner is c/o Deutsche Bank Trust Company Americas Corporate Trustee, 1 Columbus Circle, Mail Stop: NYC01-1710, New York, New York 10019.
(2)	Based on a Schedule 13G/A filed with the SEC on February 6, 2024, Horizon Kinetics Asset Management LLC beneficially owns 2,920,318 Units and has sole voting and dispositive power over these Units.
(3)	Based on a Schedule 13G filed with the SEC on February 13, 2024, ValueWorks LLC beneficially owns 796,372 Units and shares voting and dispositive power over these Units. Charles Lemonides is the Managing Member of ValueWorks, LLC, Mr. Lemonides has shared voting and dispositive power with respect to 796,372 Units. Mr. Lemonides disclaims beneficial ownership of the Units reported in this table except to the extent of his pecuniary interest therein.
(4)	All Units are held by James A. Ehrenberg and Donna Jean Ehrenberg Revocable Trust Dated September 12, 2012. Mr. and Mrs. Ehrenberg, as the trustees of the revocable trust, share the investment and voting power over all of those Units.
(5)	All shares are held jointly with Mr. Mlinar’s spouse.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Person Transaction Policy

During the fiscal year ended January 31, 2024, the Trustees met on at least a quarterly basis and reviewed and approved or ratified certain transactions that occurred during each of the prior fiscal quarters. In connection with their review of the Trust’s transactions, the Trustees consider whether there have been any related person transactions. In determining whether to approve a related person transaction, the Trustees consider the following factors, in addition to any other factors they deem necessary or appropriate:

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

Based on their review of the Trust’s transactions during the fiscal year ended January 31, 2024, the Trustees concluded that there were no related person transactions required to be disclosed in this Annual Report on Form 10-K.

Pass-Through Royalty Trust Exemptions

Because of its legal structure and character as a pass-through royalty trust, the Trust is exempt from Rule 10A-3 of the Securities Exchange Act and the Corporate Governance Standards set forth in Section 303A of the New York Stock Exchange’s Listed Company Manual.

ITEM 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(a)         Audit Fees.

The aggregate fees related to fiscal 2024 for professional services rendered by Boulay, PLLP (“Boulay”) for the audit of the Trust’s annual financial statements for fiscal year 2024 and review of the financial statements included in the Trust’s quarterly reports on Form 10-Q for the second and third quarters of fiscal year 2024 were $80,523.

The aggregate fees related to fiscal 2024 for professional services rendered by Baker Tilly US, LLP (“Baker Tilly”) for the review of the financial statements included in the Trust’s quarterly report on Form 10-Q for the first quarter of fiscal 2024 and for services related to the transition of auditors during fiscal 2024 were $69,034.

The aggregate fees related to fiscal 2023 for professional services rendered by Baker Tilly for the audit of the Trust’s annual financial statements, and review of the financial statements included in the Trust’s quarterly reports on Form 10-Q were $104,098.

(b)         Audit-Related Fees.

No fees were paid to Boulay or Baker Tilly for assurance and related services that were not reasonably related to the performance of the audit or review of the Trust’s financial statements for fiscal 2024 or fiscal 2023.

(c)         Tax Fees.

No fees were paid to Boulay or Baker Tilly for tax compliance, tax advice and tax planning for Mesabi Trust for fiscal 2024 or fiscal 2023.

(d)         All Other Fees.

No other fees were paid to Boulay or Baker Tilly for services provided to Mesabi Trust, other than those described in item (a), for fiscal 2024 or fiscal 2023.

Before an independent registered public accounting firm is engaged to perform audit and review services for the Trust, the Trustees approve the engagement.

PART IV

ITEM 15.          EXHIBIT AND FINANCIAL STATEMENT SCHEDULES.

(a) 1.     Financial Statements:

The following Financial Statements are incorporated in this Report by reference from the following pages of the Annual Report:

Trustees’ Report on Internal Control over Financial Reporting	Page F-2

Report of Independent Registered Public Accounting Firm	Page F-3

Report of Independent Registered Public Accounting Firm	Page F-4

Balance Sheets as of January 31, 2024 and 2023	Page F-5

Statements of Income for the years ended January 31, 2024, 2023, and 2022	Page F-6

Statements of Unallocated Reserve and Trust Corpus for the years ended January 31, 2024, 2023, and 2022	Page F-7

Statements of Cash Flows for the years ended January 31, 2024, 2023, and 2022	Page F-8

Notes to Financial Statements	Pages F-9 - F-15

(a) 3.     Exhibits:

Item No.	Item	Filing Method

3 and 4(b)	Agreement of Trust dated as of July 18, 1961

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

10(g)	Amendment of Assignment, Assumption and Further Assignment of Peters Lease	Incorporated by reference from Exhibit A to Mesabi Trust’s Report on Form 8-K dated August 17, 1989. (filed on paper – hyperlink is not required pursuant to Rule 105 of Regulation S-T)

10(h)	Amendment of Assignment, Assumption and Further Assignments of Cloquet Lease	Incorporated by reference from Exhibit B to Mesabi Trust’s Report on Form 8-K dated August 17, 1989. (filed on paper – hyperlink is not required pursuant to Rule 105 of Regulation S-T)

10(i)	Summary Description of Trustees’ Compensation	Filed herewith.

13	Annual Report of the Trustees of Mesabi Trust for the fiscal year ended January 31, 2024	Filed herewith.

14	Trustees Code of Ethics	Incorporated by reference from Exhibit 14 to Mesabi Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004.

31	Certification of Corporate Trustee of Mesabi Trust pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

Item No.	Item	Filing Method

32	Certification of Corporate Trustee of Mesabi Trust pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

97	Mesabi Trust Incentive Based Award Recovery Policy	Filed herewith.

101.INS	Inline XBRL Instance Document	Filed herewith.

101.SCH	Inline XBRL Taxonomy Extension Schema	Filed herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	Filed herewith.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	Filed herewith.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	Filed herewith.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	Filed herewith.

104	Cover Page Interactive Data File	Embedded within the Inline XBRL document and contained in Exhibit 101

ITEM 16.          FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 24, 2024

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

/s/ Robert C. Berglund	April 24, 2024
Robert C. Berglund
Individual Trustee

/s/ James A. Ehrenberg	April 24, 2024
James A. Ehrenberg
Individual Trustee

/s/ Chris Niesz	April 24, 2024
Chris Niesz
Vice President
Deutsche Bank Trust Company Americas,
As Corporate Trustee of Mesabi Trust

/s/ Michael P. Mlinar	April 24, 2024
Michael P. Mlinar
Individual Trustee

/s/ Robin M. Radke	April 24, 2024
Robin M. Radke
Individual Trustee