Form 10-Q
period 2024-04-30
MESABI TRUST
filed 2024-06-13
CIK 65172

h

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2024

or

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

As of June 10, 2024, there were 13,120,010 Units of Beneficial Interest in Mesabi Trust outstanding.

Forward-Looking Statements

Certain information included in this Quarterly Report on Form 10-Q contains, or incorporates by reference, not only historical information, but also “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934. All such forward-looking statements, including those statements regarding estimation of iron ore pellet production, shipments, pricing, royalties and other matters, are based on information from the lessee/operator (and its parent corporation) of the mine located on the lands owned and held in trust for the benefit of the holders of units of beneficial interest of Mesabi Trust (“Mesabi Trust” or the “Trust”). These statements may be identified by the use of forward-looking words, such as “may,” “will,” “could,” “project,” “predict,” “intend,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “should,” “assume,” “forecast” and other similar words. Such forward-looking statements are inherently subject to known and unknown risks and uncertainties. Actual results and future developments could differ materially from the results or developments expressed in or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, volatility of iron ore and steel prices, market supply and demand, competition, environmental hazards, health and safety conditions, regulation or government action, litigation, uncertainties about estimates of reserves, general adverse business and industry economic trends, uncertainties arising from war, terrorist events and other global events, higher or lower customer demand for steel and iron ore, decisions by mine operators regarding curtailments or idling production lines or entire plants, environmental compliance uncertainties, difficulties in obtaining and renewing necessary operating permits, higher imports of steel and iron ore substitutes, processing difficulties, consolidation and restructuring in the domestic steel market, market inputs tied to indexed price adjustment factors found in Cliffs’ customer contracts resulting in future adjustments to royalties payable to Mesabi Trust, and other factors. Further, substantial portions of royalties earned by Mesabi Trust are based on estimated prices that are subject to interim and final adjustments, which can be positive or negative, and are dependent in part on multiple price and inflation index factors under agreements to which Mesabi Trust is not a party and that are not known until after the end of a contract year. It is possible that future negative price adjustments could partially or even completely offset royalties or royalty income that would otherwise be payable to the Trust in any particular quarter, or at year-end, thereby potentially reducing cash available for distribution to the Trust’s Unitholders (as defined below) in future quarters.

For a discussion of the factors, including without limitation, those that could materially and adversely affect Mesabi Trust’s actual results and performance, see “Risk Factors” set forth on pages 4 through 17 of Mesabi Trust’s Annual Report for the year ended January 31, 2024, as updated by Part II, Item 1A of this quarterly report. These risks and uncertainties are not exclusive and further information concerning the Trust, including factors that potentially could materially affect our operating results, financial condition or the market price of the Units, may emerge from time to time. Mesabi Trust undertakes no obligation, other than that imposed by law, to make any revisions to the forward-looking statements contained in this filing or to update them to reflect circumstances occurring after the date of this filing. We advise you, however, to consult any further disclosures we make on related subjects in our future Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K and Current Reports on Form 8-K that we file with or furnish to the Securities and Exchange Commission.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements. (Note 1)

Mesabi Trust

Condensed Statements of Income

Three Months Ended April 30, 2024 and 2023

	Three Months Ended
	April 30,
	2024	2023
	(unaudited)	(unaudited)
A. Condensed Statements of Income

Revenues
Royalty income	$6,010,608	$1,711,316
Interest	239,964	137,533

Total revenues	6,250,572	1,848,849

Expenses	2,766,787	825,710

Net income	$3,483,785	$1,023,139

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING
Number of units outstanding	13,120,010	13,120,010

Net income per unit (Note 2)	$0.2655	$0.0780

Distributions declared per unit (Note 4)	$0.2900	$-

See Notes to Condensed Financial Statements.

Mesabi Trust

Condensed Balance Sheets

April 30, 2024 and January 31, 2024

	April 30, 2024	January 31, 2024
	(unaudited)
B. Condensed Balance Sheets

Assets

Cash and cash equivalents	$21,629,973	$23,980,448
Accrued income receivable	1,828,842	1,960,358
Contract asset	1,559,969	451,896
Prepaid expenses	112,368	297,647
Current assets	25,131,152	26,690,349

Fixed property, including intangibles, at nominal values

Assignments of leased property

Amended assignment of Peters Lease	1	1

Assignment of Cloquet Leases	1	1

Certificate of beneficial interest for 13,120,010 units of Land Trust	1	1
	3	3

Total assets	$25,131,155	$26,690,352

Liabilities, Unallocated Reserve And Trust Corpus

Distribution payable	$3,804,803	$4,854,404
Accrued expenses	672,224	860,802
Total liabilities	4,477,027	5,715,206

Unallocated reserve	20,654,125	20,975,143

Trust corpus	3	3

Total liabilities, unallocated reserve and trust corpus	$25,131,155	$26,690,352

See Notes to Condensed Financial Statements.

Mesabi Trust

Condensed Statements of Cash Flows

Three Months Ended April 30, 2024 and 2023

	Three Months Ended
	April 30,
	2024	2023
	(unaudited)	(unaudited)
C. Condensed Statements of Cash Flows

Operating activities
Royalties received	$5,059,648	$—
Interest received	214,367	113,031
Expenses paid	(2,770,086)	(976,674)

Net cash from (used for) operating activities	2,503,929	(863,643)

Financing activity
Distributions to unitholders	(4,854,404)	—

Net change in cash and cash equivalents	(2,350,475)	(863,643)

Cash and cash equivalents, beginning of period	23,980,448	13,966,500

Cash and cash equivalents, end of period	$21,629,973	$13,102,857

Reconciliation of net income to net cash from (used for) operating activities

Net income	$3,483,785	$1,023,139
Decrease (increase) in accrued income receivable	131,516	(1,363,887)
Increase in contract asset	(1,108,073)	—
Decrease in prepaid expense	185,279	14,517
Decrease in accrued expenses	(188,578)	(165,481)
Decrease in contract liability	—	(371,931)

Net cash from (used for) operating activities	$2,503,929	$(863,643)

Non cash financing activity

Distributions declared and payable	$3,804,803	$—

See Notes to Condensed Financial Statements.

Mesabi Trust

Notes to Condensed Financial Statements

April 30, 2024 (Unaudited)

Note 1.  The condensed financial statements and notes to the condensed financial statements of Mesabi Trust (the “Trust”) included herein have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Trustees of Mesabi Trust (the “Trustees”), all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the results of operations for the three months ended April 30, 2024 and 2023, (b) the financial position as of April 30, 2024 and (c) the cash flows for the three months ended April 30, 2024 and 2023, have been made. For further information, refer to the financial statements and footnotes included in Mesabi Trust’s Annual Report on Form 10-K for the year ended January 31, 2024.

Note 2.  Net income per unit is based on 13,120,010 units outstanding during all periods presented.

The Trust accounts for revenue in accordance with ASC 606 - Revenue from Contracts with Customers. All revenue is recognized as the performance obligations are satisfied. Mesabi Trust holds all of the interests formerly owned by Mesabi Iron Company (“MIC”), including all right, title and interest in the Amendment of Assignment, Assumption and Further Assignment of Peters Lease dated August 17, 1989 among the trustees of Mesabi Trust, Bruce D. Sherling, as Trustee in Bankruptcy for the Estate of Reserve Mining Company, and Cypress Northshore Mining Corporation, predecessor to Northshore Mining Company (referred to as the “Amended Assignment of Peters Lease” or the “Royalty Agreement”). In accordance with the Royalty Agreement, the Trust recognizes revenue for providing access to the lands and minerals only after the consideration that it is entitled to receive is determinable. The Trust is entitled to payment upon production of pellets to be sold for internal use by facilities owned by Cleveland Cliffs Inc. (“Cliffs”), the parent company of Northshore Mining Company (“Northshore” or “NMC”), or its subsidiaries. As a result, the Trust recognizes revenue for internal use pellets upon production of those pellets, which are deemed to be shipped under the Royalty Agreement, regardless of pellet grade. Pellets that are not designated for internal use by Cliffs, or its subsidiaries, are recognized as revenue upon shipment from Silver Bay, Minnesota. Shipped product and deemed shipped product are hereafter collectively referred to as “shipped.”

Disaggregation of Revenues

The following table represents a disaggregation of revenue for the three months ended April 30, 2024 and April 30, 2023.

	Three Months Ended April 30,
	2024	2023
Base overriding royalties	$3,417,645	$961,798
Bonus royalties	2,450,133	707,840
Fee royalties	142,830	41,678
Total royalty income	$6,010,608	$1,711,316

Base overriding royalties

The performance obligation for the base overriding royalty consists of providing NMC access to the Peters Lands, Cloquet Lands, and Mesabi Lands and the right to mine on these lands. The consideration to be received from this access under the Amended Assignment of Peters Lease relates to the volume of iron ore shipped. The Trust receives royalties at the greater of (i) the aggregate quantity of iron ore products shipped, that were mined from Mesabi Trust Lands, and (ii) a portion of the aggregate quantity of all iron ore products shipped, that were mined from any lands during the calendar year, such portion being 90% of the first four million tons shipped during such year, 85% of the next two million tons shipped, during such year, and 25% of all tonnage shipped in excess of six million tons during such year.

The royalty percentage paid to the Trust increases as the aggregate tonnage of iron ore products shipped, attributable to the Trust in any calendar year increases. The Trust earns a 2.5% royalty on the first million tons shipped in a calendar year, 3.5% on the second million tons, 5.0% on the third million tons, 5.5% on the fourth million tons and 6.0% beyond four million tons. The base overriding royalties contain variable consideration, as the transaction price is based on a percentage that varies based on the total cumulative tons of iron ore shipped. Under the Royalty Agreement, measurement of the total cumulative volumes of iron ore shipped and the applicable royalty percentages is reset at the beginning of each calendar year. The Trust estimates the variable consideration it expects to be entitled to receive based on the estimated average royalty percentage over the calendar year periods that are included in the Trust’s fiscal year. The Trust evaluates the estimate of the variable consideration to determine whether the estimate needs to be constrained and includes the variable consideration in the transaction price only to the extent that it is probable that a significant reversal of the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The Trust estimates the base overriding royalty percentage using the expected value method, which calculates the estimate based on historical, current, and forecasted shipments. At each quarter end, the Trust updates its estimate of total tons expected to be shipped for the calendar year and applies the estimated annual royalty rate to actual tons shipped in the quarter. The Trust recognizes revenue for base overriding royalties on a quarterly basis based on actual shipments, the estimated annual royalty rate and estimated prices for iron ore products sold under Cliffs’ customer contracts.

On May 1, 2022, Cliffs idled NMC, and the idle continued until April 2023. On April 25, 2023, Cliff's announced a partial restart of some operations at NMC and that Cliffs would continue to treat NMC as a swing operation

Bonus royalties

The performance obligation for the bonus royalties consists of providing NMC access to the Peters Lands, Cloquet Lands, and Mesabi Lands and the right to mine on these lands. The consideration to be received from this access under the Amended Assignment of Peters Lease relates to the volume of iron ore shipped, by NMC. The Trust recognizes bonus royalties on a quarterly basis based on shipments for the fiscal quarter at the actual royalty percentage for those shipments and based on the anticipated prices for iron ore products sold under Cliffs’ customer contracts. The Trust is paid royalty bonuses when iron ore products shipped are sold at anticipated prices above a threshold price per ton. The royalty bonus is based on a percentage of the gross proceeds of product shipped. The royalty bonus percentage ranges from 1/2 of 1% of the gross proceeds (on all tonnage shipped for sale at prices between the threshold price and $2.00 above the threshold price) to 3% of the gross proceeds (on all tonnage shipped for sale at prices $10.00 or more above the threshold price). The threshold price is adjusted annually for inflation and is $67.75 per ton for calendar year 2024 and was $66.00 per ton for calendar year 2023.

Fee royalties

Fee royalties are determined based on the volume of crude ore mined on a quarterly basis. The Trust recognizes fee royalties on a quarterly basis based on the actual crude ore mined during the fiscal quarter. Fee royalties are payable to the Mesabi Land Trust, a Minnesota land trust, which holds a 20% interest as fee owner in the Amended Assignment of Peters Lease. The Trust holds the entire beneficial interest in the Mesabi Land Trust for which U.S. Bank N.A. acts as the corporate trustee. The Trust receives the net income of the Mesabi Land Trust, which is generated from royalties on the amount of crude ore mined after the payment of expenses to U.S. Bank N.A. for its services as the corporate trustee. The fee royalty on crude ore is based on an agreed price per ton, subject to certain indexing.

Accrued income receivable

Accrued income receivable represents royalty income earned but not yet received by the Trust. Accrued income receivable is comprised of (i) shipments during the last month of the Trust’s fiscal quarter, if any, and (ii) net positive price adjustments, if any, (which may include the sum of positive and negative price adjustments) resulting from price adjustment mechanisms in the agreements between Cliffs and its customers that determine the final sales price of the shipments from Silver Bay, Minnesota.

Contract asset and contract liability

The contract asset and contract liability are presented net in the accompanying balance sheets as both the contract asset and contract liability are derived from one customer contract. A net contract asset in the amount of $1,559,969 is reflected on the Balance Sheet as of April 30, 2024. The net contract asset is made up of a contract asset in the amount of $1,559,969 and no contract liability. As of January 31, 2024, the Trust recorded a net contract asset in the amount of $451,896, made up of contract assets of $451,896 and no contract liability. The contract asset relates to variable consideration for base overriding royalties that occurs as a result of escalating base overriding royalty rates earned as thresholds for tons of ore shipped are reached, as described in the base overriding royalties section above. The recorded contract asset represents the additional revenue earned based on the estimated annual royalty rate compared to the effective contracted rate for tons shipped during the period. The contract asset is not available for distribution to the Unitholders until the applicable royalties are actually received by the Trust.

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

Note 4.  On April 16, 2024, the Trustees declared a distribution of $0.29 per Unit of Beneficial Interest payable on May 20, 2024 to Mesabi Trust Unitholders of record at the close of business on April 30, 2024. The declared distribution of $3,804,803 is recorded as a distribution payable on the Consolidated Balance Sheet for the quarter ended April 30,2024 (unaudited) as compared to no distribution per Unit of Beneficial Interest for the quarter ended April 30, 2023.

On April 30, 2024, the Trustees received the quarterly royalty report of iron ore production and shipment during the calendar quarter ended March 31, 2024 from Cliffs.

Each quarter, as authorized by the Agreement of Trust dated July 18, 1961, as amended (the “Agreement of Trust”), the Trustees evaluate all relevant factors, including all costs, expenses, obligations, and present and future liabilities of the Trust (whether fixed or contingent) in determining a prudent level of unallocated reserve in light of the unpredictable nature of the iron ore industry, current economic conditions and current communications from Cliffs as it relates to NMC.

Pursuant to the Agreement of Trust, the Trustees make decisions about cash distributions to Unitholders based on the royalty payments it receives from Cliffs when received, rather than as royalty income is recorded in accordance with the Trust’s revenue recognition policy. Refer to Note 3 for further information.

As of April 30, 2024 and January 31, 2024, the unallocated cash and cash equivalents portion of the Trust’s Unallocated Reserve was comprised of the following components. Cash equivalents consists of U.S. government securities with original maturities of 3 months or less.

	April 30, 2024	January 31, 2024
Cash and cash equivalents	$21,629,973	$23,980,448
Distribution payable	(3,804,803)	(4,854,404)

Unallocated cash and cash equivalents	$17,825,170	$19,126,044

A reconciliation of the Trust’s Unallocated Reserve and Trust Corpus for the three months ended April 30, 2024 and 2023 is as follows:

	Unallocated	Trust
	Reserve	Corpus	Total
Balances as of January 31, 2024	$20,975,143	$3	$20,975,146

Net income	3,483,785	—	3,483,785
Distributions declared - $0.2900 per unit	(3,804,803)	—	(3,804,803)

Balances as of April 30, 2024	$20,654,125	$3	$20,654,128

	Unallocated	Trust
	Reserve	Corpus	Total
Balances as of January 31, 2023	$11,438,214	$3	$11,438,217

Net income	1,023,139	—	1,023,139
Distributions declared - $0.0000 per unit	—	—	—

Balances as of April 30, 2023	$12,461,353	$3	$12,461,356

Item 2. Trustees’ Discussion and Analysis of Financial Condition and Results of Operations.

This discussion should be read in conjunction with the condensed financial statements and notes presented in this Quarterly Report on Form 10-Q and the financial statements and notes in the last filed Annual Report on Form 10-K for the year ended January 31, 2024 for a full understanding of Mesabi Trust’s financial position and results of operations for the three months ended April 30, 2024.

All references in this discussion and in this Quarterly Report on Form 10-Q to iron ore products “shipped” or “shipments” shall include iron ore products that are actually shipped from Silver Bay, Minnesota and/or stockpiled for intercompany use that Cleveland Cliffs Inc. (“Cliffs”) has deemed shipped, as referenced by the parties to, and in accordance with, the Amended Assignment of Peters Lease. Following the outcome of the 2019 arbitration, Cliffs began accruing royalty payments to the Trust for both DR pellets and standard pellets to be sold for internal use at facilities owned by Cliffs or its subsidiaries. As a result, the Trust recognizes revenue for internal use pellets upon production of those pellets, regardless of pellet grade. Pellets produced by Northshore Mining Company (“Northshore” or “NMC”) that are not designated for internal use by Cliffs, or its subsidiaries, and instead are intended for sale to third parties in arms’-length sales, continue to be recognized as revenue upon shipment from Silver Bay, Minnesota.

Background

Mesabi Trust, formed pursuant to the Agreement of Trust, is a trust organized under the laws of the State of New York.  Mesabi Trust holds all of the interests formerly owned by Mesabi Iron Company (“MIC”), including all right, title and interest in the Amendment of Assignment, Assumption and Further Assignment of Peters Lease dated August 17, 1989 among the trustees of Mesabi Trust, Bruce D. Sherling, as Trustee in Bankruptcy for the Estate of Reserve Mining Company, and Cypress Northshore Mining Corporation, predecessor to Northshore (referred to as the “Amended Assignment of Peters Lease” or the “Royalty Agreement”), the Amendment of Assignment, Assumption and Further Assignment of Cloquet Lease (the “Amended Assignment of Cloquet Lease” and together with the Amended Assignment of Peters Lease, the “Amended Assignment Agreements”), the beneficial interest in a trust organized under the laws of the State of Minnesota to administer the Mesabi Fee Lands (as defined below) as the trust corpus in compliance with the laws of the State of Minnesota on July 18, 1961 (the “Mesabi Land Trust”) and all other assets and property identified in the Agreement of Trust.  The Amended Assignment of Peters Lease relates to an Indenture made as of April 30, 1915 among East Mesaba Iron Company (“East Mesaba”), Dunka River Iron Company (“Dunka River”) and Claude W. Peters (the “Peters Lease”) and the Amended Assignment of Cloquet Lease relates to an Indenture made May 1, 1916 between Cloquet Lumber Company and Claude W. Peters (the “Cloquet Lease”).

The Agreement of Trust specifically prohibits the Trustees of the Mesabi Trust (the “Trustees”) from entering into or engaging in any business. This prohibition applies even to business activities the Trustees may deem necessary or proper for the preservation and protection of the Trust Estate. Accordingly, the Trustees’ activities in connection with the administration of Trust assets are limited to collecting income, paying expenses and liabilities, distributing net income to the holders of Certificates of Beneficial Interest in Mesabi Trust (“Unitholders”) after the payment of, or provision for, such expenses and liabilities, and protecting and conserving the assets held by the Trust.

The Trustees do not intend to expand their responsibilities beyond those permitted or required by the Agreement of Trust, the Amendment to the Agreement of Trust dated October 25, 1982 (the “Amendment”), and those required under applicable law. Mesabi Trust has no employees, but it engages independent consultants to assist the Trustees in, among other things, monitoring the volume and sales prices of iron ore products shipped, based on information supplied to the Trustees by Northshore, the lessee/operator of the lands leased under the Peters Lease and Cloquet Lease (the “Peters Lease Lands” and “Cloquet Lease Lands,” respectively) and the 20% fee interest of certain lands that are particularly described in, and subject to a mining lease under, the Peters Lease (the “Mesabi Fee Lands,” and together with the Peters Lease Lands and Cloquet Lease Lands, the “Mesabi Trust Lands”), and its parent company, Cliffs. References to Northshore or NMC in this quarterly report, unless the context requires otherwise, are applicable to Cliffs as well.

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

annually. Base overriding royalties are subject to interim and final price adjustments under Cliffs’ customer contracts and, as described elsewhere in this report, such adjustments may be positive or negative.

●	Royalty bonuses. The Trust earns royalty bonuses when iron ore products shipped are sold at prices above a threshold price per ton. The royalty bonus is based on a percentage of the gross proceeds of product shipped. The threshold price is adjusted (but not below $30.00 per ton) on an annual basis for inflation and deflation (the “Adjusted Threshold Price”). The Adjusted Threshold Price is $67.75 per ton for calendar year 2024 and was $66.00 per ton for calendar year 2023. The royalty bonus percentage ranges from 1/2 of 1% of the gross proceeds (on all tonnage shipped for sale at prices between the Adjusted Threshold Price and $2.00 above the Adjusted Threshold Price) to 3% of the gross proceeds (on all tonnage shipped for sale at prices $10.00 or more above the Adjusted Threshold Price). Royalty bonuses are subject to price adjustments under Cliffs’ customer contracts and, as described elsewhere in this report, such adjustments may be positive or negative.

●	Fee royalties. Fee royalties have historically constituted a smaller component of the Trust’s total royalty income. Fee royalties are payable to the Mesabi Land Trust, a Minnesota land trust, which holds a 20% interest as fee owner in the Amended Assignment of Peters Lease. Mesabi Trust holds the entire beneficial interest in the Mesabi Land Trust for which U.S. Bank N.A. acts as the corporate trustee. Mesabi Trust receives the net income of the Mesabi Land Trust, which is generated from royalties on the amount of crude ore mined after the payment of expenses to U.S. Bank N.A. for its services as the corporate trustee. Crude ore is the source of iron oxides used to make iron ore pellets and other products. The fee royalty on crude ore is based on an agreed price per ton, subject to certain indexing.

●	Minimum advance royalties. Northshore’s obligation to pay base overriding royalties and royalty bonuses with respect to the sale of iron ore products generally accrues upon the shipment of those products. However, regardless of whether any shipment has occurred, Northshore is obligated to pay to Mesabi Trust a minimum advance royalty. Each year, the amount of the minimum advance royalty is adjusted (but not below $500,000 per annum) for inflation or deflation. The minimum advance royalty is $1,129,615 for calendar year 2024 and was $1,100,498 for calendar year 2023. Until overriding royalties (and royalty bonuses, if any) for a particular year equal or exceed the minimum advance royalty for the year, Northshore must make quarterly payments of up to 25% of the minimum advance royalty for the year. Because minimum advance royalties are essentially prepayments of base overriding royalties and royalty bonuses earned each year, any minimum advance royalties paid in a fiscal quarter are recouped by credits against base overriding royalties and royalty bonuses earned in later fiscal quarters during the year.

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

Under the relevant agreements, Northshore has the right to mine and ship iron ore products from lands other than Mesabi Trust Lands. Northshore alone determines whether to conduct mining operations on Mesabi Trust Lands and/or such other lands based on its current mining and engineering plan. The Trustees do not exert any influence over mining operational decisions. To encourage the use of iron ore products from Mesabi Trust Lands, Mesabi Trust receives royalties on stated percentages of iron ore shipped, whether or not the iron ore products are from Mesabi Trust Lands. Mesabi Trust receives royalties at the greater of (i) the aggregate quantity of iron ore products shipped that were mined from Mesabi Trust Lands, and (ii) a portion of the aggregate quantity of all iron ore products shipped that were mined from any lands, such portion being 90% of the first four million tons shipped during such year, 85% of the next two million tons shipped during such year, and 25% of all tonnage shipped during such year in excess of six million tons. The royalty percentage paid to the Trust increases as the aggregate tonnage of iron ore products shipped, attributable to the Trust, in any calendar year increases past each of the ton volume thresholds. Assuming a consistent sales price per ton throughout a calendar year, shipments of iron ore product attributable to the Trust later in the year generate a higher royalty to the Trust, as total shipments for the year exceed the one million ton thresholds.

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

Historically, sales volumes under most of its multi-year supply agreements with Cliffs’ customers are largely dependent on customer requirements and contain a base price that is adjusted annually using one or more adjustment factors. The factors that could result in price adjustments under Cliffs’ customer contracts include changes in the Platts 62% Price, hot-rolled coil steel price, the

Atlantic Basin pellet premium, published Platts international indexed freight rates and changes in specified producer price indices, including those for industrial commodities, fuel and steel.

As also described elsewhere in this report, the Trust receives a bonus royalty equal to a percentage of the gross proceeds of iron ore products (mined from Mesabi Trust Lands) shipped and sold at prices above the Adjusted Threshold Price. Although 97.4% of all the iron ore products shipped during calendar 2023 was sold at prices higher than the Adjusted Threshold Price, the Trustees are unable to project whether Cliffs will continue to be able to sell iron ore products at prices above the applicable Adjusted Threshold Price, entitling the Trust to any future bonus royalty payments.

As previously disclosed, on May 1, 2022, Cliffs idled Northshore, and the idle continued until April 2023. On April 25, 2023, Cliffs announced a partial restart of some operations at Northshore and that Cliffs would continue to treat Northshore as a swing operation. The Trustees have not been provided with any additional information regarding the anticipated volume of production, stockpiling or shipping of iron ore products at the Northshore operations in Babbitt and Silver Bay, Minnesota.

In order to calculate the royalties owed by Northshore to Mesabi Trust, the Royalty Agreement requires that Northshore make sales of iron ore products to third parties on an arm’s-length basis without regard to any other business relationship between Northshore and the third-party buyer of the iron ore products. In order to calculate royalties on less than arm’s-length sales (including sales from Northshore to Cliffs’ corporate affiliates), the Royalty Agreement requires reference to the highest contract price obtained by Northshore in the preceding four calendar quarters in a sale to a buyer not affiliated with Northshore and made on an arms’-length basis without regard to any other business relationship. Since Cliffs’ acquisition of ArcelorMittal USA in late-2020, and accelerating after Cliffs’ Toledo HBI plant came online in mid-2021, Northshore has increased the proportion of iron ore mined from the Mesabi Trust Lands that it sells to Cliffs’ corporate affiliates and decreased the proportion of such iron ore that it sells to third parties in arms’-length transactions. Cliffs’ public statements beginning in third quarter of 2021 have indicated that Cliffs will be limiting the tonnage of iron ore pellets that it sells to third parties from all of its mines, and particularly Northshore. Cliffs’ royalty reports have not shown any additional third party arms’-length sale transactions of iron ore pellets since reporting two low volume shipments of iron ore pellets to a single third-party customer in June 2023. On April 30, 2024, Mesabi Trust received the quarterly royalty report of iron ore shipments out of Silver Bay, Minnesota during the quarter ended March 31, 2024 (the “Royalty Report”) from Cliffs. Cliff's’ Royalty Report used the higher price from these two June 2023 transactions to set the price for royalty purposes for subsequent shipments intended for Cliffs’ affiliates’ internal consumption beginning in July 2023. The Trustees are continuing due diligence review of these transactions to evaluate whether such transactions meet the requirements of the Royalty Agreement. See “Risk Factors --- Risks Related to Pass – Through Trust Structure of Mesabi Trust – – The limited or lack of arms’-length third-party sales of iron ore pellets (processed at Northshore using Mesabi Trust’s iron ore) by Cliffs could lead to uncertainty under the Royalty Agreement with respect to the calculation of royalties, which could in turn result in potential disputes regarding the amount of royalties owed to the Trust,” as set forth on page 6 of Mesabi Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 2024 (filed April 24, 2024).

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

Results of Operations

Comparison of Iron Ore Pellet Production and Shipments for the Three Months Ended April 30, 2024 and April 30, 2023

As shown in the table below, during the three months ended April 30, 2024, production and shipments of iron ore pellets at Northshore from Mesabi Trust Lands both totaled 978,498 tons. By comparison, pellet production and shipments for the comparable period in 2023 were both 155,300 tons. The increase in production and shipments is attributable to a full quarter of operations of Northshore’s facilities during the three months ended April 30, 2024 as compared to the three months ended April 30, 2023, when Northshore’s facilities were idled until late April. For the three months ended April 30, 2024, 100% of shipments originated from Trust lands.

	Pellets Produced from	Pellets Shipped from
	Trust Lands	Trust Lands
Three Months Ended	(Tons)	(Tons)
April 30, 2024	978,498	978,498
April 30, 2023	155,300	155,300

Comparison of Royalty Income for the Three Months Ended April 30, 2024 and April 30, 2023

As reflected in the table below, the Trust’s total royalty income for the three months ended April 30, 2024 increased by $4,299,292 to $6,010,608 as compared to the three months ended April 30, 2023. The increase in total royalty income is attributable to a full quarter of operations of Northshore’s facilities during the three months ended April 30, 2024 as compared to the three months ended April 30, 2023, when Northshore’s facilities were idled until late April, offset by a lower price per ton on shipped quantities or iron ore pellets during the three months ended April 30, 2024 as compared to the three months ended April 30, 2023.

The table below shows that the base overriding royalties increased $2,455,847 and the bonus royalties increased by $1,742,293 for the three months ended April 30, 2024, as compared to the three months ended April 30, 2023. Fee royalties increased by $101,152 over the same period. The increase in the base overriding royalties, bonus royalties and fee royalties is attributable to the operations of Northshore’s facilities during the three months ended April 30, 2024 as compared to the three months ended April 30, 2023, when Northshore’s facilities were partially idled.

The table below summarizes the components of Mesabi Trust’s total royalty income for the three months ended April 30, 2024 and April 30, 2023, respectively:

	Three Months Ended April 30,
	2024	2023
Base overriding royalties	$3,417,645	$961,798
Bonus royalties	2,450,133	707,840
Fee royalties	142,830	41,678
Total royalty income	$6,010,608	$1,711,316

Comparison of Net Income, Expenses and Distributions for the Three Months Ended April 30, 2024 and April 30, 2023

Net income for the three months ended April 30, 2024 was $3,483,785, an increase of $2,460,646 as compared to the three months ended April 30, 2023. The increase in net income for the three months ended April 30, 2024 is attributable to a full quarter of operations of Northshore’s facilities during the three months ended April 30, 2024 as compared to the three months ended April 30, 2023, when Northshore’s facilities were idled until late April. The Trust’s expenses for the three months ended April 30, 2024 were $2,766,787, an increase of $1,941,077 compared to the expenses for the three months ended April 30, 2023. The increase in expenses was primarily attributable to an increase in legal fees and expenses incurred for the three months ended April 30, 2024 (primarily related to the pending arbitration), as compared to the prior comparable period. The table below summarizes the Trust’s income and expenses for the three months ended April 30, 2024 and April 30, 2023, respectively.

	Three Months Ended April 30,
	2024	2023
Total royalty income	$6,010,608	$1,711,316
Interest income	239,964	137,533
Total revenues	6,250,572	1,848,849
Expenses	2,766,787	825,710
Net income	$3,483,785	$1,023,139

As presented on the “Trust’s Condensed Statements of Operations” on page 3 of this quarterly report, the Trust’s net income per unit increased $0.1875 per unit to $0.2655 per unit for the fiscal quarter ended April 30, 2024 as compared to the fiscal quarter ended April 30, 2023. On April 16, 2024, the Trust declared a distribution of $0.29 per unit payable on May 20, 2024 to Unitholders of record on April 30, 2024. Comparatively, the Trust declared no distribution during the quarter ended April 30, 2023.

On a quarterly basis, the Trustees review a variety of financial and economic data and information impacting the Trust, and upon the Trustees’ determination, distributions may be declared approximately ten weeks after the Trustees receive a quarterly royalty report from Northshore and Cliffs and the Trust receives the actual royalty payment with respect to royalty income that is payable for iron ore shipments through the end of each prior calendar quarter. Royalty payments may include pricing adjustments with respect to shipments made during prior periods. The Trust accounts for and reports accrued income receivable based on shipments during the last month of each of the Trust’s fiscal quarters (April, July, October and January) and price adjustments under Cliffs’ customer contracts (which can be positive or negative and can result in significant variations in royalties received by Mesabi Trust and cash available for distribution to Unitholders) as reported to the Trust by Northshore. The Trust accounts for these amounts by using estimated prices and reports such amounts as revenue even though accrued income receivable is not available for distribution to Unitholders until it is received by the Trust. Accordingly, distributions declared by the Trust are not equivalent to the Trust’s net income during the periods reported in this Quarterly Report on Form 10-Q.

Comparison of Unallocated Reserve as of April 30, 2024, April 30, 2023 and January 31, 2024

As set forth in the table below, Unallocated Reserve increased from $12,461,353 as of April 30, 2023 to $20,654,125 as of April 30, 2024. The increase in Unallocated Reserve as of April 30, 2024, as compared to April 30, 2023, is primarily the result of an increase in the unallocated cash and cash equivalents, accrued income receivable and contract asset and a decrease in the contract liability. The increase in the unallocated cash and cash equivalents is attributable to an increase in royalties received in the fiscal quarter ended April 30, 2024, as compared to the fiscal quarter ended April 30, 2023, offset by the declared distribution of $3,804,803 as of April 30, 2024. The increase in the accrued income receivable portion of the Unallocated Reserve is attributable to an increase in shipments in the last month of the fiscal quarter ended April 30, 2024 as compared to the prior comparable period. The increase in the contract asset portion of the Unallocated Reserve is attributable to estimates of variable consideration related to shipments calendar year-to-date through April 30, 2024, with no offsetting contract liability, as compared to April 30, 2023, when a net contract liability existed. The net contract liability portion of the unallocated reserve at April 30, 2023 was offset by royalties paid to the Trust in the second quarter of fiscal year 2024. See “Note 2” for further discussion of contract asset and contract liability.

	April 30,		% increase
	2024	2023	(decrease)
Accrued Income Receivable	$1,828,842	$1,387,449	31.8%
Contract Asset	1,559,969	—	100.0%
Unallocated Cash and Cash Equivalents	17,825,170	13,102,857	36.0%
Prepaid Expenses and (Accrued Expenses), net	(559,856)	(102,763)	444.8%
Contract Liability	—	(1,926,190)	100.0%
Unallocated Reserve	$20,654,125	$12,461,353	65.7%

The Trust’s Unallocated Reserve as of April 30, 2024 decreased by $321,018 to $20,654,125, as compared to the fiscal year ended January 31, 2024. The decrease in the Unallocated Reserve as of April 30, 2024, as compared to January 31, 2024, is primarily the result of a decrease in unallocated cash and cash equivalents and accrued income receivable, offset by an increase in the contract asset. The decrease in the unallocated cash and cash equivalents portion of the Unallocated Reserve is attributable to an increase in expenses paid of $2,770,086 during the fiscal quarter ended April 30, 2024 compared to expenses paid of $1,043,405 during the fiscal quarter ended January 31, 2024 which was due to an increase in legal fees and related expenses primarily related to pending arbitration (commenced in October 2022). The increase in the contract asset portion of the Unallocated Reserve is attributable to estimates of variable considerations related to the shipments calendar year-to-date through April 30, 2024, as compared to only one month of shipments for the quarter ended January 31, 2024.

			% increase
	April 30, 2024	January 31, 2024	(decrease)
Accrued Income Receivable	$1,828,842	$1,960,358	(6.7)%
Contract Asset	1,559,969	451,896	(100.0)%
Unallocated Cash and Cash Equivalents	17,825,170	19,126,044	(6.8)%
Prepaid Expenses and (Accrued Expenses), net	(559,856)	(563,155)	(0.6)%
Unallocated Reserve	$20,654,125	$20,975,143	(1.5)%

It is possible that future negative price adjustments could offset, or even eliminate, future royalties or royalty income that would otherwise be payable to the Trust in any particular quarter, or at year end, thereby potentially reducing cash available for distribution to the Trust’s Unitholders in future quarters. See the discussion under the heading “Risk Factors” beginning on page 4 of the Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 2024 (filed April 24, 2024).

Each quarter, as authorized by the Agreement of Trust, the Trustees will reevaluate all relevant factors including all costs, expenses, obligations, and present and future liabilities of the Trust (whether fixed or contingent) in determining a prudent level of unallocated reserve in light of the unpredictable nature of the iron ore industry, current and projected future mining operations and current economic conditions. Although the actual amount of the Unallocated Reserve will fluctuate from time to time and may increase or decrease from its current level, it is currently anticipated that future distributions will be highly dependent upon royalty income as it is received and the level of Trust expenses. The amount of future royalty income available for distribution will be subject to the volume of iron ore product shipments and the dollar level of sales by Northshore. Shipping activity is greatly reduced during the winter months. As previously disclosed, on April 25, 2023, Cliffs announced that “higher levels of steel production have led to the partial restart of some operations at … [its] iron ore mining and pelletizing swing facility at Northshore earlier this month.” Cliffs also announced that it “…will continue to treat that facility as our swing operation. And at this time, we still do not expect to operate Northshore in full any time this year.” The Trustees have not been provided with any additional information regarding the anticipated volume of production, stockpiling or shipping of iron ore products at the Northshore operations in Babbitt and Silver Bay, Minnesota. General adverse business and industry economic trends, uncertainties arising from war, terrorist events, the impact of the coronavirus (COVID-19) pandemic and other global events, higher or lower customer demand for steel and iron ore, decisions by mine operators regarding curtailments or idling production lines or entire plants, environmental compliance uncertainties, difficulties in obtaining and renewing necessary operating permits, higher imports of steel and iron ore substitutes, processing difficulties and consolidation and restructuring in the domestic steel market may adversely affect the amount and timing of such future shipments and sales. The Trustees will continue to monitor the economic and other circumstances of the Trust to strike a responsible balance between distributions to Unitholders and the need to maintain adequate reserves at a prudent level, given the unpredictable nature of the iron ore and steel industry, the Trust’s dependence on the actions of Cliffs/Northshore, and the fact that the Trust essentially has no other liquid assets.

Recent Developments

Receipt of Quarterly Royalty Report and Royalty Payment from Cliffs

On April 30, 2024, Mesabi Trust received the quarterly royalty report of iron ore shipments out of Silver Bay, Minnesota during the quarter ended March 31, 2024 (the “Royalty Report”) from Cliffs, the parent company of Northshore.

As reported to Mesabi Trust by Cliffs in the Royalty Report, based on shipments of iron ore products by Northshore during the three months ended March 31, 2024, Mesabi Trust was credited with a base royalty of $2,106,086. For the three months ended March 31, 2024, Mesabi Trust was also credited with a bonus royalty in the amount of $2,520,601. The royalty payment received by the Trust also included an increase of $279,222 as a result of positive adjustments related to prior quarters. In addition, a royalty payment of $153,738 was paid to the Mesabi Land Trust. Accordingly, the total royalty payments received by Mesabi Trust on April 30, 2024 from Cliffs were $5,059,648.

The royalties paid to Mesabi Trust are based on the volume of iron ore pellets and other products produced or shipped during the quarter and the year to date, the pricing of iron ore product sales, and the percentage of iron ore pellet production and shipments from Mesabi Trust lands rather than from non-Mesabi Trust lands. In the first calendar quarter of 2024, Cliffs credited Mesabi Trust with 1,006,692 tons of iron ore shipped, as compared to zero (0) tons shipped during the first calendar quarter of 2023.

Cliffs’ Royalty Report reflected no additional third party arms’-length sale transactions of iron ore pellets since reporting two low volume shipments of iron ore pellets to a single third-party customer in June 2023. Cliff's’ Royalty Report used the higher price from these two June 2023 transactions to set the price for royalty purposes for subsequent shipments intended for Cliffs’ affiliates’ internal consumption beginning in July 2023. The Trustees are continuing due diligence review of these transactions to evaluate whether such transactions meet the requirements of the Royalty Agreement. Since the September 30, 2021 arbitration award, Cliffs has publicly commented on its intention to limit or reduce third-party sales of iron ore products comprised of iron mined from Mesabi Trust lands. Following the 2021 arbitration award and Cliffs’ subsequent idling of Northshore, Cliffs has engaged in fewer third-party sales and such third-party sales have been at lower volumes than the volumes historically reported by Cliffs. See “Risk Factors --- Risks Related to Pass – Through Trust Structure of Mesabi Trust – – The limited or lack of arms’-length third-party sales of iron ore pellets (processed at Northshore using Mesabi Trust’s iron ore) by Cliffs could lead to uncertainty under the Royalty Agreement with respect to the calculation of royalties, which could in turn result in potential disputes regarding the amount of royalties owed to the Trust,” as set forth on page 6 of Mesabi Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 2024 (filed April 24, 2024).

The volume of iron ore pellets (and other iron ore products) produced or shipped by Northshore varies from quarter to quarter and year to year based on a number of factors, including, among others, Cliffs’ decisions to idle Northshore operations (which occurred from May 2022 until April 2023), the requested delivery schedules of customers (including affiliates), general economic conditions in the iron ore industry, and production schedules and weather conditions on the Great Lakes. These multiple factors can result in significant variations in royalties received by Mesabi Trust (and in turn, the resulting funds available for distribution to Unitholders by Mesabi Trust) from quarter to quarter and from year to year. These variations, which can be positive or negative, cannot be predicted by the Trustees of Mesabi Trust. Based on the above factors, and as indicated by Mesabi Trust’s historical distribution payments, the royalties received by Mesabi Trust, and the distributions paid to Unitholders, if any, in any particular quarter are not necessarily indicative of royalties that will be received, or distributions that will be paid, if any, in any subsequent quarter or full year.

The Trustees of Mesabi Trust have received no specific updates concerning Cliffs’ plans with respect to Northshore iron ore operations. The last reported Cliffs’ public announcements made in April 2023 included that Northshore was then being partially restarted and would be run at less than full capacity for the remainder of 2023, and that Cliffs would continue to treat Northshore as a swing operation. With respect to calendar year 2024, Northshore has not advised Mesabi Trust of its expected shipments of iron ore products, or what percentage of 2024 shipments will be from Mesabi Trust iron ore.

Trust’s Announcement of Twenty-Nine Cents Distribution

On April 16, 2024, Mesabi Trust issued a press release announcing that the Trustees of Mesabi Trust declared a distribution of twenty-nine cents ($0.29) per Unit of Beneficial Interest payable on May 20, 2024 to Mesabi Trust Unitholders of record at the close of business on April 30, 2024.

The Trustees’ April 16, 2024 announcement of a twenty-nine cents ($0.29) per Unit distribution, as compared to no distribution announced by the Trust during April 2023, reflects an increase in the distribution, which increase is primarily attributable to the restart of Northshore operations in April 2023, and to an increase in the total royalties received by the Trust in January 2024, as compared to the total royalties received by the Trust in January 2023. In particular, the Trust’s receipt of total royalty payments of

$6,432,434 on January 30, 2024 from Cliffs, the parent company of Northshore, was higher than the total royalty payments of zero dollars ($0.00) received by the Trust from Cliffs in January 2023.

The distribution announced April 16, 2024 also reflects that, until July 30, 2023, the Trust had received no royalties in the Trust’s three previous fiscal quarters, as well as the current continuing uncertainties related to previous announcements by Cliffs about its intention to continue to treat Northshore as a swing operation. Accordingly, the Trustees’ distribution decision also reflects their determination to maintain an appropriate level of reserves in order to make adequate provision to meet current and future expenses and present and future liabilities (whether fixed or contingent) that may arise in the future.

The Trustees have received no specific updates on Cliffs’ plans for the current year concerning Northshore iron ore operations. The Trustees’ distribution announcement also considered numerous other factors, including uncertainties resulting from Cliffs’ prior announcements to increase the use of scrap iron in its vertical supply chain planning, the potential volatility in the iron ore and steel industries generally, national and global economic uncertainties, the cost and expense related to the Trust’s pending arbitration against Northshore and Cliffs, and further potential disturbances from global unrest.

Forward-Looking Statements

This report contains certain forward-looking statements based on Cliffs’ publicly announced plans with respect to Northshore in the future, which statements are intended to be made under the safe harbor protections of the Private Securities Litigation Reform Act of 1995, as amended. Cliffs’ implementation of, or changes to, these plans are beyond Mesabi Trust’s control. As such, such statements are subject to risks and uncertainties, which could cause actual results to differ materially. Additional information concerning these and other risks and uncertainties is contained in Mesabi Trust’s filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the fiscal year ended January 31, 2024 (filed April 24, 2024). Mesabi Trust undertakes no obligation to publicly update or revise any of the forward-looking statements made herein to reflect events or circumstances after the date hereof.

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

For a discussion of additional factors, including but not limited to those that could adversely affect Mesabi Trust’s actual results and performance, see “Risk Factors” set forth on pages 4 through 17 of Mesabi Trust’s Annual Report on Form 10-K for the fiscal year-ended January 31, 2024 (filed April 24, 2024).

Iron Ore Pricing and Contract Adjustments

Historically, when Cliffs produces iron ore for arms’-length sales to third party customers, some portion of the royalties paid to Mesabi Trust were based in part on estimated prices for certain iron ore products sold under some of the Cliffs’ customer contracts. Mesabi Trust is not a party to any of the Cliffs’ customer contracts. Generally, prices in some of such contracts are subject to interim and final pricing adjustments, which can be positive or negative, and which adjustments are dependent in part on a variety of price and inflation index factors, including but not limited to various benchmark pellet prices, hot band steel prices and various Producer Price Indexes. Although Northshore makes interim adjustments to the royalty payments on a quarterly basis, these price adjustments typically were not finalized until after the end of a contract year. In such circumstances, significant and frequent variations in royalties paid to the Trust could result. Iron ore products that are sold internally to Cliffs’ affiliates do not include such contract adjustment provisions.

Potential distributions to Unitholders by the Trust can also vary significantly from quarter to quarter and on a comparative historical basis. These variations, which can be positive or negative, cannot be predicted by Mesabi Trust. It is possible that future negative price adjustments could partially or even completely offset royalties or royalty income that would otherwise be payable to the Trust in any particular quarter, or at year-end, thereby potentially reducing cash available for distribution to the Trust’s Unitholders in future quarters.

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

Critical Accounting Policies and Estimates

The Trust is a publicly traded, pass-through royalty trust with its Trust Certificates listed on the NYSE and is therefore subject to extensive regulation under, among others, the Securities Act of 1933, the Securities Exchange Act of 1934, Sarbanes-Oxley, each as amended, and the rules and regulations of the NYSE. Issuers failing to comply with such authorities risk serious consequences, including criminal as well as civil and administrative penalties. In most instances, these laws, rules and regulations do not specifically address their applicability to a publicly-traded pass-through royalty trust such as Mesabi Trust. In particular, Sarbanes-Oxley mandated the adoption by the SEC and NYSE of certain rules and regulations that are impossible for the Trust to literally satisfy because of its nature as a pass-through royalty trust. Pursuant to NYSE rules, as a pass-through royalty trust, the Trust is exempt from many of the corporate governance requirements that apply to other publicly traded corporations. The Trust does not have, nor does the Agreement of Trust provide for, a board of directors, an audit committee, a corporate governance committee, a compensation committee or executive officers. The Trust has no employees. The Trustees closely monitor the SEC’s and NYSE’s rulemaking activities and will comply with their rules and regulations to the extent applicable.

There have been no material changes in the Trust’s critical accounting policies or significant accounting estimates during the three months ended April 30, 2024. For a complete description of the Trust’s significant accounting policies, please see Note 2 to the financial statements included in the Trust’s Annual Report on Form 10-K for the year ended January 31, 2024 (filed April 24, 2024).

Certain Tax Information

The Trust is not taxable as a corporation for federal or state income tax purposes and is instead qualified as a nontaxable grantor trust. Since the Trust’s inception, all net taxable income is annually attributable directly to Unitholders for tax purposes regardless of whether the income is distributed or retained by the Trust in its reserve account. As such, in lieu of the Trust paying income taxes, Unitholders report their pro rata share of the various items of Trust income and deductions on their income tax returns. This reporting is required whether or not the earnings of the Trust are distributed as to Unitholders. During calendar year 2021, any funds retained to increase the Trust’s unallocated reserve, which were derived from reportable royalty income, will nonetheless become taxable as reportable income to Unitholders, depending on each individual’s personal tax situation. Information regarding the background on the changes in the Trust’s unallocated reserve is described above under “Results of Operations — Comparison of Unallocated Reserve as of April 30, 2024, April 30, 2023 and January 31, 2024” beginning on page 14. Unitholders are encouraged to consult with their own tax advisors to plan for any financial impact related to this and to review their personal tax situations related to investing in, holding or selling units of beneficial interest in Mesabi Trust.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

As previously announced, on October 14, 2022, Mesabi Trust initiated arbitration against Northshore and its parent company Cliffs, (jointly, the “Operator”), the lessee/operator of the leased lands. The arbitration proceeding was commenced with the American Arbitration Association (“AAA”). The Trust seeks an award of damages relating to the Operator’s underpayment of royalties in 2020, 2021 and the first four months of 2022 by virtue of the Operator’s failure to use the highest price arms’-length iron ore pellet sale from the preceding four quarters in pricing internal production during the fourth quarter of 2020 through the first four months of 2022. The Trust also seeks declaratory relief related to the Trust’s entitlement to certain documentation and to the time the Operator’s royalty obligation accrues. During 2023, the parties appointed a three-member arbitration panel and engaged in discovery. The AAA evidentiary hearing took place in March 2024. Post-hearing briefs were exchanged in May 2024. Post-hearing oral argument will take place in June 2024.

Item 1A. Risk Factors

There have been no material changes in the Trust’s risk factors as described in “Risk Factors” set forth on pages 4 through 17 of Mesabi Trust’s Annual Report on Form 10-K for the fiscal year-ended January 31, 2024 (filed April 24, 2024).

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Mine Safety and Health Administration Safety Data. Pursuant to §1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, Cliffs started reporting information related to certain mine safety results at Northshore. This information is available in Part II, Item 4 of Cliffs’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, filed with the SEC on April 26, 2024.

Item 6. Exhibits.

(a)Exhibits

The following exhibits are being filed or furnished with this Quarterly Report on Form 10-Q:

Exhibit No.	Exhibit	Filing Method

31	Certification of Corporate Trustee of Mesabi Trust pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certification of Corporate Trustee of Mesabi Trust pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

99.1	Report of Boulay PLLP, dated June 13, 2024 regarding its review of the unaudited interim financial statements of Mesabi Trust as of and for the three months ended April 30, 2024	Filed herewith

101	Inline XBRL Instance Document	Filed herewith

104	Cover Page Interactive Data File	Embedded within the Inline XBRL document and contained in Exhibit 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MESABI TRUST
(Registrant)

	By:	DEUTSCHE BANK TRUST COMPANY AMERICAS
Corporate Trustee
Principal Administrative Officer and duly authorized signatory:*

June 13, 2024		By:	/s/ Sebastian Hidalgo
Name: Sebastian Hidalgo*
Title: Assistant Vice President

* There are no principal executive officers or principal financial officers of the registrant.