Form 10-Q
period 2024-07-31
MESABI TRUST
filed 2024-09-05
CIK 65172

h

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2024

or

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

As of September 5, 2024, there were 13,120,010 Units of Beneficial Interest in Mesabi Trust outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements. (Note 1)

Mesabi Trust

Condensed Statements of Income

Three and Six Months Ended July 31, 2024 and 2023

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2024	2023	2024	2023
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
A. Condensed Statements of Income

Revenues
Royalty income	$6,254,719	$9,730,596	$12,265,326	$11,441,912
Interest	235,190	158,645	475,154	296,178

Total revenues	6,489,909	9,889,241	12,740,480	11,738,090

Expenses	1,092,015	705,901	3,858,802	1,531,611

Net income	$5,397,894	$9,183,340	$8,881,678	$10,206,479

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING
Number of units outstanding	13,120,010	13,120,010	13,120,010	13,120,010

Net income per unit (Note 2)	$0.4114	$0.6999	$0.6770	$0.7779

Distributions declared per unit (Note 4)	$0.3000	$-	$0.5900	$-

See Notes to Condensed Financial Statements.

Mesabi Trust

Condensed Balance Sheets

July 31, 2024 and January 31, 2024

	July 31, 2024	January 31, 2024
	(unaudited)
B. Condensed Balance Sheets

Assets

Cash and cash equivalents	$21,631,129	$23,980,448
Accrued income receivable	2,584,690	1,960,358
Contract asset	1,740,232	451,896
Prepaid expenses	292,676	297,647
Current assets	26,248,727	26,690,349

Fixed property, including intangibles, at nominal values
Assignments of leased property

Amended assignment of Peters Lease	1	1

Assignment of Cloquet Leases	1	1

Certificate of beneficial interest for 13,120,010 units of Land Trust	1	1
	3	3

Total assets	$26,248,730	$26,690,352

Liabilities, Unallocated Reserve And Trust Corpus

Distribution payable	$3,936,003	$4,854,404
Accrued expenses	196,709	860,802
Total liabilities	4,132,712	5,715,206

Unallocated reserve	22,116,015	20,975,143

Trust corpus	3	3

Total liabilities, unallocated reserve and trust corpus	$26,248,730	$26,690,352

See Notes to Condensed Financial Statements.

Mesabi Trust

Condensed Statements of Cash Flows

Six Months Ended July 31, 2024 and 2023

	Six Months Ended
	July 31,
	2024	2023
	(unaudited)	(unaudited)
C. Condensed Statements of Cash Flows

Operating activities
Royalties received	$10,385,169	$5,321,510
Interest received	442,643	295,745
Expenses paid	(4,517,924)	(1,832,846)

Net cash from operating activities	6,309,888	3,784,409

Financing activity
Distributions to unitholders	(8,659,207)	—

Net change in cash and cash equivalents	(2,349,319)	3,784,409

Cash and cash equivalents, beginning of period	23,980,448	13,966,500

Cash and cash equivalents, end of period	$21,631,129	$17,750,909

Reconciliation of net income to net cash from operating activities

Net income	$8,881,678	$10,206,479
Increase in accrued income receivable	(624,332)	(1,789,038)
Increase in contract asset	(1,288,336)	(2,033,676)
Decrease (increase) in prepaid expense	4,971	(176,709)
Decrease in accrued expenses	(664,093)	(124,526)
Decrease in contract liability	—	(2,298,121)

Net cash from operating activities	$6,309,888	$3,784,409

Non cash financing activity

Distributions declared and payable	$3,936,003	$—

See Notes to Condensed Financial Statements.

Mesabi Trust

Notes to Condensed Financial Statements

July 31, 2024 (Unaudited)

Note 1.  The condensed financial statements and notes to the condensed financial statements of Mesabi Trust (the “Trust”) included herein have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Trustees of Mesabi Trust (the “Trustees”), all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the results of operations for the three and six months ended July 31, 2024 and 2023, (b) the financial position as of July 31, 2024 and (c) the cash flows for the six months ended July 31, 2024 and 2023, have been made. For further information, refer to the financial statements and footnotes included in Mesabi Trust’s Annual Report on Form 10-K for the year ended January 31, 2024.

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

Disaggregation of Revenues

The following table represents a disaggregation of revenue for the three and six months ended July 31, 2024 and July 31, 2023.

	Three Months Ended July 31,
	2024	2023
Base overriding royalties	$3,564,067	$5,373,668
Bonus royalties	2,546,664	4,090,094
Fee royalties	143,988	266,834
Total royalty income	$6,254,719	$9,730,596

	Six Months Ended July 31,
	2024	2023
Base overriding royalties	$6,981,711	$6,335,466
Bonus royalties	4,996,797	4,797,934
Fee royalties	286,818	308,512
Total royalty income	$12,265,326	$11,441,912

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

On May 1, 2022, Cliffs idled NMC, and the idle continued until April 2023. On April 25, 2023, Cliff's announced a partial restart of some operations at NMC and that Cliffs would continue to treat NMC as a swing operation.

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

Contract asset and contract liability

The contract asset and contract liability are presented net in the accompanying balance sheets as both the contract asset and contract liability are derived from one customer contract. A net contract asset in the amount of $1,740,232 is reflected on the Balance Sheet as of July 31, 2024. The net contract asset is made up of a contract asset in the amount of $1,740,232 and no contract liability. As of January 31, 2024, the Trust recorded a net contract asset in the amount of $451,896, made up of a contract asset of $451,896 and no contract liability. The contract asset relates to variable consideration for base overriding royalties that occurs as a result of escalating base overriding royalty rates earned as thresholds for tons of ore shipped are reached, as described in the base overriding royalties section above. The recorded contract asset represents the additional revenue earned based on the estimated annual royalty rate compared to the effective contracted rate for tons shipped during the period. The contract asset is not available for distribution to the Unitholders until the applicable royalties are actually received by the Trust.

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

Note 4.  On July 12, 2024, the Trustees declared a distribution of $0.30 per Unit of Beneficial Interest payable on August 20, 2024 to Mesabi Trust Unitholders of record at the close of business on July 30, 2024. The declared distribution of $3,936,003 is recorded as a distribution payable on the Consolidated Balance Sheet for the quarter ended July 31, 2024 (unaudited) as compared to no distribution payable per Unit of Beneficial Interest for the quarter ended July 31, 2023.

On July 30, 2024, the Trustees received the quarterly royalty report of iron ore production and shipment during the calendar quarter ended June 30, 2024 from Cliffs.

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

As of July 31, 2024 and January 31, 2024, the unallocated cash and cash equivalents portion of the Trust’s Unallocated Reserve was comprised of the following components. Cash equivalents consists of U.S. government securities with maturities of 3 months or less as of the date of acquisition by the Trust.

	July 31, 2024	January 31, 2024
Cash and cash equivalents	$21,631,129	$23,980,448
Distribution payable	(3,936,003)	(4,854,404)

Unallocated cash and cash equivalents	$17,695,126	$19,126,044

A reconciliation of the Trust’s Unallocated Reserve and Trust Corpus for the three and six months ended July 31, 2024 and 2023 is as follows:

	Unallocated	Trust
	Reserve	Corpus	Total
Balances as of January 31, 2024	$20,975,143	$3	$20,975,146

Net income	8,881,678	—	8,881,678
Distributions declared - $0.5900 per unit	(7,740,806)	—	(7,740,806)

Balances as of July 31, 2024	$22,116,015	$3	$22,116,018

	Unallocated	Trust
	Reserve	Corpus	Total
Balances as of April 30, 2024	$20,654,125	$3	$20,654,128

Net income	5,397,894	—	5,397,894
Distributions declared - $0.3000 per unit	(3,936,004)	—	(3,936,004)

Balances as of July 31, 2024	$22,116,015	$3	$22,116,018

	Unallocated	Trust
	Reserve	Corpus	Total
Balances as of January 31, 2023	$11,438,214	$3	$11,438,217

Net income	10,206,479	—	10,206,479
Distributions declared - $0.0000 per unit	—	—	—

Balances as of July 31, 2023	$21,644,693	$3	$21,644,696

	Unallocated	Trust
	Reserve	Corpus	Total
Balances as of April 30, 2023	$12,461,353	$3	$12,461,356

Net loss	9,183,340	—	9,183,340
Distributions declared - $0.00 per unit	—	—	—

Balances as of July 31, 2023	$21,644,693	$3	$21,644,696

Item 2. Trustees’ Discussion and Analysis of Financial Condition and Results of Operations.

This discussion should be read in conjunction with the condensed financial statements and notes presented in this Quarterly Report on Form 10-Q and the financial statements and notes in the last filed Annual Report on Form 10-K for the year ended January 31, 2024 for a full understanding of Mesabi Trust’s financial position and results of operations for the three and six months ended July 31, 2024.

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

The Trustees do not intend to expand their responsibilities beyond those permitted or required by the Agreement of Trust, as amended by the Amendment to the Agreement of Trust dated October 25, 1982 (the “Agreement of Trust”), and those required under applicable law. Mesabi Trust has no employees, but it engages independent consultants to assist the Trustees in, among other things, monitoring the volume and sales prices of iron ore products shipped, based on information supplied to the Trustees by Northshore, the lessee/operator of the lands leased under the Peters Lease and Cloquet Lease (the “Peters Lease Lands” and “Cloquet Lease Lands,” respectively) and the 20% fee interest of certain lands that are particularly described in, and subject to a mining lease under, the Peters Lease (the “Mesabi Fee Lands,” and together with the Peters Lease Lands and Cloquet Lease Lands, the “Mesabi Trust Lands”), and its parent company, Cliffs. References to Northshore or NMC in this quarterly report, unless the context requires otherwise, are applicable to Cliffs as well.

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

In order to calculate the royalties owed by Northshore to Mesabi Trust, the Royalty Agreement requires that Northshore make sales of iron ore products to third parties on an arm’s-length basis without regard to any other business relationship between Northshore and the third-party buyer of the iron ore products. In order to calculate royalties on less than arm’s-length sales (including sales from Northshore to Cliffs’ corporate affiliates), the Royalty Agreement requires reference to the highest contract price obtained by Northshore in the preceding four calendar quarters in a sale to a buyer not affiliated with Northshore and made on an arms’-length basis without regard to any other business relationship. Since Cliffs’ acquisition of ArcelorMittal USA in late-2020, and accelerating after Cliffs’ Toledo HBI plant came online in mid-2021, Northshore has increased the proportion of iron ore mined from the Mesabi Trust Lands that it sells to Cliffs’ corporate affiliates and decreased the proportion of such iron ore that it sells to third parties in arms’-length transactions. Cliffs’ public statements beginning in third quarter of 2021 have indicated that Cliffs will be limiting the tonnage of iron ore pellets that it sells to third parties from all of its mines, and particularly Northshore. The current Cliffs’ Royalty Report dated July 30, 2024 reported two low-volume sale transactions of iron ore pellets to a single third-party customer, one in May 2024 and one in June 2024. These two sale transactions are the only reported third-party pellet sales transactions since Cliffs’ July 28, 2023 quarterly royalty report when it reported two low-volume sales transactions to the same third-party customer in June 2023. The Trustees are continuing due diligence review of these transactions to evaluate whether such transactions meet the requirements of the Royalty Agreement. See “Risk Factors --- Risks Related to Pass – Through Trust Structure of Mesabi Trust – – The limited or lack of arms’-length third-party sales of iron ore pellets (processed at Northshore using Mesabi Trust’s iron ore) by Cliffs could lead to uncertainty under the Royalty Agreement with respect to the calculation of royalties, which could in turn result in potential disputes regarding the amount of royalties owed to the Trust,” as set forth on page 6 of Mesabi Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 2024 (filed April 24, 2024).

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

Results of Operations

Comparison of Iron Ore Pellet Production and Shipments for the Three and Six Months Ended July 31, 2024 and July 31, 2023

As shown in the table below, during the three months ended July 31, 2024, production and shipments of iron ore pellets at Northshore from Mesabi Trust Lands both totaled 974,532 tons. By comparison, pellet production and shipments for the comparable period in 2023 were both 1,049,281 tons. The decrease in production and shipments is attributable to lower demand from Northshore’s customers as compared to the prior comparable period. For the three months ended July 31, 2024, 100% of shipments originated from Trust lands.

	Pellets Produced from	Pellets Shipped from
	Trust Lands	Trust Lands
Three Months Ended	(Tons)	(Tons)
July 31, 2024	974,532	974,532
July 31, 2023	1,049,281	1,049,281

As shown in the table below, during the six months ended July 31, 2024, production and shipments of iron ore pellets at Northshore from Mesabi Trust Lands both totaled 1,953,030 tons. By comparison, pellet production and shipments for the comparable period in 2023 were both 1,204,581 tons. The increase in production and shipments is attributable to two full quarters of operations of Northshore’s facility during the six months ended July 31, 2024 as compared to the six months ended July 31, 2023, when Northshore’s facilities were idled until late April. For the six months ended July 31, 2024, 100% of shipments originated from Trust lands.

	Pellets Produced from	Pellets Shipped from
	Trust Lands	Trust Lands
Six Months Ended	(Tons)	(Tons)
July 31, 2024	1,953,030	1,953,030
July 31, 2023	1,204,581	1,204,581

Comparison of Royalty Income for the Three and Six Months Ended July 31, 2024 and July 31, 2023

As reflected in the table below, the Trust’s total royalty income for the three months ended July 31, 2024 decreased by $3,475,877 to $6,254,719 as compared to the three months ended July 31, 2023. The decrease in total royalty income is attributable to a decrease in both pricing and shipments of iron ore during the three months ended July 31, 2024 as compared to the three months ended July 31, 2023.

The table below shows that the base overriding royalties decreased $1,809,601 and the bonus royalties decreased by $1,543,430 for the three months ended July 31, 2024, as compared to the three months ended July 31, 2023. Fee royalties decreased by $122,846 over the same period. The decrease in the base overriding royalties, bonus royalties and fee royalties is attributable to a decrease in both pricing and shipments of iron ore during the three months ended July 31, 2024 as compared to the three months ended July 31, 2023.

The table below summarizes the components of Mesabi Trust’s total royalty income for the three months ended July 31, 2024 and July 31, 2023, respectively:

	Three Months Ended July 31,
	2024	2023
Base overriding royalties	$3,564,067	$5,373,668
Bonus royalties	2,546,664	4,090,094
Fee royalties	143,988	266,834
Total royalty income	$6,254,719	$9,730,596

As reflected in the table below, the Trust’s total royalty income for the six months ended July 31, 2024 increased by $823,414 to $12,265,326 as compared to the six months ended July 31, 2023. The increase in royalty income is attributable to two full quarters of operations of Northshore’s facility during the six months ended July 31, 2024, as compared to the six months ended July 31, 2023, when Northshore’s facilities were idled until late April.

The table below shows that the base overriding royalties increased $646,245 and the bonus royalties increased by $198,863 for the six months ended July 31, 2024, as compared to the six months ended July 31, 2023. Fee royalties decreased by $21,694 over the same period. The increase in the base overriding royalties and bonus royalties is attributable to two full quarters of operations of Northshore’s facility during the six months ended July 31, 2024, as compared to the six months ended July 31, 2023, when

Northshore’s facilities were idled until late April. The decrease in the fee royalties is attributable to a decrease in the royalty rate paid during the six months ended July 31, 2024 as compared to the six months ended July 31, 2023.

The table below summarizes the components of Mesabi Trust’s total royalty income for the six months ended July 31, 2024 and July 31, 2023, respectively:

	Six Months Ended July 31,
	2024	2023
Base overriding royalties	$6,981,711	$6,335,466
Bonus royalties	4,996,797	4,797,934
Fee royalties	286,818	308,512
Total royalty income	$12,265,326	$11,441,912

Comparison of Net Income, Expenses and Distributions for the Three and Six Months Ended July 31, 2024 and July 31, 2023

Net income for the three months ended July 31, 2024 was $5,397,894, a decrease of $3,785,446 as compared to the three months ended July 31, 2023. The decrease in net income for the three months ended July 31, 2024 is primarily attributable to a decrease in royalty income which is attributable to a decrease in pricing and shipments of iron ore compared to the three months ended July 31, 2023. In addition, the Trust’s expenses for the three months ended July 31, 2024 were $1,092,015, an increase of $386,114 compared to the expenses for the three months ended July 31, 2023. The increase in expenses was primarily attributable to an increase in legal fees and expenses incurred for the three months ended July 31, 2024 (mostly related to the pending arbitration), as compared to the prior comparable period. The table below summarizes the Trust’s income and expenses for the three months ended July 31, 2024 and July 31, 2023, respectively.

	Three Months Ended July 31,
	2024	2023
Total royalty income	$6,254,719	$9,730,596
Interest income	235,190	158,645
Total revenues	6,489,909	9,889,241
Expenses	1,092,015	705,901
Net income	$5,397,894	$9,183,340

Net income for the six months ended July 31, 2024 was $8,881,678, a decrease of $1,324,801 as compared to the six months ended July 31, 2023. The decrease in net income for the six months ended July 31, 2024 is attributable to an increase in expenses. The Trust’s expenses for the six months ended July 31, 2024 were $3,858,802, an increase of $2,327,191 compared to the expenses for the six months ended July 31, 2023. The increase in expenses was primarily attributable to an increase in legal fees and expenses incurred for the six months ended July 31, 2024 (mostly related to the pending arbitration), as compared to the prior comparable period. The table below summarizes the Trust’s income and expenses for the six months ended July 31, 2024 and July 31, 2023, respectively.

	Six Months Ended July 31,
	2024	2023
Total royalty income	$12,265,326	$11,441,912
Interest income	475,154	296,178
Total revenues	12,740,480	11,738,090
Expenses	3,858,802	1,531,611
Net income	$8,881,678	$10,206,479

As presented on the “Trust’s Condensed Statements of Operations” on page 3 of this quarterly report, the Trust’s net income per unit decreased $0.2885 per unit to $0.4114 per unit for the fiscal quarter ended July 31, 2024 as compared to the fiscal quarter ended July 31, 2023. On July 12, 2024, the Trust declared a distribution of $0.30 per unit payable on August 20, 2024 to Unitholders of record on July 30, 2024. Comparatively, the Trust declared no distribution during the quarter ended July 31, 2023. During the six months ended July 31, 2024 and July 31, 2023, the Trust declared distributions totaling $0.59 per unit to Unitholders of record and $0.00, respectively.

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

Comparison of Unallocated Reserve as of July 31, 2024, July 31, 2023 and January 31, 2024

As set forth in the table below, Unallocated Reserve increased from $21,644,693 as of July 31, 2023 to $22,116,015 as of July 31, 2024. The increase in Unallocated Reserve as of July 31, 2024, as compared to July 31, 2023, is primarily the result of an increase in accrued income receivable, offset by a decrease in contract asset. The increase in the accrued income receivable portion of the Unallocated Reserve is attributable to an increase in pricing and shipments in the last month of the fiscal quarter ended July 31, 2024 as compared to the prior comparable period. The decrease in the contract asset portion of the Unallocated Reserve is attributable to a decrease in estimated variable consideration calendar year-to-date through July 31, 2024 as compared to the prior comparable period. See “Note 2” for further discussion of contract asset and contract liability.

	July 31,		% increase
	2024	2023	(decrease)
Accrued Income Receivable	$2,584,690	$1,812,600	42.6%
Contract Asset	1,740,232	2,033,676	(14.4)%
Unallocated Cash and Cash Equivalents	17,695,126	17,750,909	(0.3)%
Prepaid Expenses, net	95,967	47,508	102.0%
Unallocated Reserve	$22,116,015	$21,644,693	2.2%

The Trust’s Unallocated Reserve as of July 31, 2024 increased by $1,140,872 to $22,116,015, as compared to the fiscal year ended January 31, 2024. The increase in the Unallocated Reserve as of July 31, 2024, as compared to January 31, 2024, is the result of an increase in the contract asset and accrued income receivable and a decrease in accrued expenses, offset by a decrease in unallocated cash and cash equivalents. The increase in the contract asset portion of the Unallocated Reserve is attributable to estimates of variable considerations related to the shipments calendar year-to-date through July 31, 2024, as compared to only one month of shipments for the quarter ended January 31, 2024. See “Note 2” for further discussion of contract asset and contract liability. The increase in the accrued income receivable portion of the Unallocated Reserve is attributable to an increase in pricing in the last month of the fiscal quarter ended July 31, 2024 as compared to the last month of the fiscal year ended January 31, 2024. The decrease in the unallocated cash and cash equivalents portion of the Unallocated Reserve is attributable to a decrease of royalties received in the last month of the fiscal quarter ended July 31, 2024 compared to royalties received in the last month of the fiscal year ended January 31, 2024. The decrease in accrued expenses of the Unallocated Reserve is attributable to a decrease in legal fees in the last month of the fiscal quarter ended July 31, 2024 as compared to the last month of the fiscal year ended January 31, 2024.

			% increase
	July 31, 2024	January 31, 2024	(decrease)
Accrued Income Receivable	$2,584,690	$1,960,358	31.8%
Contract Asset	1,740,232	451,896	285.1%
Unallocated Cash and Cash Equivalents	17,695,126	19,126,044	(7.5)%
Prepaid Expenses and (Accrued Expenses), net	95,967	(563,155)	(117.0)%
Unallocated Reserve	$22,116,015	$20,975,143	5.4%

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

Recent Developments

Receipt of Quarterly Royalty Report and Royalty Payment f rom Cliffs

On July 30, 2024, Cliffs, the parent company of Northshore, sent the Trustees of Mesabi Trust the quarterly royalty report of iron ore shipments out of Silver Bay, Minnesota during the calendar quarter ended June 30, 2024 (the “Royalty Report”).

As Cliffs reported to Mesabi Trust in the Royalty Report, Cliffs credited Mesabi Trust with a base royalty of $2,783,747 based on shipments of iron ore products by Northshore during the three months ended June 30, 2024. For the three months ended June 30, 2024, Cliffs also credited Mesabi Trust with a bonus royalty in the amount of $2,386,069. Cliffs reported that no adjustments were made in the second quarter. In addition, a royalty payment of $155,706 was paid to the Mesabi Land Trust. Accordingly, the total royalty payments Cliffs made to Mesabi Trust on July 30, 2024 were $5,325,522.

The royalties paid to Mesabi Trust are based on the volume of iron ore pellets and other products produced or shipped during the quarter and the year to date, the pricing of iron ore product sales, and the percentage of iron ore pellet production and shipments from Mesabi Trust lands rather than from non-Mesabi Trust lands. In the second calendar quarter of 2024, Cliffs credited Mesabi Trust with 949,718 tons of iron ore shipped, as compared to 886,301 tons shipped or produced during the second calendar quarter of 2023. The current Royalty Report reported two low-volume sale transactions of iron ore pellets to a single third-party customer, one in May 2024 and one in June 2024. These two sale transactions are the only reported third-party pellet sales transactions since Cliffs’ July 28, 2023 quarterly royalty report when it reported two low-volume sales transactions to the same third-party customer in June 2023. The Trust is continuing to review and evaluate whether these transactions meet the requirements of the royalty agreement.

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

Cliffs has not provided the Trustees of Mesabi Trust with any specific updates concerning Cliffs’ plans with respect to Northshore iron ore operations. The last reported Cliffs’ public announcements made in April 2023 included that Northshore was then being partially restarted and would be run at less than full capacity for the remainder of 2023, and that Cliffs would continue to treat Northshore as a swing operation. With respect to calendar year 2024, Northshore has not advised Mesabi Trust of its expected shipments of iron ore products, or what percentage of 2024 shipments will be from Mesabi Trust iron ore.

Trust’s Prior Announcement of a Thirty Cents Distribution

On July 12, 2024, Mesabi Trust issued a press release announcing that the Trustees of Mesabi Trust declared a distribution of thirty cents ($0.30) per Unit of Beneficial Interest payable on August 20, 2024 to Mesabi Trust Unitholders of record at the close of business on July 30, 2024.

The Trustees’ recent announcement of a thirty cents ($0.30) per Unit distribution, as compared to no distribution announced by the Trust at the same time last year, is primarily attributable to the increase in the total royalties received by the Trust in April 2024, as compared to the total royalties received by the Trust in April 2023. In particular, the Trust’s receipt of total royalty payments of $5,059,648 on April 30, 2024 from Cliffs, the parent company of Northshore, was higher than the total royalty payments of zero dollars ($0.00) received by the Trust from Cliffs in April 2023, which resulted from the idling of Northshore operations from May 2022 until the restart of operations in April 2023.

The distribution announced on July 12, 2024 also reflects that, until July 30, 2023, the Trust had received no royalties in the Trust’s three fiscal quarters prior to July 2023, as well as the current continuing uncertainties related to previous announcements by

Cliffs about its intention to continue to treat Northshore as a swing operation. Accordingly, the Trustees’ distribution announcement also reflects their determination to maintain an appropriate level of reserves in order to make adequate provision to meet current and future expenses and present and future liabilities (whether fixed or contingent) that may arise in the future.

The Trustees’ distribution announcement July 12, 2024 also accounts for numerous other factors, including uncertainties resulting from Cliffs’ prior announcements to increase the use of scrap iron in its vertical supply chain planning, the potential volatility in the iron ore and steel industries generally, national and global economic uncertainties, the cost and expense related to the Trust’s pending arbitration against Northshore and Cliffs, and further potential disturbances from global unrest.

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

Neither Mesabi Trust nor the Trustees have any control over the operations and activities of Northshore, except within the framework of the Royalty Agreement. Cliffs alone controls (i) historical operating data, including iron ore production volumes, decisions to reduce or idle the Northshore plant and mining operations, marketing of iron ore products, operating and capital expenditures as they relate to Northshore, environmental and other liabilities and the effects of regulatory changes; (ii) plans for Northshore’s future operating and capital expenditures; (iii) geological data relating to ore reserves; (iv) projected production of iron ore products; (v) contracts between Cliffs and Northshore with their customers; and (vi) the decision to mine off Mesabi Trust and/or state lands, based on Cliffs’ current mining and engineering plan. The Trustees do not exert any influence over mining operational decisions at Northshore, nor do the Trustees provide any input regarding the ore reserve estimated at Northshore as reported by Cliffs. While the Trustees request relevant information from Cliffs and Northshore in accordance with the Royalty Agreement for use in periodic reports as part of their evaluation of Mesabi Trust’s disclosure controls and procedures, the Trustees do not control this information and they rely on the information in Cliffs’ periodic and current filings with the SEC to provide accurate and timely information in Mesabi Trust’s reports filed with the SEC.

In accordance with the Agreement of Trust, the Trustees are entitled to, and in fact do, rely upon certain experts in good faith, including (i) the independent consultants with respect to monthly production and shipment reports, which include figures on crude ore production and iron ore pellet shipments, and discussions concerning the condition and accuracy of the scales and plans regarding the development of Mesabi Trust’s mining property; and (ii) the accounting firm they have contracted with for non-audit services, including reviews of financial data related to shipping and sales reports provided by Northshore and a review of the schedule of leasehold royalties payable to Mesabi Trust.

For a discussion of additional factors, including but not limited to those that could adversely affect Mesabi Trust’s actual results and performance, see “Risk Factors” set forth on pages 4 through 17 of Mesabi Trust’s Annual Report on Form 10-K for the fiscal year-ended January 31, 2024 (filed April 24, 2024).

Iron Ore Pricing and Contract Adjustments

Cliffs has recently disclosed that marketing and selling iron ore pellets to third party customers in arms-length transactions is no longer a core aspect of Northshore’s business. Historically, when Cliffs produced iron ore for arms’-length sales to third-party customers, some portion of the royalties Cliffs paid to Mesabi Trust were based in part on estimated prices for certain iron ore products sold under some of Cliffs’ customer contracts. Mesabi Trust is not a party to any of the Cliffs’ customer contracts. Generally, prices in some of such contracts were subject to interim and final pricing adjustments, which can be positive or negative, and which adjustments are dependent in part on a variety of price and inflation index factors, including but not limited to various benchmark pellet prices, hot band steel prices and various Producer Price Indexes. Although Northshore makes interim adjustments to the royalty payments on a quarterly basis, these price adjustments typically were not finalized until after the end of a contract year. In such circumstances, significant and frequent variations in royalties paid to the Trust could result. Iron ore products that are sold internally to Cliffs’ affiliates do not include such contract adjustment provisions.

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

There have been no material changes in the Trust’s critical accounting policies or significant accounting estimates during the three months ended July 31, 2024. For a complete description of the Trust’s significant accounting policies, please see Note 2 to the financial statements included in the Trust’s Annual Report on Form 10-K for the year ended January 31, 2024 (filed April 24, 2024).

Certain Tax Information

The Trust is not taxable as a corporation for federal or state income tax purposes and is instead qualified as a nontaxable grantor trust. Since the Trust’s inception, all net taxable income is annually attributable directly to Unitholders for tax purposes regardless of whether the income is distributed or retained by the Trust in its reserve account. As such, in lieu of the Trust paying income taxes, Unitholders report their pro rata share of the various items of Trust income and deductions on their income tax returns. This reporting is required whether or not the earnings of the Trust are distributed as to Unitholders. During calendar year 2021, any funds retained to increase the Trust’s unallocated reserve, which were derived from reportable royalty income, will nonetheless become taxable as reportable income to Unitholders, depending on each individual’s personal tax situation. Information regarding the background on the changes in the Trust’s unallocated reserve is described above under “Results of Operations — Comparison of Unallocated Reserve as of July 31, 2024, July 31, 2023 and January 31, 2024” beginning on page 14. Unitholders are encouraged to consult with their own tax advisors to plan for any financial impact related to this and to review their personal tax situations related to investing in, holding or selling units of beneficial interest in Mesabi Trust.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

As previously announced, Mesabi Trust initiated arbitration against Northshore and its parent company Cliffs, (jointly, the “Operator”), the lessee/operator of the leased lands, on October 14, 2022. The arbitration proceeding was commenced with the American Arbitration Association (“AAA”). The Trust seeks an award of damages relating to the Operator’s underpayment of royalties in 2020, 2021 and the first four months of 2022 by virtue of the Operator’s failure to use the highest price arms’-length iron ore pellet sale from the preceding four quarters in pricing internal production during the fourth quarter of 2020 through the first four months of 2022.

The Trust also seeks declaratory relief related to the Trust’s entitlement to certain documentation and to the time the Operator’s royalty obligation accrues. During 2023, the parties appointed a three-member arbitration panel and engaged in discovery. The AAA evidentiary hearing took place in March 2024. Post-hearing briefs were exchanged in May 2024. Post-hearing oral arguments and final submissions were concluded in June 2024.

Item 1A. Risk Factors

The following Risk Factor supplements the Trust’s Risk Factors as described in “Risk Factors” as set forth in pages 4 to 17 of Mesabi Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 2024 (filed April 24, 2024).

The limited or lack of arms’-length third-party sales of iron ore products (processed at Northshore using Mesabi Trust iron ore) by Cliffs could lead to uncertainty under the Royalty Agreement with respect to the calculation of royalties, which could in turn result in potential disputes regarding the amount of royalties owed to the Trust.

In order to calculate the royalties owed by Northshore to the Trust, the 1989 Royalty Agreement requires that Northshore make sales of iron ore products to third parties on an arms’-length basis without regard to any other business relationship between Northshore and the third-party buyer of the iron ore products. In order to calculate royalties on less than arms’-length sales (including sales from Northshore to Cliffs’ corporate affiliates), the Royalty Agreement requires reference to the highest contract price obtained by Northshore in the preceding four calendar quarters in a sale to a buyer not affiliated with Northshore and made on an arms’-length basis. Since Cliffs’ acquisition of ArcelorMittal USA in late-2020, and accelerating after Cliffs’ Toledo HBI plant came online in mid-2021, Northshore has increased the proportion of iron ore mined from the Mesabi Trust Lands that it sells to Cliffs’ corporate affiliates and decreased the proportion of such iron ore that it sells to third parties in arms’-length transactions. Cliffs’ public statements beginning in October 2021 indicated that Cliffs will be limiting the tonnage of iron ore pellets that it sells to third parties from all of its mines, and particularly Northshore, which Cliffs idled from May 2022 to April 2023. Cliffs also said it will continue to run Northshore as a swing operation. For the twelve month period ended December 31, 2023, Cliffs reported to the Trust two low volume shipments of iron ore pellets (produced with iron ore principally mined from Mesabi Trust Lands) to a single third-party customer, which shipments together were much less than one typical boatload of iron ore normally shipped from Silver Bay in arms’-length third-party sale transactions. Cliffs’ quarterly royalty reports have used the highest price from those two transactions to set the price for royalty purposes for subsequent shipments intended for Cliffs’ affiliates’ internal consumption beginning in July 2023, subject to any newly reported arms’-length third-party customer sale transaction thereafter.

In Cliffs’ most recent quarterly royalty report of iron ore shipments out of Silver Bay, Minnesota during the quarter ended June 30, 2024 received by the Trust on July 30, 2024, Cliffs reported two new low volume shipments of iron ore pellets to a single third-party customer, one in May 2024 and one in June 2024. These two shipments are the only reported third-party pellet sales transactions since Cliffs’ July 28, 2023 quarterly royalty report in which Cliffs reported two low volume sales transactions to the same single third-party customer in June 2023.

On May 20, 2024, Cliffs’ chief executive officer publicly commented during The Ryan Report, a news talk show hosted on an Upper Michigan regional news outlet, that while selling iron ore pellets is no longer “core” to Cliffs’ business, Cliffs is selling pellets to one customer currently, that there are other potential customers and that Cliffs will eventually sell iron ore pellets to additional third parties.

The Trust is continuing to evaluate whether such transactions meet the requirements of the Royalty Agreement. Without consistent arms’-length sales from Northshore to third parties, the calculation of royalties on iron ore that Northshore ships to Cliffs’ affiliates could be uncertain under the Royalty Agreement, which could in turn result in potential disputes regarding the amount of royalties owed to the Trust.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Mine Safety and Health Administration Safety Data. Pursuant to §1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, Cliffs started reporting information related to certain mine safety results at Northshore. This information is available in Part II, Item 4 of Cliffs’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, filed with the SEC on July 24, 2024.

Item 6. Exhibits.

(a)Exhibits

The following exhibits are being filed or furnished with this Quarterly Report on Form 10-Q:

Exhibit No.	Exhibit	Filing Method

31	Certification of Corporate Trustee of Mesabi Trust pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certification of Corporate Trustee of Mesabi Trust pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

99.1	Report of Boulay PLLP, dated September 5, 2024 regarding its review of the unaudited interim financial statements of Mesabi Trust as of and for the three and six months ended July 31, 2024	Filed herewith

101	Inline XBRL Instance Document	Filed herewith

104	Cover Page Interactive Data File	Embedded within the Inline XBRL document and contained in Exhibit 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MESABI TRUST
(Registrant)

	By:	DEUTSCHE BANK TRUST COMPANY AMERICAS
Corporate Trustee
Principal Administrative Officer and duly authorized signatory:*

September 5, 2024		By:	/s/ Chris Niesz
Name: Chris Niesz*
Title: Director

* There are no principal executive officers or principal financial officers of the registrant.