Form 10-Q
period 2024-10-31
MESABI TRUST
filed 2024-12-13
CIK 65172

h

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2024

or

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

As of December 11, 2024, there were 13,120,010 Units of Beneficial Interest in Mesabi Trust outstanding.

Forward-Looking Statements

Certain information included in this Quarterly Report on Form 10-Q contains, or incorporates by reference, not only historical information, but also “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934. All such forward-looking statements, including those statements regarding estimation of iron ore pellet production, shipments, pricing, royalties and other matters, are based on information from the lessee/operator (and its parent corporation) of the mine located on the lands owned and held in trust for the benefit of the holders of units of beneficial interest of Mesabi Trust (“Mesabi Trust” or the “Trust”). These statements may be identified by the use of forward-looking words, such as “may,” “will,” “could,” “project,” “predict,” “intend,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “should,” “assume,” “forecast” and other similar words. Such forward-looking statements are inherently subject to known and unknown risks and uncertainties. Actual results and future developments could differ materially from the results or developments expressed in or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, volatility of iron ore and steel prices, market supply and demand, competition, environmental hazards, health and safety conditions, regulation or government action, litigation, uncertainties about estimates of reserves, general adverse business and industry economic trends, uncertainties arising from war, terrorist events and other global events, higher or lower customer demand for steel and iron ore, decisions by mine operators regarding curtailments or idling production lines or entire plants, environmental compliance uncertainties, difficulties in obtaining and renewing necessary operating permits, higher imports of steel and iron ore substitutes, processing difficulties, consolidation and restructuring in the domestic steel market, market inputs tied to indexed price adjustment factors found in some Cliffs’ customer contracts resulting in future adjustments to royalties payable to Mesabi Trust, and other factors. Further, substantial portions of royalties earned by Mesabi Trust are based on estimated prices that are subject to interim and final adjustments, which can be positive or negative, and are dependent in part on multiple price and inflation index factors under agreements to which Mesabi Trust is not a party and that are not known until after the end of a contract year. It is possible that future negative price adjustments could partially or even completely offset royalties or royalty income that would otherwise be payable to the Trust in any particular quarter, or at year-end, thereby potentially reducing cash available for distribution to the Trust’s Unitholders (as defined below) in future quarters.

For a discussion of the factors, including without limitation, those that could materially and adversely affect Mesabi Trust’s actual results and performance, see “Risk Factors” set forth on pages 4 through 17 of Mesabi Trust’s Annual Report for the fiscal year ended January 31, 2024, as updated by the “Risk Factors” on page 19 of Mesabi Trust’s Form 10-Q for the fiscal quarter ended July 31, 2024 (filed September 5, 2024). These risks and uncertainties are not exclusive and further information concerning the Trust, including factors that potentially could materially affect our operating results, financial condition or the market price of the Units, may emerge from time to time. Mesabi Trust undertakes no obligation, other than that imposed by law, to make any revisions to the forward-looking statements contained in this filing or to update them to reflect circumstances occurring after the date of this filing. We advise you, however, to consult any further disclosures we make on related subjects in our future Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K and Current Reports on Form 8-K that we file with or furnish to the Securities and Exchange Commission.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements. (Note 1)

Mesabi Trust

Condensed Statements of Income

Three and Nine Months Ended October 31, 2024 and 2023

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2024	2023	2024	2023
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
A. Condensed Statements of Income

Revenues
Royalty income	$7,348,366	$4,664,092	$19,613,693	$16,106,008
Arbitration award	71,185,029	—	71,185,029	—
Interest	468,445	231,974	943,600	528,152

Total revenues	79,001,840	4,896,066	91,742,322	16,634,160

Expenses	676,315	810,000	4,535,119	2,341,615

Net income	$78,325,525	$4,086,066	$87,207,203	$14,292,545

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING
Number of units outstanding	13,120,010	13,120,010	13,120,010	13,120,010

Net income per unit (Note 2)	$5.9699	$0.3114	$6.6469	$1.0894

Distributions declared per unit (Note 4)	$0.3900	$0.3500	$0.9800	$0.3500

See Notes to Condensed Financial Statements.

Mesabi Trust

Condensed Balance Sheets

October 31, 2024 and January 31, 2024

	October 31, 2024	January 31, 2024
	(unaudited)
B. Condensed Balance Sheets

Assets

Cash and cash equivalents	$95,910,149	$23,980,448
Accrued income receivable	3,883,400	1,960,358
Contract asset	669,276	451,896
Prepaid expenses	204,199	297,647
Current assets	100,667,024	26,690,349

Fixed property, including intangibles, at nominal values
Assignments of leased property

Amended assignment of Peters Lease	1	1

Assignment of Cloquet Leases	1	1

Certificate of beneficial interest for 13,120,010 units of Land Trust	1	1
	3	3

Total assets	$100,667,027	$26,690,352

Liabilities, Unallocated Reserve And Trust Corpus

Distribution payable	$5,116,804	$4,854,404
Accrued expenses	225,484	860,802
Total liabilities	5,342,288	5,715,206

Unallocated reserve	95,324,736	20,975,143

Trust corpus	3	3

Total liabilities, unallocated reserve and trust corpus	$100,667,027	$26,690,352

See Notes to Condensed Financial Statements.

Mesabi Trust

Condensed Statements of Cash Flows

Nine Months Ended October 31, 2024 and 2023

	Nine Months Ended
	October 31,
	2024	2023
	(unaudited)	(unaudited)
C. Condensed Statements of Cash Flows

Operating activities
Royalties received	$17,741,099	$10,987,764
Arbitration award	71,185,029	—
Interest received	675,772	484,310
Expenses paid	(5,076,989)	(2,525,859)

Net cash from operating activities	84,524,911	8,946,215

Financing activity
Distributions to unitholders	(12,595,210)	—

Net change in cash and cash equivalents	71,929,701	8,946,215

Cash and cash equivalents, beginning of period	23,980,448	13,966,500

Cash and cash equivalents, end of period	$95,910,149	$22,912,715

Reconciliation of net income to net cash from operating activities

Net income	$87,207,203	$14,292,545
Increase in accrued income receivable	(1,923,042)	(1,861,870)
Increase in contract asset	(217,380)	(1,002,095)
Decrease (increase) in prepaid expense	93,448	(85,524)
Decrease in accrued expenses	(635,318)	(98,720)
Decrease in contract liability	—	(2,298,121)

Net cash from operating activities	$84,524,911	$8,946,215

Non cash financing activity

Distributions declared and payable	$5,116,804	$4,592,003

See Notes to Condensed Financial Statements.

Mesabi Trust

Notes to Condensed Financial Statements

October 31, 2024 (Unaudited)

Note 1.  The condensed financial statements and notes to the condensed financial statements of Mesabi Trust (the “Trust”) included herein have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Trustees of Mesabi Trust (the “Trustees”), all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the results of operations for the three and nine months ended October 31, 2024 and 2023, (b) the financial position as of October 31, 2024 and (c) the cash flows for the nine months ended October 31, 2024 and 2023, have been made. For further information, refer to the financial statements and footnotes included in Mesabi Trust’s Annual Report on Form 10-K for the year ended January 31, 2024.

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

Disaggregation of Revenues

The following table represents a disaggregation of royalty revenue for the three and nine months ended October 31, 2024 and October 31, 2023.

	Three Months Ended October 31,
	2024	2023
Base overriding royalties	$4,150,083	$2,214,651
Bonus royalties	3,027,705	2,252,620
Fee royalties	170,578	196,821
Total royalty income	$7,348,366	$4,664,092

	Nine Months Ended October 31,
	2024	2023
Base overriding royalties	$11,131,795	$8,550,118
Bonus royalties	8,024,502	7,050,557
Fee royalties	457,396	505,333
Total royalty income	$19,613,693	$16,106,008

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

AAA Arbitration Final Award

As previously reported, on October 14, 2022, Mesabi Trust initiated arbitration against Northshore, the lessee/operator of the leased lands, and its parent, Cliffs, with the American Arbitration Association (“AAA”).  The Trust sought an award of damages relating to Cliffs’ and Northshore’s underpayment of royalties in 2020, 2021, and the first four months of 2022 by virtue of Cliffs’ and Northshore’s failure to use the highest priced arms’-length iron ore pellet sale from the preceding four quarters in pricing certain pellet shipments from 2020 through the first four months of 2022.  The Trust also sought declaratory relief related to the Trust’s entitlement to certain documentation and to the time when Cliffs’ and Northshore’s royalty obligations accrue.

The evidentiary hearing was completed before a panel of three arbitrators in March 2024 under the commercial rules of the AAA. Post-hearing briefs were exchanged in May 2024. Post-hearing oral arguments and final submissions were concluded in June 2024.  The Trust received the final award on September 6, 2024, which unanimously awarded the Trust damages in the amount of $59,799,977 for underpaid royalties in 2020, 2021 and the first four months of 2022, plus pre-award interest in the amount of $11,385,052, calculated at the rate of 10% simple interest per annum from the date of the initial demand through the date of the award.  Pursuant to the award, Cliffs and Northshore were required to pay the Trust the amounts specified in the Award by no later than October 6, 2024.  The Tribunal approved the parties’ stipulated Consent Award approving the Trust’s ongoing entitlement to certain documentation related to verifying royalty calculations.  The Tribunal denied the Trust’s request for declaratory relief regarding the time at which Cliffs’ and Northshore’s royalty obligations accrue.

Pursuant to the AAA tribunal’s unanimous final award dated September 6, 2024, Northshore and Cliffs paid Mesabi Trust $71,185,029 on October 4, 2024 as a final award, including interest.  This non-recurring revenue is reflected as “Arbitration Award” under “Revenues” on the Trust’s Condensed Statement of Income.

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

Contract asset and contract liability

The contract asset and contract liability are presented net in the accompanying balance sheets as both the contract asset and contract liability are derived from one customer contract. A net contract asset in the amount of $669,276 is reflected on the Balance Sheet as of October 31, 2024. The net contract asset is made up of a contract asset in the amount of $669,276 and no contract liability. As of January 31, 2024, the Trust recorded a net contract asset in the amount of $451,896, made up of a contract asset of $451,896 and no contract liability. The contract asset relates to variable consideration for base overriding royalties that occurs as a result of escalating base overriding royalty rates earned as thresholds for tons of ore shipped are reached, as described in the base overriding royalties section above. The recorded contract asset represents the additional revenue earned based on the estimated annual royalty rate compared to the effective contracted rate for tons shipped during the period. The contract asset is not available for distribution to the Unitholders until the applicable royalties are actually received by the Trust.

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

Note 4.  On October 17, 2024, the Trustees declared a distribution of $0.39 per Unit of Beneficial Interest payable on November 20, 2024 to Mesabi Trust Unitholders of record at the close of business on October 30, 2024. The declared distribution of $5,116,804 is recorded as a distribution payable on the Consolidated Balance Sheet for the quarter ended October 31, 2024 (unaudited) as compared to a distribution payable of $0.35 per Unit of Beneficial Interest for the quarter ended October 31, 2023.

On October 30, 2024, the Trustees received the quarterly royalty report of iron ore production and shipment during the calendar quarter ended September 30, 2024 from Cliffs. See “Recent Developments—Quarterly Royalty Report and Royalty Payment Received” as set forth on page 16 of this Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2024.

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

As of October 31, 2024 and January 31, 2024, the unallocated cash and cash equivalents portion of the Trust’s Unallocated Reserve was comprised of the following components. Cash equivalents consists of U.S. government securities with maturities of 3 months or less as of the date of acquisition by the Trust.

	October 31, 2024	January 31, 2024
Cash and cash equivalents	$95,910,149	$23,980,448
Distribution payable	(5,116,804)	(4,854,404)

Unallocated cash and cash equivalents	$90,793,345	$19,126,044

A reconciliation of the Trust’s Unallocated Reserve and Trust Corpus for the three and nine months ended October 31, 2024 and 2023 is as follows:

	Unallocated	Trust
	Reserve	Corpus	Total
Balances as of July 31, 2024	$22,116,015	$3	$22,116,018

Net income	78,325,525	—	78,325,525
Distributions declared - $0.3900 per unit	(5,116,804)	—	(5,116,804)

Balances as of October 31, 2024	$95,324,736	$3	$95,324,739

	Unallocated	Trust
	Reserve	Corpus	Total
Balances as of July 31, 2023	$21,644,693	$3	$21,644,696

Net income	4,086,066	—	4,086,066
Distributions declared - $0.3500 per unit	(4,592,003)	—	(4,592,003)

Balances as of October 31, 2023	$21,138,756	$3	$21,138,759

	Unallocated	Trust
	Reserve	Corpus	Total
Balances as of January 31, 2024	$20,975,143	$3	$20,975,146

Net income	87,207,203	—	87,207,203
Distributions declared - $0.9800 per unit	(12,857,610)	—	(12,857,610)

Balances as of October 31, 2024	$95,324,736	$3	$95,324,739

	Unallocated	Trust
	Reserve	Corpus	Total
Balances as of January 31, 2023	$11,438,214	$3	$11,438,217

Net income	14,292,545	—	14,292,545
Distributions declared - $0.3500 per unit	(4,592,003)	—	(4,592,003)

Balances as of October 31, 2023	$21,138,756	$3	$21,138,759

Item 2. Trustees’ Discussion and Analysis of Financial Condition and Results of Operations.

This discussion should be read in conjunction with the condensed financial statements and notes presented in this Quarterly Report on Form 10-Q and the financial statements and notes in the last filed Annual Report on Form 10-K for the year ended January 31, 2024 for a full understanding of Mesabi Trust’s financial position and results of operations for the three and nine months ended October 31, 2024.

All references in this discussion and in this Quarterly Report on Form 10-Q to iron ore products “shipped” or “shipments” shall include iron ore products that are actually shipped from Silver Bay, Minnesota and/or stockpiled for intercompany use that Cleveland Cliffs Inc. (“Cliffs”) has deemed shipped, as referenced by the parties to, and in accordance with, the Amended Assignment of Peters Lease. Following the outcome of the 2019 arbitration, Cliffs began accruing royalty payments to the Trust for both DR pellets and standard pellets to be sold for internal use at facilities owned by Cliffs or its subsidiaries. This accrual method was upheld in the September 6, 2024 award. As a result, the Trust recognizes revenue for internal use pellets upon production of those pellets, regardless of pellet grade. Pellets produced by Northshore Mining Company (“Northshore” or “NMC”) that are not designated for internal use by Cliffs, or its subsidiaries, and instead are intended for sale to third parties in arms’-length sales, continue to be recognized as revenue upon shipment from Silver Bay, Minnesota.

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

Historically, sales volumes under most of its multi-year supply agreements with Cliffs’ customers, in general, are largely dependent on customer requirements and contain a base price that is adjusted annually using one or more adjustment factors. The factors that could result in price adjustments under Cliffs’ customer contracts include changes in the Platts 62% Price, hot-rolled coil steel price, the Atlantic Basin pellet premium, published Platts international indexed freight rates and changes in specified producer price indices, including those for industrial commodities, fuel and steel.

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

In order to calculate the royalties owed by Northshore to Mesabi Trust, the Royalty Agreement requires that Northshore make sales of iron ore products to third parties on an arms’-length basis without regard to any other business relationship between Northshore and the third-party buyer of the iron ore products. In order to calculate royalties on less than arms’-length sales (including sales from Northshore to Cliffs’ corporate affiliates), the Royalty Agreement requires reference to the highest contract price obtained by Northshore in the preceding four calendar quarters in a sale to a buyer not affiliated with Northshore and made on an arms’-length basis without regard to any other business relationship. Since Cliffs’ acquisition of ArcelorMittal USA in late-2020, and accelerating after Cliffs’ Toledo HBI plant came online in mid-2021, Northshore has increased the proportion of iron ore mined from the Mesabi Trust Lands that it sells to Cliffs’ corporate affiliates and decreased the proportion of such iron ore that it sells to third parties in arms’-length transactions. Cliffs’ public statements beginning in third quarter of 2021 have indicated that Cliffs will be limiting the tonnage of iron ore pellets that it sells to third parties from all of its mines, and particularly Northshore. The Cliffs’ Royalty Report dated July 30, 2024 reported two low-volume sale transactions of iron ore pellets to a single third-party customer, one in May 2024 and one in June 2024. These two sale transactions are the only reported third-party pellet sales transactions since Cliffs’ July 28, 2023 quarterly royalty report when it reported two low-volume sales transactions to the same third-party customer in June 2023. The Trustees are continuing due diligence review of these transactions to evaluate whether such transactions meet the requirements of the Royalty Agreement. See “Risk Factors --- Risks Related to Pass – Through Trust Structure of Mesabi Trust – – The limited or lack of arms’-length third-party sales of iron ore pellets (processed at Northshore using Mesabi Trust’s iron ore) by Cliffs could lead to uncertainty under the Royalty Agreement with respect to the calculation of royalties, which could in turn result in potential disputes regarding the amount of royalties owed to the Trust,” as set forth on page 6 of Mesabi Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 2024 (filed April 24, 2024) and as set forth on page 19 of Mesabi Trust’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2024 (filed September 5, 2024).

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

Results of Operations

Comparison of Iron Ore Pellet Production and Shipments for the Three and Nine Months Ended October 31, 2024 and October 31, 2023

As shown in the table below, during the three months ended October 31, 2024, production and shipments of iron ore pellets at Northshore from Mesabi Trust Lands both totaled 1,066,665 tons. By comparison, pellet production and shipments for the comparable period in 2023 were both 918,482 tons. The increase in production and shipments is attributable to higher demand from Northshore’s customers as compared to the prior comparable period. For the three months ended October 31, 2024, 100% of shipments originated from Trust lands.

	Pellets Produced from	Pellets Shipped from
	Trust Lands	Trust Lands
Three Months Ended	(Tons)	(Tons)
October 31, 2024	1,066,665	1,066,665
October 31, 2023	918,482	918,482

As shown in the table below, during the nine months ended October 31, 2024, production and shipments of iron ore pellets at Northshore from Mesabi Trust Lands both totaled 3,019,695 tons. By comparison, pellet production and shipments for the comparable period in 2023 were both 2,123,063 tons. The increase in production and shipments is attributable to three full quarters of operations of Northshore’s facility during the nine months ended October 31, 2024 as compared to the nine months ended October 31, 2023, when Northshore’s facilities were idled until late April 2023. For the nine months ended October 31, 2024, 100% of shipments originated from Trust lands.

	Pellets Produced from	Pellets Shipped from
	Trust Lands	Trust Lands
Nine Months Ended	(Tons)	(Tons)
October 31, 2024	3,019,695	3,019,695
October 31, 2023	2,123,063	2,123,063

Comparison of Royalty Income for the Three and Nine Months Ended October 31, 2024 and October 31, 2023

As reflected in the table below, the Trust’s total royalty income for the three months ended October 31, 2024 increased by $2,684,274 to $7,348,366 as compared to the three months ended October 31, 2023. The increase in total royalty income is attributable to an increase in both pricing and shipments of iron ore during the three months ended October 31, 2024 as compared to the three months ended October 31, 2023.

The table below shows that the base overriding royalties increased $1,935,432 and the bonus royalties increased by $775,085 for the three months ended October 31, 2024, as compared to the three months ended October 31, 2023. Fee royalties decreased by $26,243 over the same period. The increase in the base overriding royalties and bonus royalties is attributable to an increase in both pricing and shipments of iron ore during the three months ended October 31, 2024 as compared to the three months ended October 31, 2023. The decrease in the fee royalties is attributable to a decrease in the royalty rate paid during the three months ended October 31, 2024 as compared to the three months ended October 31, 2023.

The table below summarizes the components of Mesabi Trust’s total royalty income for the three months ended October 31, 2024 and October 31, 2023, respectively:

	Three Months Ended October 31,
	2024	2023
Base overriding royalties	$4,150,083	$2,214,651
Bonus royalties	3,027,705	2,252,620
Fee royalties	170,578	196,821
Total royalty income	$7,348,366	$4,664,092

As reflected in the table below, the Trust’s total royalty income for the nine months ended October 31, 2024 increased by $3,507,685 to $19,613,693 as compared to the nine months ended October 31, 2023. The increase in royalty income is attributable to three full quarters of operations of Northshore’s facility during the nine months ended October 31, 2024, as compared to the nine months ended October 31, 2023, when Northshore’s facilities were idled until late April.

The table below shows that the base overriding royalties increased $2,581,677 and the bonus royalties increased by $973,945 for the nine months ended October 31, 2024, as compared to the nine months ended October 31, 2023. Fee royalties decreased by $47,937 over the same period. The increase in the base overriding royalties and bonus royalties is attributable to three full quarters of operations of Northshore’s facility during the nine months ended October 31, 2024, as compared to the nine months ended October 31, 2023, when Northshore’s facilities were idled until late April. The decrease in the fee royalties is attributable to a decrease in the royalty rate paid during the nine months ended October 31, 2024 as compared to the nine months ended October 31, 2023.

The table below summarizes the components of Mesabi Trust’s total royalty income for the nine months ended October 31, 2024 and October 31, 2023, respectively:

	Nine Months Ended October 31,
	2024	2023
Base overriding royalties	$11,131,795	$8,550,118
Bonus royalties	8,024,502	7,050,557
Fee royalties	457,396	505,333
Total royalty income	$19,613,693	$16,106,008

Comparison of Net Income, Expenses and Distributions for the Three and Nine Months Ended October 31, 2024 and October 31, 2023

Net income for the three months ended October 31, 2024 was $78,325,525, an increase of $74,239,459 as compared to the three months ended October 31, 2023. The increase in net income for the three months ended October 31, 2024 is primarily attributable to the recognition of revenue related to the AAA arbitration award in the current fiscal quarter (which is non-recurring) as well as an increase in royalty income which is attributable to an increase in pricing and shipments of iron ore, as compared to the three months ended October 31, 2023. Pursuant to the AAA arbitration final award dated September 6, 2024, Northshore and Cliffs paid Mesabi Trust $71,185,029 on October 4, 2024. In addition, the Trust’s expenses for the three months ended October 31, 2024 were $676,315, a decrease of $133,685 compared to the expenses for the three months ended October 31, 2023. The decrease in expenses was primarily attributable to a decrease in legal fees and expenses incurred for the three months ended October 31, 2024 (mostly related to the arbitration award), as compared to the prior comparable period. The table below summarizes the Trust’s income and expenses for the three months ended October 31, 2024 and October 31, 2023, respectively.

	Three Months Ended October 31,
	2024	2023
Total royalty income	$7,348,366	$4,664,092
Arbitration award	71,185,029	—
Interest income	468,445	231,974
Total revenues	79,001,840	4,896,066
Expenses	676,315	810,000
Net income	$78,325,525	$4,086,066

Net income for the nine months ended October 31, 2024 was $87,207,203, an increase of $72,914,658 as compared to the nine months ended October 31, 2023. The increase in net income for the nine months ended October 31, 2024 is primarily attributable to the recognition of revenue related to the AAA arbitration award in the current fiscal year (which is non-recurring) as well as an increase in royalty income which is attributable to an increase in pricing and shipments of iron ore, as compared to the prior comparable period. The Trust’s expenses for the nine months ended October 31, 2024 were $4,535,119, an increase of $2,193,504 compared to the expenses for the nine months ended October 31, 2023. The increase in expenses was primarily attributable to an increase in legal fees and expenses incurred for the nine months ended October 31, 2024 (mostly related to the arbitration award), as compared to the prior comparable period. The table below summarizes the Trust’s income and expenses for the nine months ended October 31, 2024 and October 31, 2023, respectively.

	Nine Months Ended October 31,
	2024	2023
Total royalty income	$19,613,693	$16,106,008
Arbitration award	71,185,029	—
Interest income	943,600	528,152
Total revenues	91,742,322	16,634,160
Expenses	4,535,119	2,341,615
Net income	$87,207,203	$14,292,545

As presented on the “Trust’s Condensed Statements of Operations” on page 3 of this quarterly report, the Trust’s net income per unit increased $5.6585 per unit to $5.9699 per unit for the fiscal quarter ended October 31, 2024 as compared to the fiscal quarter ended October 31, 2023. On October 17, 2024, the Trust declared a distribution of $0.39 per unit payable on November 20, 2024 to Unitholders of record on October 30, 2024. Comparatively, the Trust declared a distribution of $0.35 per unit during the quarter ended October 31, 2023. During the nine months ended October 31, 2024 and October 31, 2023, the Trust declared distributions totaling $0.98 per unit to Unitholders of record and $0.35, respectively.

On a quarterly basis, the Trustees review a variety of financial and economic data and information impacting the Trust, and upon the Trustees’ determination, distributions may be declared approximately eleven weeks after the Trustees receive a quarterly royalty report from Northshore and Cliffs and the Trust receives the actual royalty payment with respect to royalty income that is payable for iron ore shipments through the end of each prior calendar quarter. Royalty payments may include pricing adjustments with respect to shipments made during prior periods. The Trust accounts for and reports accrued income receivable based on shipments during the last month of each of the Trust’s fiscal quarters (April, July, October and January) and price adjustments under Cliffs’ customer contracts (which can be positive or negative and can result in significant variations in royalties received by Mesabi Trust and cash available for distribution to Unitholders) as reported to the Trust by Northshore. The Trust accounts for these amounts by using estimated prices and reports such amounts as revenue even though accrued income receivable is not available for distribution to Unitholders until it is received by the Trust. Accordingly, distributions declared by the Trust are not equivalent to the Trust’s net income during the periods reported in this Quarterly Report on Form 10-Q.

Comparison of Unallocated Reserve as of October 31, 2024, October 31, 2023 and January 31, 2024

As set forth in the table below, Unallocated Reserve increased from $21,138,756 as of October 31, 2023 to $95,324,736 as of October 31, 2024. The increase in Unallocated Reserve as of October 31, 2024, as compared to October 31, 2023, is primarily the result of an increase in unallocated cash and cash equivalents due to the recognition and receipt of $71,185,029 in revenue related to the arbitration award in the current fiscal quarter and an increase in accrued income receivable. The increase in the accrued income receivable portion of the Unallocated Reserve is attributable to an increase in pricing and shipments in the last month of the fiscal quarter ended October 31, 2024 as compared to the prior comparable period.

	October 31,		% increase
	2024	2023	(decrease)
Accrued Income Receivable	$3,883,400	$1,885,432	106.0%
Contract Asset	669,276	1,002,095	(33.2)%
Unallocated Cash and Cash Equivalents	90,793,345	18,320,712	395.6%
Prepaid Expenses and (Accrued Expenses), net	(21,285)	(69,483)	(69.4)%
Unallocated Reserve	$95,324,736	$21,138,756	350.9%

The Trust’s Unallocated Reserve as of October 31, 2024 increased by $74,349,593 to $95,324,736, as compared to the fiscal year ended January 31, 2024. The increase in the Unallocated Reserve as of October 31, 2024, as compared to January 31, 2024, is the result of an increase in unallocated cash and cash equivalents and an increase in the accrued income receivable and contract asset. The increase in the unallocated cash and cash equivalents portion of the Unallocated Reserve is attributable to the recognition and receipt of $71,185,029 in revenue related to the arbitration award in October 2024. The increase in the accrued income receivable portion of the Unallocated Reserve is attributable to an increase in pricing in the last month of the fiscal quarter ended October 31, 2024 as compared to the last month of the fiscal year ended January 31, 2024. The increase in the contract asset portion of the Unallocated Reserve is attributable to estimates of variable considerations related to the shipments calendar year-to-date through October 31, 2024, as compared to only one month of shipments for the quarter ended January 31, 2024. See “Note 2” for further discussion of contract asset and contract liability.

			% increase
	October 31, 2024	January 31, 2024	(decrease)
Accrued Income Receivable	$3,883,400	$1,960,358	98.1%
Contract Asset	669,276	451,896	48.1%
Unallocated Cash and Cash Equivalents	90,793,345	19,126,044	374.7%
Prepaid Expenses and (Accrued Expenses), net	(21,285)	(563,155)	(96.2)%
Unallocated Reserve	$95,324,736	$20,975,143	354.5%

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

Recent Developments

Quarterly Royalty Report and Royalty Payment Received

On October 30, 2024, the Trustees of Mesabi Trust received the Royalty Report from Cliffs, the parent company of Northshore.

As reported to Mesabi Trust by Cliffs in the Royalty Report, based on shipments of iron ore products by Northshore during the three months ended September 30, 2024, Mesabi Trust was credited with a base royalty of $4,469,814. For the three months ended September 30, 2024, Mesabi Trust was also credited with a bonus royalty in the amount of $2,718,456. Cliffs reported that no adjustments were made in the third quarter 2024. In addition, a royalty payment of $167,659 was paid to the Mesabi Land Trust. Accordingly, the total royalty payments received by Mesabi Trust on October 30, 2024 from Cliffs were $7,355,929.

The royalties paid to Mesabi Trust are based on the volume of iron ore pellets and other products produced or shipped during the quarter and the year to date, the pricing of iron ore product sales, and the percentage of iron ore pellet production and shipments from Mesabi Trust lands rather than from non-Mesabi Trust lands. In the third calendar quarter of 2024, Cliffs credited Mesabi Trust with 972,154 tons of iron ore shipped, as compared to 1,019,311 tons shipped or produced during the third calendar quarter of 2023.

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

Trust’s Prior Announcement of a Thirty-Nine Cents Distribution

On October 17, 2024, Mesabi Trust issued a press release announcing that the Trustees of Mesabi Trust declared a distribution of thirty-nine cents ($0.39) per Unit of Beneficial Interest payable on November 20, 2024 to Mesabi Trust Unitholders of record at the close of business on October 30, 2024. This compares to a thirty-five cents ($0.35) per Unit distribution declared for the same period last year.

AAA Arbitration Final Award and Payment

As previously reported, the arbitration initiated by the Trust in October 2022 concluded in June 2024.

Pursuant to the AAA tribunal’s final award dated September 6, 2024, Northshore Mining Company and Cleveland-Cliffs Inc. paid Mesabi Trust $71,185,029 on October 4, 2024. This payment satisfied the AAA panel’s unanimous award of damages (including pre-award interest) for underpayment of royalties due to the Trust in 2020, 2021 and the first four months of 2022.

The distribution announcement by Mesabi Trust on October 17, 2024 included information that the Trustees’ determined to hold these AAA award funds received on October 4, 2024 in reserve pending the expiration of procedural deadlines related to the arbitration, and an assessment of all other facts and contingencies. In the interim, the Trustees have invested the funds in appropriate interest-bearing accounts.

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

Although the Mesabi Trustees believe that any such forward-looking statements are based on reasonable assumptions, such statements are subject to risks and uncertainties, which could cause actual results to differ materially. Additional information concerning these and other risks and uncertainties is contained in Mesabi Trust’s filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the fiscal year ended January 31, 2024 (filed April 24, 2024) and Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2024 (filed September 5, 2024). Mesabi Trust undertakes no obligation to publicly update or revise any of the forward-looking statements made herein to reflect events or circumstances after the date hereof.

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

Neither Mesabi Trust nor the Trustees have any control over the operations and activities of Northshore, except within the framework of the Royalty Agreement. Cliffs alone controls (i) historical operating data, including iron ore production volumes, decisions to reduce or idle the Northshore plant and mining operations, marketing of iron ore products, operating and capital expenditures as they relate to Northshore, environmental and other liabilities and the effects of regulatory changes; (ii) plans for Northshore’s future operating and capital expenditures; (iii) geological data relating to ore reserves; (iv) projected production of iron ore products; (v) contracts between Cliffs and Northshore with their customers; and (vi) the decision to mine off Mesabi Trust and/or state lands, based on Cliffs’ current mining and engineering plan. The Trustees do not exert any influence over mining operational decisions at Northshore, nor do the Trustees provide any input regarding the ore reserve estimated at Northshore as reported by Cliffs. While the Trustees request relevant information from Cliffs and Northshore in accordance with the Royalty Agreement for use in periodic reports as part of their evaluation of Mesabi Trust’s disclosure controls and procedures, the Trustees do not control this information and they rely on the information in Cliffs’ periodic and current filings with the SEC, as well as information from Northshore, to provide accurate and timely information in Mesabi Trust’s reports filed with the SEC.

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

For a discussion of additional factors, including but not limited to those that could adversely affect Mesabi Trust’s actual results and performance, see “Risk Factors” set forth on pages 4 through 17 of Mesabi Trust’s Annual Report on Form 10-K for the fiscal year-ended January 31, 2024 (filed April 24, 2024) and the Trust’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2024 (filed September 5, 2024).

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

Effects of Securities Regulation

The Trust is a publicly traded, pass-through royalty trust with its Trust Certificates listed on the New York Stock Exchange (“NYSE”) and is therefore subject to extensive regulation under, among others, the Securities Act of 1933, the Securities Exchange Act of 1934, the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), each as amended, and the rules and regulations of the NYSE. Issuers failing to comply with such authorities risk serious consequences, including criminal as well as civil and administrative penalties. In most instances, these laws, rules and regulations do not specifically address their applicability to a publicly-traded pass-

through royalty trust such as Mesabi Trust. In particular, Sarbanes-Oxley mandated the adoption by the SEC and NYSE of certain rules and regulations that are impossible for the Trust to literally satisfy because of its nature as a pass-through royalty trust. Pursuant to NYSE rules, as a pass-through royalty trust, the Trust is exempt from many of the corporate governance requirements that apply to other publicly traded corporations. The Trust does not have, nor does the Agreement of Trust provide for, a board of directors, an audit committee, a corporate governance committee, a compensation committee or executive officers. The Trust has no employees. The Trustees closely monitor the SEC’s and NYSE’s rulemaking activities and will comply with their rules and regulations to the extent applicable.

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

There have been no material changes in the Trust’s critical accounting policies or significant accounting estimates during the three months ended October 31, 2024. For a complete description of the Trust’s significant accounting policies, please see Note 2 to the financial statements included in the Trust’s Annual Report on Form 10-K for the year ended January 31, 2024 (filed April 24, 2024).

Certain Tax Information

The Trust is not taxable as a corporation for federal or state income tax purposes and is instead qualified as a nontaxable grantor trust. Since the Trust’s inception, all net taxable income is annually attributable directly to Unitholders for tax purposes regardless of whether the income is distributed or retained by the Trust in its reserve account. As such, in lieu of the Trust paying income taxes, Unitholders report their pro rata share of the various items of Trust income and deductions on their income tax returns. This reporting is required whether or not the earnings of the Trust are distributed as to Unitholders. During calendar year 2024, any funds retained to increase the Trust’s unallocated reserve, which were derived from reportable royalty income and other proceeds, will nonetheless become taxable as reportable income to Unitholders, depending on each individual’s personal tax situation. Information regarding the background on the changes in the Trust’s unallocated reserve is described above under “Results of Operations — Comparison of Unallocated Reserve as of October 31, 2024, October 31, 2023 and January 31, 2024” beginning on page 14. Unitholders are encouraged to consult with their own tax advisors to plan for any financial impact related to this and to review their personal tax situations related to investing in, holding or selling units of beneficial interest in Mesabi Trust.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

AAA Arbitration Final Award and Payment

As previously reported, the arbitration initiated by the Trust in October 2022 concluded in June 2024.

The Trust sought an award of damages relating to Cliffs’ and Northshore’s underpayment of royalties in 2020, 2021, and the first four months of 2022 by virtue of Cliffs’ and Northshore’s failure to use the highest priced arms’-length iron ore pellet sale from the preceding four quarters in pricing certain pellet shipments from 2020 through the first four months of 2022. The Trust also sought declaratory relief related to the Trust’s entitlement to certain documentation and to the time when Cliffs’ and Northshore’s royalty obligations accrue.

The Trust received the final award from the AAA tribunal on September 6, 2024, which unanimously awarded the Trust damages in the amount of $59,799,977 for underpaid royalties in 2020, 2021 and the first four months of 2022, plus pre-award interest in the amount of $11,288,269, calculated at the rate of 10% simple interest per annum from the date of the initial demand through September 6, 2024. Pursuant to the award, Cliffs and Northshore was required to pay the Trust the amounts specified in the Award by no later than October 6, 2024. The Tribunal approved the parties’ stipulated Consent Award approving the Trust’s ongoing entitlement to certain documentation related to verifying royalty calculations. The Tribunal denied the Trust’s request for declaratory relief regarding the time at which Cliffs’ and Northshore’s royalty obligations accrue.

Pursuant to the AAA tribunal’s final award dated September 6, 2024, Northshore Mining Company and Cleveland-Cliffs Inc. paid Mesabi Trust $71,185,029 on October 4, 2024. This payment satisfied the AAA panel’s unanimous award of damages (including pre-award interest) for underpayment of royalties due to the Trust in 2020, 2021 and the first four months of 2022.

The distribution announced by Mesabi Trust on October 17, 2024 included information that the Trustees’ determined to hold these AAA award funds received on October 4, 2024 in reserve pending the expiration of procedural deadlines related to the arbitration, and an assessment of all other facts and contingencies. In the interim, the Trustees have invested the funds in appropriate interest-bearing accounts.

Item 1A. Risk Factors

There have been no material changes in the Trust’s risk factors as described in “Risk Factors” set forth on pages 4 through 17 of Mesabi Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 2024 (filed April 24, 2024) and on page 19 of Mesabi Trust’s Form 10-Q for the fiscal quarter ended July 31, 2024 (filed September 5, 2024).

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Mine Safety and Health Administration Safety Data. Pursuant to §1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, Cliffs started reporting information related to certain mine safety results at Northshore. This information is available in Part II, Item 4 of Cliffs’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, filed with the SEC on November 5, 2024.

Rule 10b5-1 Plan and Non-Rule 10b5-1 Trading Arrangement Adoptions, Terminations, and Modifications. During the three months ended October 31, 2024, none of the Trustees adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of SEC Regulation S-K.

Item 6. Exhibits.

(a)Exhibits

The following exhibits are being filed or furnished with this Quarterly Report on Form 10-Q:

Exhibit No.	Exhibit	Filing Method

31	Certification of Corporate Trustee of Mesabi Trust pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certification of Corporate Trustee of Mesabi Trust pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

99.1	Report of Boulay PLLP, dated December 13, 2024 regarding its review of the unaudited interim financial statements of Mesabi Trust as of and for the three and nine months ended October 31, 2024	Filed herewith

101	Inline XBRL Instance Document	Filed herewith

104	Cover Page Interactive Data File	Embedded within the Inline XBRL document and contained in Exhibit 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MESABI TRUST
(Registrant)

	By:	DEUTSCHE BANK TRUST COMPANY AMERICAS
Corporate Trustee
Principal Administrative Officer and duly authorized signatory:*

December 13, 2024		By:	/s/ Chris Niesz
Name: Chris Niesz*
Title: Director

* There are no principal executive officers or principal financial officers of the registrant.