Form 10-K
period 2025-01-31
MESABI TRUST
filed 2025-04-24
CIK 65172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JANUARY 31, 2025

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

As of July 31, 2024, the aggregate market value of the Units of Beneficial Interest in the registrant held by non-affiliates of the registrant was $230,474,323 based on the closing sale price as reported on the New York Stock Exchange. As of April 21, 2025, there were 13,120,010 Units of Beneficial Interest in Mesabi Trust outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Annual Report of the Trustees for the Fiscal Year Ended January 31, 2025 (Annual Report)	Parts I, II, and IV

MESABI TRUST

ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1.            BUSINESS.

(a)         General Development of Business.

The information under the headings “Trustees’ Discussion and Analysis of Financial Condition and Results of Operations,” “The Trust Estate,” “Leasehold Royalties,” and “Land Trust and Fee Royalties” in the Annual Report of the Trustees of Mesabi Trust for the fiscal year ended January 31, 2025, filed as Exhibit 13 to this Form 10-K (the “Annual Report”) is incorporated herein by reference.

(b)         Financial Information About Segments.

Substantially all of the revenue, operating profits and assets of Mesabi Trust (“Mesabi Trust” or the “Trust”) relate to one business segment—iron ore mining.

(c)         Narrative Description of Business.

The information under the headings “Overview,” “Overview of the Trust’s Royalty Structure,” “Trustees’ Discussion and Analysis of Financial Condition and Results of Operations,” “The Trust Estate,” “Leasehold Royalties” and “Description of the Mineral Properties” in the Annual Report is incorporated herein by reference.

(d)         Financial Information About Geographical Areas.

All of the Trust’s revenues are derived from the assets of the Trust, information of which is set forth under the headings “The Trust Estate” and “Description of the Mineral Properties” of the Annual Report. The information under the heading “Selected Financial Data” in the Annual Report is incorporated herein by reference.

(e)         Availability of Reports on Registrant’s Website.

The information on the cover page of the Annual Report is incorporated herein by reference.

ITEM 1A.         RISK FACTORS.

The information under the heading “Risk Factors” in the Annual Report is incorporated by reference.

ITEM 1B.         UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C.         CYBERSECURITY.

Mesabi Trust does not have any directors, officers or employees. The Corporate Trustee is responsible for oversight of Mesabi Trust’s risks from cybersecurity threats as it relates to financial record keeping, cash and investment management, administration and reporting. The Corporate Trustee also serves as registrar and transfer agent for the Trust. The Corporate Trustee has dedicated personnel responsible for assessing and managing Mesabi Trust’s cyber risk management efforts, informing senior management of the Corporate Trustee regarding the prevention, detection, mitigation and remediation of cybersecurity incidents and supervising such efforts. The Corporate Trustee’s information technology team has significant experience selecting, deploying and operating cybersecurity technologies, initiatives and processes and relies on threat intelligence as well as other information obtained from governmental, public or private sources, including external consultants engaged by the Corporate Trustee to monitor the prevention, detection, mitigation, and remediation of cybersecurity incidents. The Corporate Trustee works with leading firms in the cybersecurity industry, leveraging their technology and expertise to monitor and maintain the performance and effectiveness of products and services that are used by the Corporate Trustee. The Corporate Trustee maintains a cyber risk management program designed to identify, assess, manage, mitigate, and respond to cybersecurity threats, which processes are integrated into the Corporate Trustee’s overall risk management process. The Corporate Trustee maintains robust cybersecurity protocols including, but not limited to technological capabilities that prevent and detect disruptions, computer workstations and programs protected with passwords and passphrases, as well as employee training throughout the year on financial regulations and cybersecurity followed up by testing of that knowledge. The protocols are based on recognized best practices and standards for cybersecurity and information technology. The Corporate Trustee has an annual assessment, performed by a third-party vendor, of the Corporate Trustee’s cyber risk management program. Other non-technical protocols include securing of documents and work areas that could contain non-public information and independent verification of information changes by outside vendors. Mesabi Trust faces risks from cybersecurity threats that could have a material adverse effect on its financial condition, results of operations, cash flows or reputation. The Corporate Trustee has experienced, and will continue to experience, cyber incidents in the normal course of its business. However, prior cybersecurity incidents have not had a material adverse effect on Mesabi Trust’s focus, financial condition, results of operations, or cash flows. See “Risk Factors – General Risk Factors – The Trust faces risks from cybersecurity threats that could have a material adverse effect on its financial condition, financial record keeping, investment management, reporting, results of operations, cash flows or reputation.”

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

The Trust sought an award of damages relating to Cleveland-Cliffs Inc.’s (“Cliffs”) and Northshore Mining Company’s (“Northshore”) underpayment of royalties in 2020, 2021, and the first four months of 2022 by virtue of Cliffs’ and Northshore’s failure to use the highest priced arms’-length iron ore pellet sale from the preceding four quarters in pricing certain pellet shipments from 2020 through the first four months of 2022. The Trust also sought declaratory relief related to the Trust’s entitlement to certain documentation and to the time when Cliffs’ and Northshore’s royalty obligations accrue.

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

Pursuant to the AAA tribunal’s final award dated September 6, 2024, Northshore and Cliffs paid Mesabi Trust $71,185,029 on October 4, 2024. This payment satisfied the AAA panel’s unanimous award of damages (including pre-award interest) for underpayment of royalties due to the Trust in 2020, 2021 and the first four months of 2022.

Mesabi filed a petition to confirm the award in New York County Supreme Court on January 16, 2025 (Court File No. 650311/2025). The court issued a decision and order confirming the award on March 7, 2025. A redacted copy of the confirmation of the final AAA Award can be found at Document No. 25 in the New York State Courts Electronic Filing System (New York County Supreme Court) at the following internet address: https://iapps.courts.state.ny.us/nyscef/CaseSearch. The information included on the website is not a part of, nor incorporated by reference into, this Annual Report on Form 10-K.

The distribution announced by Mesabi Trust on October 17, 2024 included information that the Trustees determined to hold these AAA award funds received on October 4, 2024 in reserve pending the expiration of procedural deadlines related to the arbitration, and an assessment of all other facts and contingencies.

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

ITEM 9B.         OTHER INFORMATION.

Rule 10b5-1 Plan and Non-Rule 10b5-1 Trading Arrangement Adoptions, Terminations, and Modifications. During the three months ended January 31, 2025, none of the Trustees adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of SEC Regulation S-K.

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

Because the Trust does not have directors, officers, or employees, it has not adopted insider trading policies and procedures governing the purchase, sale, and/or dispositions of Trust securities by such persons.

The Trust has not designated a separate audit committee comprised of independent committee members relying on an exemption provided by Rule 10A-3 of the Securities Exchange Act of 1934, as amended. As such, the Trustees have not designated an “audit committee financial expert.” The Trustees collectively perform the functions of an audit committee.

To carry out the Trustees’ duties under the Agreement of Trust, the Trustees meet on at least a quarterly basis to discuss information and circumstances relevant to the Trust. The Trustees also conduct telephone conferences from time to time between the quarterly meetings to address developments that require more timely attention. The Trustees held 12 meetings either in person or via teleconference in fiscal 2025. All of the Trustees attended at least 75% of the sum of all Trustee meetings held in fiscal 2025.

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

Age: 78

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

Age: 82

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

Age: 71

Year Appointed and elected as Individual Trustee: 2014

Retired Vice President of North American Iron Ore Initiatives, Cleveland-Cliffs Inc.

Mr. Mlinar, appointed and elected as a Mesabi Trustee in 2014, retired from his position as Vice President of North American Iron Ore Initiatives in 2013 after spending thirty-six years in mining production and operations management. Mr. Mlinar was General Manager at five different Cliffs’ subsidiaries: Tilden, Empire, Hibbing Taconite, United Taconite and Northshore Mining, and then was Integration Lead for the Bloom Lake Mine. In 2011, Mr. Mlinar became a Vice President of North American Iron Ore Initiatives.

Robin M. Radke

Age: 54

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

Pursuant to the Amendment, each individual Trustee receives at least $20,000 in annual compensation for services as Trustee. Each year, annual Trustee compensation is adjusted up or down (but not below $20,000) in accordance with changes from the November 1981 level of 295.5 (the “1981 Escalation Level”) in the All Commodities Producer Price Index (with 1967 = 100 as a base). The All Commodities Producer Price Index is published by the U.S. Department of Labor, Bureau of Labor Statistics. The adjustment is made at the end of each fiscal year and is calculated on the basis of the proportion between (a) the level of such index for the November preceding the end of such fiscal year, and (b) the 1981 Escalation Level. Any action to modify or otherwise vary the compensation of the individual Trustees as provided by the Amendment must be approved by the affirmative vote of 66 2/3% in interest of the Trust Certificates then outstanding. Each of the individual Trustees received total compensation of $51,331 during fiscal 2025.

Under the Amendment, the Corporate Trustee receives annual compensation for services as a Trustee in an amount equal to the greater of (i) $20,000, or such other amount determined in accordance with the adjustments described in the preceding paragraph, or (ii) one quarter of one percent (1/4 of 1%) of the trust moneys, exclusive of proceeds of sale of any part of the Trust Estate (as such terms are defined in the Agreement of Trust), received by the Trustees and distributed to Unitholders. The compensation paid to Deutsche Bank Trust Company Americas, for services as Corporate Trustee of the Trust, under this first prong of this compensation formula was $51,331 pursuant to the Amendment.

Additionally, each year the Corporate Trustee receives $62,500 to cover clerical and administrative services to Mesabi Trust, other than services customarily performed by a registrar or transfer agent for which the Corporate Trustee is paid additional service fees. The Corporate Trustee earned $113,830 in cash compensation for the fiscal year ended January 31, 2025, inclusive of the $62,500 administrative fee. The Corporate Trustee also received $4,471 for its services as registrar and transfer agent for the year ended January 31, 2025. Accordingly, the Corporate Trustee earned $118,301 in total compensation for the fiscal year ended January 31, 2025.

Under the Amendment, the Individual Trustees may, in extraordinary circumstances, pay additional compensation to the Corporate Trustee. The decision to pay such compensation must be unanimously approved by the Individual Trustees. The Corporate Trustee did not receive any compensation for extraordinary services with respect to the fiscal year ended January 31, 2025.

Trustees’ Compensation Report

The Trustees have not designated a compensation committee and are not required to do so by applicable law or regulation. The Trustees, as a group, have reviewed and discussed the Compensation Discussion and Analysis (“CD&A”) and based on such review and discussion have recommended that the CD&A be included in this Annual Report on Form 10-K for the fiscal year ended January 31, 2025.

MESABI TRUST

Deutsche Bank Trust Company Americas
Robert C. Berglund
James A. Ehrenberg
Michael P. Mlinar
Robin M. Radke

Trustee Compensation

Summary Compensation Table

The table below summarizes the total compensation earned by each of the Individual Trustees and the Corporate Trustee in the fiscal year ended January 31, 2025.

						Nonqualified
					Non-Equity	Deferred
		Trustee	Stock	Option	Incentive Plan	Compensation	All Other
	Fiscal	Fees Earned	Awards	Awards	Compensation	Earnings	Compensation		Total
Name and principal position	Year	($)	($)	($)	($)	($)	($)		($)

Deutsche Bank Trust Company Americas, Corporate Trustee	2025	$113,830	N/A	N/A	N/A	N/A	4,471	(1)	$118,301
	2024	$113,912	N/A	N/A	N/A	N/A	4,693	(1)	$118,605

Robert C. Berglund, Trustee	2025	$51,331	N/A	N/A	N/A	N/A	N/A		$51,331
	2024	$51,413	N/A	N/A	N/A	N/A	N/A		$51,413

James A. Ehrenberg, Trustee	2025	$51,331	N/A	N/A	N/A	N/A	N/A		$51,331
	2024	$51,413	N/A	N/A	N/A	N/A	N/A		$51,413

Michael P. Mlinar, Trustee	2025	$51,331	N/A	N/A	N/A	N/A	N/A		$51,331
	2024	$51,413	N/A	N/A	N/A	N/A	N/A		$51,413

Robin Radke, Trustee	2025	$51,331	N/A	N/A	N/A	N/A	N/A		$51,331
	2024	$51,413	N/A	N/A	N/A	N/A	N/A		$51,413
(1)	Represents fees and disbursements paid to Deutsche Bank Trust Company Americas for its services as registrar and transfer agent of the Units.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND TRUSTEES.

The table below is based on information that has been obtained from Mesabi Trust’s records and a review of statements of beneficial ownership filed with Mesabi Trust pursuant to Rule 13d-1 or Rule 13d-2 under the Securities Exchange Act of 1934, as amended, and sets forth information as to the Units of Beneficial Interest in Mesabi Trust beneficially owned as of April 24, 2025 by (i) each person known by Mesabi Trust to beneficially own more than 5% of the outstanding Units of Beneficial Interest in Mesabi Trust, and (ii) the Trustees individually and as a group. Except as otherwise indicated and subject to applicable community property laws, each Trustee has sole voting and investment powers with respect to the securities listed. There were no Certificates of Beneficial Interest of Mesabi Trust pledged by the Trustees as of January 31, 2025. The Trust does not have any compensation plans under which securities of the Trust are authorized for issuance.

		Amount and
		Nature of Beneficial		Percent of
Title of Class	Name and Address of Beneficial Owner (1)	Ownership		Class

Units	Horizon Kinetics Asset Management LLC 470 Park Avenue South 8th Floor South New York, NY 10016	2,843,010	(2)	21.7%

Units	ValueWorks LLC One World Trade Center Suite 84-G New York, NY 10007	824,397	(3)	6.3%

Units	Deutsche Bank Trust Company Americas	0		**

Units	Robert C. Berglund	2,000		**

Units	James A. Ehrenberg	3,000	(4)	**

Units	Michael P. Mlinar	4,499	(5)	**

Units	Robin M. Radke	595		**

Units	All Trustees as a group	10,094		**

** Less than 1%

(1)	The address for each beneficial owner is c/o Deutsche Bank Trust Company Americas Corporate Trustee, 1 Columbus Circle, Mail Stop: NYC01-1710, New York, New York 10019.
(2)	Based on a Schedule 13G/A filed with the SEC on February 13, 2025, Horizon Kinetics Asset Management LLC beneficially owns 2,843,010 Units and has sole voting and dispositive power over these Units.
(3)	Based on a Schedule 13G/A filed with the SEC on November 13, 2024, ValueWorks LLC beneficially owns 824,397 Units and shares voting and dispositive power over these Units. Charles Lemonides is the Managing Member of ValueWorks, LLC, Mr. Lemonides has shared voting and dispositive power with respect to 824,397 Units. Mr. Lemonides disclaims beneficial ownership of the Units reported in this table except to the extent of his pecuniary interest therein.

(4)	All Units are held by James A. Ehrenberg and Donna Jean Ehrenberg Revocable Trust Dated September 12, 2012. Mr. and Mrs. Ehrenberg, as the trustees of the revocable trust, share the investment and voting power over all of those Units.
(5)	All shares are held jointly with Mr. Mlinar’s spouse.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Person Transaction Policy

During the fiscal year ended January 31, 2025, the Trustees met on at least a quarterly basis and reviewed and approved or ratified certain transactions that occurred during each of the prior fiscal quarters. In connection with their review of the Trust’s transactions, the Trustees consider whether there have been any related person transactions. In determining whether to approve a related person transaction, the Trustees consider the following factors, in addition to any other factors they deem necessary or appropriate:

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

Based on their review of the Trust’s transactions during the fiscal years ended January 31, 2025 and 2024, the Trustees concluded that there were no related person transactions required to be disclosed in this Annual Report on Form 10-K.

Pass-Through Royalty Trust Exemptions

Because of its legal structure and character as a pass-through royalty trust, the Trust is exempt from Rule 10A-3 of the Securities Exchange Act and the Corporate Governance Standards set forth in Section 303A of the New York Stock Exchange’s Listed Company Manual.

ITEM 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(a)         Audit Fees.

The aggregate fees related to fiscal 2025 for professional services rendered by Boulay, PLLP (“Boulay”) for the audit of the Trust’s annual financial statements for fiscal year 2025 and review of the financial statements included in the Trust’s quarterly reports on Form 10-Q of fiscal year 2025 were $92,023.

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

(b)         Audit-Related Fees.

No fees were paid to Boulay or Baker Tilly for assurance and related services that were not reasonably related to the performance of the audit or review of the Trust’s financial statements for fiscal 2025 or fiscal 2024.

(c)         Tax Fees.

No fees were paid to Boulay or Baker Tilly for tax compliance, tax advice and tax planning for Mesabi Trust for fiscal 2025 or fiscal 2024.

(d)         All Other Fees.

No other fees were paid to Boulay or Baker Tilly for services provided to Mesabi Trust, other than those described in item (a), for fiscal 2025 or fiscal 2024.

Before an independent registered public accounting firm is engaged to perform audit and review services for the Trust, the Trustees approve the engagement. The Trustees approved 100% of all services provided by Boulay and Baker Tilly during fiscal 2025 and fiscal 2024.

PART IV

ITEM 15.          EXHIBIT AND FINANCIAL STATEMENT SCHEDULES.

(a) 1.     Financial Statements:

The following Financial Statements are incorporated in this Report by reference from the following pages of the Annual Report:

Trustees’ Report on Internal Control over Financial Reporting	Page F-2

Report of Independent Registered Public Accounting Firm	Page F-3

Balance Sheets as of January 31, 2025 and 2024	Page F-4

Statements of Income for the years ended January 31, 2025 and 2024	Page F-5

Statements of Unallocated Reserve and Trust Corpus for the years ended January 31, 2025 and 2024	Page F-6

Statements of Cash Flows for the years ended January 31, 2025 and 2024	Page F-7

Notes to Financial Statements	Pages F-8 - F-14

(a) 3.     Exhibits:

Item No.	Item	Filing Method

3 and 4(b)	Agreement of Trust dated as of July 18, 1961

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

10(g)	Amendment of Assignment, Assumption and Further Assignment of Peters Lease	Incorporated by reference from Exhibit A to Mesabi Trust’s Report on Form 8-K dated August 17, 1989. (filed on paper – hyperlink is not required pursuant to Rule 105 of Regulation S-T)

10(h)	Amendment of Assignment, Assumption and Further Assignments of Cloquet Lease	Incorporated by reference from Exhibit B to Mesabi Trust’s Report on Form 8-K dated August 17, 1989. (filed on paper – hyperlink is not required pursuant to Rule 105 of Regulation S-T)

10(i)*	Summary Description of Trustees’ Compensation	Filed herewith.

13	Annual Report of the Trustees of Mesabi Trust for the fiscal year ended January 31, 2025	Filed herewith.

14	Trustees Code of Ethics	Incorporated by reference from Exhibit 14 to Mesabi Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004.

31	Certification of Corporate Trustee of Mesabi Trust pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

Item No.	Item	Filing Method

32	Certification of Corporate Trustee of Mesabi Trust pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

97	Mesabi Trust Incentive Based Award Recovery Policy	Incorporated by reference from Exhibit 97 to Mesabi Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 2024.

101.INS	Inline XBRL Instance Document	Filed herewith.

101.SCH	Inline XBRL Taxonomy Extension Schema	Filed herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	Filed herewith.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	Filed herewith.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	Filed herewith.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	Filed herewith.

104	Cover Page Interactive Data File	Embedded within the Inline XBRL document and contained in Exhibit 101

* Indicates a compensatory plan or arrangement.

ITEM 16.          FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 24, 2025

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

/s/ Robert C. Berglund	April 24, 2025
Robert C. Berglund
Individual Trustee

/s/ James A. Ehrenberg	April 24, 2025
James A. Ehrenberg
Individual Trustee

/s/ Chris Niesz	April 24, 2025
Chris Niesz
Director
Deutsche Bank Trust Company Americas,
As Corporate Trustee of Mesabi Trust

/s/ Michael P. Mlinar	April 24, 2025
Michael P. Mlinar
Individual Trustee

/s/ Robin M. Radke	April 24, 2025
Robin M. Radke
Individual Trustee