Form 10-Q
period 2025-04-30
MESABI TRUST
filed 2025-06-12
CIK 65172

h

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2025

or

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

As of June 12, 2025, there were 13,120,010 Units of Beneficial Interest in Mesabi Trust outstanding.

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

For a discussion of the factors, including without limitation, those that could materially and adversely affect Mesabi Trust’s actual results and performance, see “Risk Factors” set forth on pages 4 through 19 of Mesabi Trust’s Annual Report for the fiscal year ended January 31, 2025, as updated by the “Risk Factors” on page 19 of this quarterly report. These risks and uncertainties are not exclusive and further information concerning the Trust, including factors that potentially could materially affect our operating results, financial condition or the market price of the Units, may emerge from time to time. Mesabi Trust undertakes no obligation, other than that imposed by law, to make any revisions to the forward-looking statements contained in this filing or to update them to reflect circumstances occurring after the date of this filing. We advise you, however, to consult any further disclosures we make on related subjects in our future Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K and Current Reports on Form 8-K that we file with or furnish to the Securities and Exchange Commission.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements. (Note 1)

Mesabi Trust

Condensed Statements of Income

Three Months Ended April 30, 2025 and 2024

	Three Months Ended
	April 30,
	2025	2024
	(unaudited)	(unaudited)
A. Condensed Statements of Income

Revenues
Royalty income	$4,349,472	$6,010,608
Interest	385,070	239,964

Total revenues	4,734,542	6,250,572

Expenses	1,103,334	2,766,787

Net income	$3,631,208	$3,483,785

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING
Number of units outstanding	13,120,010	13,120,010

Net income per unit (Note 2)	$0.2768	$0.2655

Distributions declared per unit (Note 4)	$0.5600	$0.2900

See Notes to Condensed Financial Statements.

Mesabi Trust

Condensed Balance Sheets

April 30, 2025 and January 31, 2025

	April 30, 2025	January 31, 2025
	(unaudited)
B. Condensed Balance Sheets

Assets
Cash and cash equivalents	$24,221,132	$100,204,531
Accrued income receivable	1,916,756	1,160,761
Contract asset	1,179,208	240,642
Prepaid expenses	111,473	122,518
Current assets	27,428,569	101,728,452

Fixed property, including intangibles, at nominal values

Assignments of leased property

Amended assignment of Peters Lease	1	1

Assignment of Cloquet Leases	1	1

Certificate of beneficial interest for 13,120,010 units of Land Trust	1	1
	3	3

Total assets	$27,428,572	$101,728,455

Liabilities, Unallocated Reserve And Trust Corpus

Liabilities
Distribution payable	$7,347,206	$78,064,060
Accrued expenses	469,644	336,675
Total liabilities	7,816,850	78,400,735

Unallocated reserve	19,611,719	23,327,717

Trust corpus	3	3

Total liabilities, unallocated reserve and trust corpus	$27,428,572	$101,728,455

See Notes to Condensed Financial Statements.

Mesabi Trust

Condensed Statements of Cash Flows

Three Months Ended April 30, 2025 and 2024

	Three Months Ended
	April 30,
	2025	2024
	(unaudited)	(unaudited)
C. Condensed Statements of Cash Flows

Operating activities
Royalties received	$2,427,176	$5,059,648
Interest received	612,805	214,367
Expenses paid	(959,320)	(2,770,086)

Net cash from operating activities	2,080,661	2,503,929

Financing activity
Distributions to unitholders	(78,064,060)	(4,854,404)

Net change in cash and cash equivalents	(75,983,399)	(2,350,475)

Cash and cash equivalents, beginning of period	100,204,531	23,980,448

Cash and cash equivalents, end of period	$24,221,132	$21,629,973

Reconciliation of net income to net cash from operating activities

Net income	$3,631,208	$3,483,785
(Increase) decrease in accrued income receivable	(755,995)	131,516
Increase in contract asset	(938,566)	(1,108,073)
Decrease in prepaid expense	11,045	185,279
Increase (decrease) in accrued expenses	132,969	(188,578)

Net cash from operating activities	$2,080,661	$2,503,929

Non cash financing activity

Distributions declared and payable	$7,347,206	$3,804,803

See Notes to Condensed Financial Statements.

Mesabi Trust

Notes to Condensed Financial Statements

April 30, 2025 (Unaudited)

Note 1.  The condensed financial statements and notes to the condensed financial statements of Mesabi Trust (the “Trust”) included herein have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Trustees of Mesabi Trust (the “Trustees”), all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the results of operations for the three months ended April 30, 2025 and 2024, (b) the financial position as of April 30, 2025 and (c) the cash flows for the three months ended April 30, 2025 and 2024, have been made. For further information, refer to the financial statements and footnotes included in Mesabi Trust’s Annual Report on Form 10-K for the year ended January 31, 2025.

Note 2.  Net income per unit is based on 13,120,010 units outstanding during all periods presented.

The Trust accounts for revenue in accordance with ASC 606 - Revenue from Contracts with Customers. All revenue is recognized as the performance obligations are satisfied. Mesabi Trust holds all of the interests formerly owned by Mesabi Iron Company (“MIC”), including all right, title and interest in the Amendment of Assignment, Assumption and Further Assignment of Peters Lease dated August 17, 1989 among the trustees of Mesabi Trust, Bruce D. Sherling, as Trustee in Bankruptcy for the Estate of Reserve Mining Company, and Cypress Northshore Mining Corporation, predecessor to Northshore Mining Company (referred to as the “Amended Assignment of Peters Lease” or the “Royalty Agreement”). In accordance with the Royalty Agreement, the Trust recognizes revenue for providing access to the lands and minerals only after the consideration that it is entitled to receive is determinable. The Trust is entitled to payment upon production of pellets to be sold for internal use by facilities owned by Cleveland-Cliffs Inc. (“Cliffs”), the parent company of Northshore Mining Company (“Northshore” or “NMC”), or its subsidiaries. As a result, the Trust recognizes revenue for internal use pellets upon production of those pellets, which are deemed to be shipped under the Royalty Agreement, regardless of pellet grade. Pellets that are not designated for internal use by Cliffs, or its subsidiaries, are recognized as revenue upon shipment from Silver Bay, Minnesota. Shipped product and deemed shipped product are hereafter collectively referred to as “shipped.”

Disaggregation of Revenues

The following table represents a disaggregation of royalty revenue for the three months ended April 30, 2025 and April 30, 2024.

	Three Months Ended April 30,
	2025	2024
Base overriding royalties	$2,425,094	$3,417,645
Bonus royalties	1,783,835	2,450,133
Fee royalties	140,543	142,830
Total royalty income	$4,349,472	$6,010,608

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

Bonus royalties

The performance obligation for the bonus royalties consists of providing NMC access to the Peters Lands, Cloquet Lands, and Mesabi Lands and the right to mine on these lands. The consideration to be received from this access under the Amended Assignment of Peters Lease relates to the volume of iron ore shipped, by NMC. The Trust recognizes bonus royalties on a quarterly basis based on shipments for the fiscal quarter at the actual royalty percentage for those shipments and based on the anticipated prices for iron ore products sold under Cliffs’ customer contracts. The Trust is paid royalty bonuses when iron ore products shipped are sold at anticipated prices above a threshold price per ton. The royalty bonus is based on a percentage of the gross proceeds of product shipped. The royalty bonus percentage ranges from 1/2 of 1% of the gross proceeds (on all tonnage shipped for sale at prices between the threshold price and $2.00 above the threshold price) to 3% of the gross proceeds (on all tonnage shipped for sale at prices $10.00 or more above the threshold price). The threshold price is adjusted annually for inflation and is $69.41 per ton for calendar year 2025 and was $67.75 per ton for calendar year 2024.

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

Pursuant to the AAA tribunal’s unanimous final award dated September 6, 2024, Northshore and Cliffs paid Mesabi Trust $71,185,029 on October 4, 2024 as a final award, including interest. This non-recurring revenue was reflected as “Arbitration Award” under “Revenues” on the Trust’s Condensed Statement of Income for the fiscal quarter ended October 31, 2024.

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

Contract asset and contract liability

The contract asset and contract liability are presented net in the accompanying balance sheets as both the contract asset and contract liability are derived from one customer contract. A net contract asset in the amount of $1,179,208 is reflected on the Balance Sheet as of April 30, 2025. The net contract asset is made up of a contract asset in the amount of $1,179,208 and no contract liability. As of January 31, 2025, the Trust recorded a net contract asset in the amount of $240,642, made up of a contract asset of $240,642 and no contract liability. The contract asset relates to variable consideration for base overriding royalties that occurs as a result of escalating base overriding royalty rates earned as thresholds for tons of ore shipped are reached, as described in the base overriding royalties section above. The recorded contract asset represents the additional revenue earned based on the estimated annual royalty rate compared to the effective contracted rate for tons shipped during the period. The contract asset is not available for distribution to the Unitholders until the applicable royalties are actually received by the Trust.

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

Note 4.  On April 15, 2025, the Trustees declared a distribution of $0.56 per Unit of Beneficial Interest payable on May 20, 2025 to Mesabi Trust Unitholders of record at the close of business on April 30, 2025. The declared distribution of $7,347,206 is recorded as a distribution payable on the Condensed Balance Sheet for the quarter ended April 30, 2025 (unaudited) as compared to a distribution payable of $0.29 per Unit of Beneficial Interest for the quarter ended April 30, 2024.

On April 30, 2025, the Trustees received the quarterly royalty report of iron ore production and shipment during the calendar quarter ended March 31, 2025 from Cliffs. See “Recent Developments—Receipt of Quarterly Royalty Report and Royalty Payment from Cliffs” as set forth on page 14 of this Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2025.

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

As of April 30, 2025 and January 31, 2025, the unallocated cash and cash equivalents portion of the Trust’s Unallocated Reserve was comprised of the following components. Cash equivalents consists of U.S. government securities with maturities of 3 months or less as of the date of acquisition by the Trust.

	April 30, 2025	January 31, 2025
Cash and cash equivalents	$24,221,132	$100,204,531
Distribution payable	(7,347,206)	(78,064,060)

Unallocated cash and cash equivalents	$16,873,926	$22,140,471

A reconciliation of the Trust’s Unallocated Reserve and Trust Corpus for the three months ended April 30, 2025 and 2024 is as follows:

	Unallocated	Trust
	Reserve	Corpus	Total
Balances as of January 31, 2025	$23,327,717	$3	$23,327,720

Net income	3,631,208	—	3,631,208
Distributions declared - $0.5600 per unit	(7,347,206)	—	(7,347,206)

Balances as of April 30, 2025	$19,611,719	$3	$19,611,722

	Unallocated	Trust
	Reserve	Corpus	Total
Balances as of January 31, 2024	$20,975,143	$3	$20,975,146

Net income	3,483,785	—	3,483,785
Distributions declared - $0.2900 per unit	(3,804,803)	—	(3,804,803)

Balances as of April 30, 2024	$20,654,125	$3	$20,654,128

Item 2. Trustees’ Discussion and Analysis of Financial Condition and Results of Operations.

This discussion should be read in conjunction with the condensed financial statements and notes presented in this Quarterly Report on Form 10-Q and the financial statements and notes in the last filed Annual Report on Form 10-K for the year ended January 31, 2025 for a full understanding of Mesabi Trust’s financial position and results of operations for the three months ended April 30, 2025.

All references in this discussion and in this Quarterly Report on Form 10-Q to iron ore products “shipped” or “shipments” shall include iron ore products that are actually shipped from Silver Bay, Minnesota and/or stockpiled for intercompany use that Cleveland-Cliffs Inc. (“Cliffs”) has deemed shipped, as referenced by the parties to, and in accordance with, the Amended Assignment of Peters Lease. Following the outcome of the 2019 arbitration, Cliffs began accruing royalty payments to the Trust for both DR pellets and standard pellets to be sold for internal use at facilities owned by Cliffs or its subsidiaries. This accrual method was upheld in the September 6, 2024 award. As a result, the Trust recognizes revenue for Cliffs’ internal use pellets upon production of those pellets, regardless of pellet grade. Pellets produced by Northshore Mining Company (“Northshore” or “NMC”) that are not designated for internal use by Cliffs, or its subsidiaries, and instead are intended for sale to third parties in arms’-length sales, continue to be recognized as revenue upon shipment from Silver Bay, Minnesota.

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

Three types of royalties, as well as royalty bonuses, comprise the Trust’s leasehold royalty income:

●	Base overriding royalties. Base overriding royalties have historically constituted the majority of the Trust’s royalty income. Base overriding royalties are determined by both the volume and selling price of iron ore products shipped. Northshore is obligated to pay the Trust base overriding royalties in varying amounts, based on the volume of iron ore products shipped. Base overriding royalties are calculated as a percentage of the gross proceeds of iron ore products produced at Mesabi Trust Lands (and to a limited extent other lands) and shipped. The percentage ranges from 2-1/2% of the gross proceeds for the first one million tons of iron ore products shipped annually to 6% of the gross proceeds for all iron ore products in excess of four million tons shipped annually. Base overriding royalties are subject to interim and final price adjustments under Cliffs’ customer contracts and, as described elsewhere in this report, such adjustments may be positive or negative.

●	Royalty bonuses. The Trust earns royalty bonuses when iron ore products shipped are sold at prices above a threshold price per ton. The royalty bonus is based on a percentage of the gross proceeds of product shipped. The threshold price is adjusted (but not below $30.00 per ton) on an annual basis for inflation and deflation (the “Adjusted Threshold Price”). The Adjusted Threshold Price is $69.41 per ton for calendar year 2025 and was $67.75 per ton for calendar year 2024. The royalty bonus percentage ranges from 1/2 of 1% of the gross proceeds (on all tonnage shipped for sale at prices between the Adjusted Threshold Price and $2.00 above the Adjusted Threshold Price) to 3% of the gross proceeds (on all tonnage shipped for sale at prices $10.00 or more above the Adjusted Threshold Price). Royalty bonuses are subject to price adjustments under Cliffs’ customer contracts and, as described elsewhere in this report, such adjustments may be positive or negative.

●	Fee royalties. Fee royalties have historically constituted a smaller component of the Trust’s total royalty income. Fee royalties are payable to the Mesabi Land Trust, a Minnesota land trust, which holds a 20% interest as fee owner in the Amended Assignment of Peters Lease. Mesabi Trust holds the entire beneficial interest in the Mesabi Land Trust for which U.S. Bank N.A. acts as the corporate trustee. Mesabi Trust receives the net income of the Mesabi Land Trust, which is generated from royalties on the amount of crude ore mined after the payment of expenses to U.S. Bank N.A. for its services as the corporate trustee. Crude ore is the source of iron oxides used to make iron ore pellets and other products. The fee royalty on crude ore is based on an agreed price per ton, subject to certain indexing.

●	Minimum advance royalties. Northshore’s obligation to pay base overriding royalties and royalty bonuses with respect to the sale of iron ore products generally accrues upon the shipment of those products. However, regardless of whether any shipment has occurred, Northshore is obligated to pay to Mesabi Trust a minimum advance royalty. Each year, the amount of the minimum advance royalty is adjusted (but not below $500,000 per annum) for inflation or deflation. The minimum advance royalty is $1,157,261 for calendar year 2025 and was $1,129,615 for calendar year 2024. Until overriding royalties (and royalty bonuses, if any) for a particular year equal or exceed the minimum advance royalty for the year, Northshore must make quarterly payments of up to 25% of the minimum advance royalty for the year. Because minimum advance royalties are essentially prepayments of base overriding royalties and royalty bonuses earned each year, any minimum advance royalties paid in a fiscal quarter are recouped by credits against base overriding royalties and royalty bonuses earned in later fiscal quarters during the year.

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

As also described elsewhere in this report, the Trust receives a bonus royalty equal to a percentage of the gross proceeds of iron ore products (mined from Mesabi Trust Lands) shipped and sold at prices above the Adjusted Threshold Price. Although 98.3% of all the iron ore products shipped during calendar 2024 was sold at prices higher than the Adjusted Threshold Price, the Trustees are unable to project whether Cliffs will continue to be able to sell iron ore products at prices above the applicable Adjusted Threshold Price, entitling the Trust to any future bonus royalty payments.

In order to calculate the royalties owed by Northshore to the Trust, the 1989 Royalty Agreement requires that Northshore make sales of iron ore products to third parties on an arms’-length basis without regard to any other business relationship between Northshore and the third-party buyer of the iron ore products. In order to calculate royalties on less than arms’-length sales (including sales from Northshore to Cliffs’ corporate affiliates), the Royalty Agreement requires reference to the highest contract price obtained by Northshore in the preceding four calendar quarters in a sale to a buyer not affiliated with Northshore and made on an arms’-length basis. Since Cliffs’ acquisition of ArcelorMittal USA in late-2020, and accelerating after Cliffs’ Toledo HBI plant came online in mid-2021, Northshore has increased the proportion of iron ore mined from the Mesabi Trust Lands that it sells to Cliffs’ corporate affiliates and decreased the proportion of such iron ore that it sells to third parties in arms’-length transactions. Cliffs’ public statements beginning in October 2021 indicated that Cliffs will be limiting the tonnage of iron ore pellets that it sells to third parties from all of its mines, and particularly Northshore, which Cliffs idled from May 2022 to April 2023. Cliffs also said it will continue to run Northshore as a swing operation. For the twelve-month period ended December 31, 2023, Cliffs has reported to the Trust two low volume shipments of iron ore pellets (produced with iron ore principally mined from Mesabi Trust Lands) to a single third-party customer. Cliffs’ quarterly royalty report used the highest price from those two transactions to set the price for royalty purposes for subsequent shipments intended for Cliffs’ affiliates’ internal consumption beginning in July 2023. For the twelve-month period ended December 31, 2024, Cliffs has reported to the Trust four low volume shipments of iron ore pellets (produced with iron ore principally mined from Mesabi Trust Lands) to a single third-party customer. Cliffs’ quarterly royalty report used the highest price from certain of those transactions to set the price for royalty purposes for subsequent shipments intended for Cliffs’ affiliates’ internal consumption beginning in July 2024, subject to the newly reported arms’-length third-party customer sale transaction thereafter. The Trust is continuing to evaluate whether such transactions meet the requirements of the Royalty Agreement. Without consistent arms’-length sales from Northshore to third parties, the calculation of royalties on iron ore Northshore ships to Cliffs’ affiliates could be uncertain under the Royalty Agreement, which could in turn result in potential disputes regarding the amount of royalties owed to the Trust.

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

Results of Operations

Comparison of Iron Ore Pellet Production and Shipments for the Three Months Ended April 30, 2025 and April 30, 2024

As shown in the table below, during the three months ended April 30, 2025, production and shipments of iron ore pellets at Northshore from Mesabi Trust Lands both totaled 637,186 tons. By comparison, pellet production and shipments for the comparable period in 2024 were both 978,498 tons. The decrease in production and shipments is attributable to Northshore being in an extended maintenance shut down in February 2025. For the three months ended April 30, 2025, 100% of shipments originated from Trust lands.

	Pellets Produced from	Pellets Shipped from
	Trust Lands	Trust Lands
Year Ended	(Tons)	(Tons)
April 30, 2025	637,186	637,186
April 30, 2024	978,498	978,498

Comparison of Royalty Income for the Three Months Ended April 30, 2025 and April 30, 2024

As reflected in the table below, the Trust’s total royalty income for the three months ended April 30, 2025 decreased by $1,661,136 to $4,349,472 as compared to the three months ended April 30, 2024. The decrease in total royalty income is attributable to a decrease in production and shipments of iron ore due to an extended maintenance shut down during the three months ended April 30, 2025 as compared to the three months ended April 30, 2024.

The table below shows that the base overriding royalties decreased $992,551 and the bonus royalties decreased by $666,298 for the three months ended April 30, 2025, as compared to the three months ended April 30, 2024. Fee royalties decreased by $2,287 over the same period. The decrease in the base overriding royalties and bonus royalties is attributable to an extended maintenance shut down at Northshore during the three months ended April 30, 2025 as compared to the three months ended April 30, 2024. The decrease in the fee royalties is attributable to a decrease in crude ore mined due to the extended maintenance shut down at Northshore during the three months ended April 30, 2025 as compared to the three months ended April 30, 2024.

The table below summarizes the components of Mesabi Trust’s total royalty income for the three months ended April 30, 2025 and April 30, 2024, respectively:

	Three Months Ended April 30,
	2025	2024
Base overriding royalties	$2,425,094	$3,417,645
Bonus royalties	1,783,835	2,450,133
Fee royalties	140,543	142,830
Total royalty income	$4,349,472	$6,010,608

Comparison of Net Income, Expenses and Distributions for the Three Months Ended April 30, 2025 and April 30, 2024

Net income for the three months ended April 30, 2025 was $3,631,208, an increase of $147,423 as compared to the three months ended April 30, 2024. The increase in net income for the three months ended April 30, 2025 is primarily attributable to a decrease in expenses during the quarter ended April 30, 2025 compared to the same period in the prior year. The Trust’s expenses for the three months ended April 30, 2025 were $1,103,334, a decrease of $1,663,453 compared to the expenses for the three months ended April 30, 2024. The decrease in expenses was primarily attributable to a decrease in legal fees and expenses incurred for the three months ended April 30, 2025 as compared to the prior comparable period during which the Trust was engaged in active arbitration. The decrease in royalty income is due to Northshore being in an extended maintenance shut down during the three months ended April 30, 2025. The table below summarizes the Trust’s income and expenses for the three months ended April 30, 2025 and April 30, 2024, respectively.

	Three Months Ended April 30,
	2025	2024
Total royalty income	$4,349,472	$6,010,608
Interest income	385,070	239,964
Total revenues	4,734,542	6,250,572
Expenses	1,103,334	2,766,787
Net income	$3,631,208	$3,483,785

As presented on the “Trust’s Condensed Statements of Income” on page 3 of this quarterly report, the Trust’s net income per unit increased $0.0113 per unit to $0.2768 per unit for the fiscal quarter ended April 30, 2025 as compared to the fiscal quarter ended

April 30, 2024. On April 15, 2025, the Trust declared a distribution of $0.56 per unit payable on May 20, 2025 to Unitholders of record on April 30, 2025. Comparatively, the Trust declared a distribution of $0.29 per unit during the quarter ended April 30, 2024.

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

Comparison of Unallocated Reserve as of April 30, 2025, April 30, 2024 and January 31, 2025

As set forth in the table below, Unallocated Reserve decreased from $20,654,125 as of April 30, 2024 to $19,611,719 as of April 30, 2025. The decrease in Unallocated Reserve as of April 30, 2025, as compared to April 30, 2024, is primarily the result of a decrease in unallocated cash and cash equivalents due to the extended maintenance shut down in February 2025 during which minimal production or shipments occurred.

	April 30,		% increase
	2025	2024	(decrease)
Accrued Income Receivable	$1,916,756	$1,828,842	4.8%
Contract Asset	1,179,208	1,559,969	(24.4)%
Unallocated Cash and Cash Equivalents	16,873,926	17,825,170	(5.3)%
Prepaid Expenses and (Accrued Expenses), net	(358,171)	(559,856)	(36.0)%
Unallocated Reserve	$19,611,719	$20,654,125	(5.0)%

The Trust’s Unallocated Reserve as of April 30, 2025 decreased by $3,715,998 to $19,611,719, as compared to the fiscal year ended January 31, 2025. The decrease in the Unallocated Reserve as of April 30, 2025, as compared to January 31, 2025, is the result of a decrease in unallocated cash and cash equivalents offset by an increase in accrued income receivable and the contract asset. The decrease in the unallocated cash and cash equivalents portion of the Unallocated Reserve is attributable to the extended maintenance shut down at Northshore during the three months ended April 30, 2025, during which minimal mining, production and shipments occurred. The increase in the accrued income receivable portion of the unallocated reserve is attributed to an increase in shipments in the last month of fiscal quarter ended April 30, 2025 as compared to the last month of the fiscal year ended January 31, 2025. The increase in the contract asset portion of the unallocated reserve is attributed to estimates of variable consideration related to shipment calendar year-to-date April 30, 2025, as compared to only one month of shipments for the quarter ended January 31, 2025. See “Note 2” for further discussion of contract asset and contract liability.

			% increase
	April 30, 2025	January 31, 2025	(decrease)
Accrued Income Receivable	$1,916,756	$1,160,761	65.1%
Contract Asset	1,179,208	240,642	390.0%
Unallocated Cash and Cash Equivalents	16,873,926	22,140,471	(23.8)%
Prepaid Expenses and (Accrued Expenses), net	(358,171)	(214,157)	67.2%
Unallocated Reserve	$19,611,719	$23,327,717	(15.9)%

It is possible that future negative price adjustments could offset, or even eliminate, future royalties or royalty income that would otherwise be payable to the Trust in any particular quarter, or at year end, thereby potentially reducing cash available for distribution to the Trust’s Unitholders in future quarters. See the discussion under the heading “Risk Factors” beginning on page 4 of the Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 2025 (filed April 24, 2025).

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

Recent Developments

Receipt of Quarterly Royalty Report and Royalty Payment from Cliffs

On April 30, 2025, the Trustees of Mesabi Trust received the quarterly royalty report (“Royalty Report”) from Cliffs, the parent company of Northshore.

As reported to Mesabi Trust by Cliffs in the Royalty Report, based on shipments of iron ore products by Northshore during the three months ended March 31, 2025, Mesabi Trust was credited with a base royalty of $1,067,762. For the three months ended March 31, 2025, Mesabi Trust was also credited with a bonus royalty in the amount of $1,281,315. The royalty payment received by the Trust did not include any adjustments related to prior quarters. In addition, a royalty payment of $73,252 was paid to the Mesabi Land Trust. Accordingly, the total royalty payments received by Mesabi Trust on April 30, 2025 from Cliffs were $2,422,329.

The royalties paid to Mesabi Trust are based on the volume of iron ore pellets and other products produced or shipped during the quarter and the year to date, the pricing of iron ore product sales (if any), and the percentage of iron ore pellet production and shipments from Mesabi Trust lands rather than from non-Mesabi Trust lands. In the first calendar quarter of 2025, Cliffs credited Mesabi Trust with 457,728 tons of iron ore shipped, as compared to 1,006,692 tons shipped during the first calendar quarter of 2024.

Cliffs’ Royalty Report reflected no additional third party arms’-length sale transactions of iron ore pellets since reporting two low volume shipments of iron ore pellets to a single third-party customer in December 2024.

The volume of iron ore pellets (and other iron ore products) produced or shipped by Northshore varies from quarter to quarter and year to year based on a number of factors, including, among others, Cliffs’ decisions to idle Northshore operations (which last occurred from May 2022 until April 2023), the requested delivery schedules of customers (including affiliates), general economic conditions in the iron ore and steel industries, the production schedules at Northshore, and weather conditions on the Great Lakes. These multiple factors can result in significant variations in royalties received by Mesabi Trust (and in turn, the resulting funds available for distribution to Unitholders by Mesabi Trust) from quarter to quarter and from year to year. These variations, which can be positive or negative, cannot be predicted by the Trustees of Mesabi Trust. Based on the above factors, and as indicated by Mesabi Trust’s historical distribution payments, the royalties received by Mesabi Trust, and the distributions paid to Unitholders, if any, in any particular quarter are not necessarily indicative of royalties that will be received, or distributions that will be paid, if any, in any subsequent quarter or full year.

Mesabi Trust’s Prior Announcement of a Fifty-Six Cents Distribution

On April 15, 2025, Mesabi Trust issued a press release announcing that the Trustees of Mesabi Trust declared a distribution of fifty-six cents ($0.56) per Unit of Beneficial Interest payable on May 20, 2025 to Mesabi Trust Unitholders of record at the close of business on April 30, 2025. This compares to a twenty-nine cents ($0.29) per Unit distribution declared for the same period last year.

Cleveland-Cliffs Reported First-Quarter 2025 Results

Cleveland-Cliffs Inc. First Quarter 2025 Consolidated Results

On May 7, 2025, Cliffs, the parent company of Northshore (the owner/operator of the Mesabi Trust lands), issued a press release in which it reported first quarter consolidated results for the period ended March 31, 2025.

As reported, Cliffs’ consolidated revenues for the period ended March 31, 2025 were $4.6 billion, compared to $4.3 billion in the fourth quarter of 2024. For the first quarter of 2025, Cliffs reported that it recorded a GAAP net loss of $483 million, or $1.00 per diluted share, with an adjusted net loss of $456 million, or $0.92 per diluted share. As reported by Cliffs, this compared to a fourth quarter 2024 GAAP net loss of $434 million, or $0.92 per diluted share, with an adjusted net loss of $332 million, or $0.68 per diluted share.

For the first quarter of 2025, Cliffs reported an Adjusted EBITDA loss of $174 million, compared to an Adjusted EBITDA loss of $81 million in the fourth quarter of 2024.

Cleveland-Cliffs Inc. Reported Operational Changes

As reported by Cliffs on May 7, 2025, Cliffs reported that between March and May of 2025, it made the decision to fully or partially idle six facilities to optimize its footprint, reposition away from loss-making operations, and release excess working capital. According to Cliffs, these actions are expected to result in savings of over $300 million annually, not including additional savings in overhead and improved productivity at other locations. As reported by Cliffs, the announced idles are not expected to impact flat-rolled steel output. These actions included: a full idle of the Minorca mine and partial idle of the Hibbing Taconite mine, each in Minnesota, primarily to re-balance working capital needs and consume excess pellet inventory produced in 2024; an idle of the blast furnace, BOF steel shop, and continuous casting facilities at Dearborn Works in Michigan, to be replaced with more cost-efficient production upon restarting the #6 blast furnace at Cleveland Works; a full idle of the Steelton, Pennsylvania rail facility, primarily as a result of excess rail imports, continued underperformance, and financial losses; a full idle of the Conshohocken, Pennsylvania plate finishing facility, primarily as a result of continued underperformance and financial losses; and a full idle of the Riverdale, Illinois compact strip mill facility, primarily due to an uncompetitive cost structure and ability to run the neighboring Indiana Harbor facility more efficiently. In addition, Cliffs said it will no longer be deploying capital toward the development of a transformer production plant in Weirton, West Virginia, due to changes in scope from the project partner that no longer meet Cliffs’ investment requirements.

Northshore’s Proposed Project at Mile Post 7 Tailings Basin and Minnesota Litigation Update

On March 1, 2024, the Minnesota Department of Natural Resources (“DNR”) issued an order concluding that Northshore’s proposed project relating to the Milepost 7 tailings basin does not require an environmental impact statement (“EIS”) to proceed. On February 3, 2025, the Minnesota Court of Appeals reversed the DNR’s decision that an EIS was not needed, concluding it was “arbitrary and capricious” and in error. The Court remanded the case to the DNR for a new determination of whether the cumulative potential environmental impact of both the proposed project and the ongoing and future effects of the Milepost 7 tailings basin requires an EIS for the proposed project.

On March 5, 2025, both the DNR and Northshore petitioned the Minnesota Supreme Court to review the Court of Appeals’ decision. The relator, WaterLegacy, opposed the petition and, on March 26, filed a motion to stay Northshore’s construction of the proposed project pending the resolution of the litigation. The DNR and Northshore both opposed the stay on substantive and procedural grounds. Northshore argued that any stay of its Milepost 7 tailings basin DNR Master Permit and five-year operating plan, “regardless of length, could require Northshore to cease operations at the Tailings Basin, which would necessitate the shutdown of Northshore’s iron ore pellet manufacturing operations entirely, and would result in significant economic harm to both Northshore and the local economy.”

On May 13, 2025, the Minnesota Supreme Court denied Cliffs’ and the DNR’s petitions for review, thereby leaving in place the Court of Appeals’ reversal decision and remand back to the DNR. In the same decision, the Minnesota Supreme Court also denied WaterLegacy’s motion to stay Northshore’s construction of the proposed project.

The Trustees are unable to predict what impact, if any, the Minnesota Court of Appeals’ decision to reverse and remand the DNR order will have on mining, production and shipments of iron ore products from Northshore or future royalties payable to the Trust.

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

Although the Mesabi Trustees believe that any such forward-looking statements are based on reasonable assumptions, such statements are subject to risks and uncertainties, which could cause actual results to differ materially. Additional information concerning these and other risks and uncertainties is contained in Mesabi Trust’s filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the fiscal year ended January 31, 2025 (filed April 24, 2025). Mesabi

Trust undertakes no obligation to publicly update or revise any of the forward-looking statements made herein to reflect events or circumstances after the date hereof.

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

Neither Mesabi Trust nor the Trustees have any control over the operations and activities of Northshore, except within the framework of the Amended Assignment of Peters Lease, and the framework of the Peters Lease (by virtue of Mesabi Land Trust’s interest in that Lease). Cliffs alone controls (i) historical operating data, including iron ore production volumes, decisions to reduce or idle the Northshore plant and mining operations, marketing of iron ore products, operating and capital expenditures as they relate to Northshore, environmental and other liabilities and the effects of regulatory changes; (ii) plans for Northshore’s future operating and capital expenditures; (iii) geological data relating to ore reserves; (iv) projected production of iron ore products; (v) contracts between Cliffs and Northshore with their customers; and (vi) the decision to mine off Mesabi Trust and/or state lands, based on Cliffs’ current mining and engineering plan. The Trustees do not exert any influence over mining operational decisions at Northshore, nor do the Trustees provide any input regarding the ore reserve estimated at Northshore as reported by Cliffs. While the Trustees request relevant information from Cliffs and Northshore in accordance with the Royalty Agreement for use in periodic reports as part of their evaluation of Mesabi Trust’s disclosure controls and procedures, the Trustees do not control this information and they rely on the information in Cliffs’ periodic and current filings with the SEC to provide accurate and timely information in Mesabi Trust’s reports filed with the SEC.

In accordance with the Agreement of Trust and the Amendment, the Trustees are entitled to, and in fact do, rely upon certain experts in good faith, including (i) the independent consultants they have contracted with, with respect to monthly production and shipment reports, which include figures on crude ore production and iron ore pellet shipments, and discussions concerning the condition and accuracy of the scales and plans regarding the development of Mesabi Trust’s mining property; and (ii) the accounting firm they have contracted with for non-audit services, including reviews of financial data related to shipping and sales reports provided by Northshore and a review of the schedule of leasehold royalties payable to Mesabi Trust.

For a discussion of additional factors, including but not limited to those that could adversely affect Mesabi Trust’s actual results and performance, see “Risk Factors” set forth on pages 4 through 19 of Mesabi Trust’s Annual Report on Form 10-K for the fiscal year-ended January 31, 2025.

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

There have been no material changes in the Trust’s critical accounting policies or significant accounting estimates during the three months ended April 30, 2025. For a complete description of the Trust’s significant accounting policies, please see Note 2 to the financial statements included in the Trust’s Annual Report on Form 10-K for the year ended January 31, 2025 (filed April 24, 2025).

Certain Tax Information

The Trust is not taxable as a corporation for federal or state income tax purposes and is instead qualified as a nontaxable grantor trust. Since the Trust’s inception, all net taxable income is annually attributable directly to Unitholders for tax purposes regardless of whether the income is distributed or retained by the Trust in its reserve account. As such, in lieu of the Trust paying income taxes, Unitholders report their pro rata share of the various items of Trust income and deductions on their income tax returns. This reporting is required whether or not the earnings of the Trust are distributed as to Unitholders. During calendar year 2024, any funds retained to increase the Trust’s unallocated reserve, which were derived from reportable royalty income and other proceeds, will nonetheless become taxable as reportable income to Unitholders, depending on each individual’s personal tax situation. Information regarding the background on the changes in the Trust’s unallocated reserve is described above under “Results of Operations — Comparison of Unallocated Reserve as of April 30, 2025, April 30, 2024 and January 31, 2025” beginning on page 13. Unitholders are encouraged to consult with their own tax advisors to plan for any financial impact related to this and to review their personal tax situations related to investing in, holding or selling units of beneficial interest in Mesabi Trust.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes in the Trust’s risk factors as described in “Risk Factors” set forth on pages 4 through 19 of Mesabi Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 2025 (filed April 24, 2025).

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Mine Safety and Health Administration Safety Data. Pursuant to §1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, Cliffs started reporting information related to certain mine safety results at Northshore. This information is available in Part II, Item 4 of Cliffs’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, filed with the SEC on May 8, 2025.

Rule 10b5-1 Plan and Non-Rule 10b5-1 Trading Arrangement Adoptions, Terminations, and Modifications. During the three months ended April 30, 2025, none of the Trustees adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of SEC Regulation S-K.

Item 6. Exhibits.

(a)Exhibits

The following exhibits are being filed or furnished with this Quarterly Report on Form 10-Q:

Exhibit No.	Exhibit	Filing Method

31	Certification of Corporate Trustee of Mesabi Trust pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certification of Corporate Trustee of Mesabi Trust pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

99.1	Report of Boulay PLLP, dated June 12, 2025 regarding its review of the unaudited interim financial statements of Mesabi Trust as of and for the three months ended April 30, 2025	Filed herewith

101	Inline XBRL Instance Document	Filed herewith

104	Cover Page Interactive Data File	Embedded within the Inline XBRL document and contained in Exhibit 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MESABI TRUST
(Registrant)

	By:	DEUTSCHE BANK TRUST COMPANY AMERICAS
Corporate Trustee
Principal Administrative Officer and duly authorized signatory:*

June 12, 2025		By:	/s/ Chris Niesz
Name: Chris Niesz*
Title: Director

* There are no principal executive officers or principal financial officers of the registrant.