Form 10-Q
period 2025-07-31
MESABI TRUST
filed 2025-09-15
CIK 65172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2025

or

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

As of September 15, 2025, there were 13,120,010 Units of Beneficial Interest in Mesabi Trust outstanding.

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

For a discussion of the factors, including without limitation, those that could materially and adversely affect Mesabi Trust’s actual results and performance, see “Risk Factors” set forth on pages 4 through 19 of Mesabi Trust’s Annual Report for the fiscal year ended January 31, 2025. These risks and uncertainties are not exclusive and further information concerning the Trust, including factors that potentially could materially affect our operating results, financial condition or the market price of the Units, may emerge from time to time. Mesabi Trust undertakes no obligation, other than that imposed by law, to make any revisions to the forward-looking statements contained in this filing or to update them to reflect circumstances occurring after the date of this filing. We advise you, however, to consult any further disclosures we make on related subjects in our future Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K and Current Reports on Form 8-K that we file with or furnish to the Securities and Exchange Commission.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements. (Note 1)

Mesabi Trust

Condensed Statements of Income

Three and Six Months Ended July 31, 2025 and 2024

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2025	2024	2025	2024
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
A. Condensed Statements of Income

Revenues
Royalty income	$5,416,904	$6,254,719	$9,766,376	$12,265,326
Interest	189,851	235,190	574,921	475,154

Total revenues	5,606,755	6,489,909	10,341,297	12,740,480

Expenses	862,873	1,092,015	1,966,206	3,858,802

Net income	$4,743,882	$5,397,894	$8,375,091	$8,881,678

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING
Number of units outstanding	13,120,010	13,120,010	13,120,010	13,120,010

Net income per unit (Note 2)	$0.3616	$0.4114	$0.6383	$0.6770

Distributions declared per unit (Note 4)	$0.1200	$0.3000	$0.6800	$0.5900

See Notes to Condensed Financial Statements.

Mesabi Trust

Condensed Balance Sheets

July 31, 2025 and January 31, 2025

	July 31, 2025	January 31, 2025
	(unaudited)
B. Condensed Balance Sheets

Assets
Cash and cash equivalents	$21,249,191	$100,204,531
Accrued income receivable	1,443,875	1,160,761
Contract asset	1,765,388	240,642
Prepaid expenses	318,205	122,518
Current assets	24,776,659	101,728,452

Fixed property, including intangibles, at nominal values

Assignments of leased property

Amended assignment of Peters Lease	1	1

Assignment of Cloquet Leases	1	1

Certificate of beneficial interest for 13,120,010 units of Land Trust	1	1
	3	3

Total assets	$24,776,662	$101,728,455

Liabilities, Unallocated Reserve And Trust Corpus

Liabilities
Distribution payable	$1,574,401	$78,064,060
Accrued expenses	421,058	336,675
Total liabilities	1,995,459	78,400,735

Unallocated reserve	22,781,200	23,327,717

Trust corpus	3	3

Total liabilities, unallocated reserve and trust corpus	$24,776,662	$101,728,455

See Notes to Condensed Financial Statements.

Mesabi Trust

Condensed Statements of Cash Flows

Six Months Ended July 31, 2025 and 2024

	Six Months Ended
	July 31,
	2025	2024
	(unaudited)	(unaudited)
C. Condensed Statements of Cash Flows

Operating activities
Royalties received	$7,727,463	$10,385,169
Interest received	805,974	442,643
Expenses paid	(2,077,510)	(4,517,924)

Net cash from operating activities	6,455,927	6,309,888

Financing activity
Distributions to unitholders	(85,411,267)	(8,659,207)

Net change in cash and cash equivalents	(78,955,340)	(2,349,319)

Cash and cash equivalents, beginning of period	100,204,531	23,980,448

Cash and cash equivalents, end of period	$21,249,191	$21,631,129

Reconciliation of net income to net cash from operating activities

Net income	$8,375,091	$8,881,678
Increase in accrued income receivable	(283,114)	(624,332)
Increase in contract asset	(1,524,746)	(1,288,336)
(Increase) decrease in prepaid expense	(195,687)	4,971
Increase (decrease) in accrued expenses	84,383	(664,093)

Net cash from operating activities	$6,455,927	$6,309,888

Non cash financing activity

Distributions declared and payable	$1,574,401	$3,936,003

See Notes to Condensed Financial Statements.

Mesabi Trust

Notes to Condensed Financial Statements

July 31, 2025 (Unaudited)

Note 1.  The condensed financial statements and notes to the condensed financial statements of Mesabi Trust (the “Trust”) included herein have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Trustees of Mesabi Trust (the “Trustees”), all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the results of operations for the three and six months ended July 31, 2025 and 2024, (b) the financial position as of July 31, 2025 and (c) the cash flows for the six months ended July 31, 2025 and 2024, have been made. For further information, refer to the financial statements and footnotes included in Mesabi Trust’s Annual Report on Form 10-K for the year ended January 31, 2025.

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

Disaggregation of Revenues

The following table represents a disaggregation of royalty revenue for the three and six months ended July 31, 2025 and July 31, 2024.

	Three Months Ended July 31,
	2025	2024
Base overriding royalties	$3,216,028	$3,564,067
Bonus royalties	2,018,440	2,546,664
Fee royalties	182,436	143,988
Total royalty income	$5,416,904	$6,254,719

	Six Months Ended July 31,
	2025	2024
Base overriding royalties	$5,641,122	$6,981,711
Bonus royalties	3,802,274	4,996,797
Fee royalties	322,980	286,818
Total royalty income	$9,766,376	$12,265,326

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

The royalty percentage paid to the Trust increases as the aggregate tonnage of iron ore products shipped, attributable to the Trust in any calendar year increases. The Trust earns a 2.5% royalty on the first million tons shipped in a calendar year, 3.5% on the second million tons, 5.0% on the third million tons, 5.5% on the fourth million tons and 6.0% beyond four million tons. The base overriding royalties contain variable consideration, as the transaction price is based on a percentage that varies based on the total cumulative tons of iron ore shipped. Under the Royalty Agreement, measurement of the total cumulative volumes of iron ore shipped and the applicable royalty percentages are reset at the beginning of each calendar year. The Trust estimates the variable consideration it expects to be entitled to receive based on the estimated average royalty percentage over the calendar year periods that are included in the Trust’s fiscal year. The Trust evaluates the estimate of the variable consideration to determine whether the estimate needs to be constrained and includes the variable consideration in the transaction price only to the extent that it is probable that a significant reversal of the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The Trust estimates the base overriding royalty percentage using the expected value method, which calculates the estimate based on historical, current, and forecasted shipments. At each quarter end, the Trust updates its estimate of total tons expected to be shipped for the calendar year and applies the estimated annual royalty rate to actual tons shipped in the quarter. The Trust recognizes revenue for base overriding royalties on a quarterly basis based on actual shipments, the estimated annual royalty rate and estimated prices for iron ore products sold under Cliffs’ customer contracts.

Bonus royalties

The performance obligation for the bonus royalties consists of providing NMC access to the Peters Lands, Cloquet Lands, and Mesabi Lands and the right to mine on these lands. The consideration to be received from this access under the Amended Assignment of Peters Lease relates to the volume of iron ore shipped by NMC. The Trust recognizes bonus royalties on a quarterly basis based on shipments for the fiscal quarter at the actual royalty percentage for those shipments and based on the anticipated prices for iron ore products sold under Cliffs’ customer contracts. The Trust is paid royalty bonuses when iron ore products shipped are sold at anticipated prices above a threshold price per ton. The royalty bonus is based on a percentage of the gross proceeds of product shipped. The royalty bonus percentage ranges from 1/2 of 1% of the gross proceeds (on all tonnage shipped for sale at prices between the threshold price and $2.00 above the threshold price) to 3% of the gross proceeds (on all tonnage shipped for sale at prices $10.00 or more above the threshold price). The threshold price is adjusted annually for inflation and is $69.41 per ton for calendar year 2025 and was $67.75 per ton for calendar year 2024.

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

Pursuant to the AAA tribunal’s unanimous final award dated September 6, 2024, Northshore and Cliffs paid Mesabi Trust $71,185,029 on October 4, 2024 as a final award, including interest. This non-recurring revenue was reflected as “Arbitration Award” under “Revenues” on the Trust’s Condensed Statement of Income for the quarter ended October 31, 2024.

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

Contract asset and contract liability

The contract asset and contract liability are presented net in the accompanying balance sheets as both the contract asset and contract liability are derived from one customer contract. A net contract asset in the amount of $1,765,388 is reflected on the Balance Sheet as of July 31, 2025. The net contract asset is made up of a contract asset in the amount of $1,765,388 and no contract liability. As of January 31, 2025, the Trust recorded a net contract asset in the amount of $240,642, made up of a contract asset of $240,642 and no contract liability. The contract asset relates to variable consideration for base overriding royalties that occurs as a result of escalating base overriding royalty rates earned as thresholds for tons of ore shipped are reached, as described in the base overriding royalties section above. The recorded contract asset represents the additional revenue earned based on the estimated annual royalty rate compared to the effective contracted rate for tons shipped during the period. The contract asset is not available for distribution to the Unitholders until the applicable royalties are actually received by the Trust.

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

Note 4.  On July 11, 2025, the Trustees declared a distribution of $0.12 per Unit of Beneficial Interest payable on August 20, 2025 to Mesabi Trust Unitholders of record at the close of business on July 30, 2025. The declared distribution of $1,574,401 is recorded as a distribution payable on the Condensed Balance Sheet for the quarter ended July 31, 2025 (unaudited) as compared to a distribution payable of $0.30 per Unit of Beneficial Interest for the quarter ended July 31, 2024.

On July 30, 2025, the Trustees received the quarterly royalty report of iron ore production and shipment during the calendar quarter ended June 30, 2025 from Cliffs. See “Recent Developments— Receipt of Quarterly Royalty Report and Royalty Payment from Cliffs” as set forth on page 15 of this Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2025.

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

As of July 31, 2025 and January 31, 2025, the unallocated cash and cash equivalents portion of the Trust’s Unallocated Reserve was comprised of the following components. Cash equivalents consists of U.S. government securities with maturities of 3 months or less as of the date of acquisition by the Trust.

	July 31, 2025	January 31, 2025
Cash and cash equivalents	$21,249,191	$100,204,531
Distribution payable	(1,574,401)	(78,064,060)

Unallocated cash and cash equivalents	$19,674,790	$22,140,471

A reconciliation of the Trust’s Unallocated Reserve and Trust Corpus for the three and six months ended July 31, 2025 and 2024 is as follows:

	Unallocated	Trust
	Reserve	Corpus	Total
Balances as of January 31, 2025	$23,327,717	$3	$23,327,720

Net income	8,375,091	—	8,375,091
Distributions declared - $0.6800 per unit	(8,921,608)	—	(8,921,608)

Balances as of July 31, 2025	$22,781,200	$3	$22,781,203

	Unallocated	Trust
	Reserve	Corpus	Total
Balances as of April 30, 2025	$19,611,719	$3	$19,611,722

Net income	4,743,882	—	4,743,882
Distributions declared - $0.1200 per unit	(1,574,401)	—	(1,574,401)

Balances as of July 31, 2025	$22,781,200	$3	$22,781,203

	Unallocated	Trust
	Reserve	Corpus	Total
Balances as of January 31, 2024	$20,975,143	$3	$20,975,146

Net income	8,881,678	—	8,881,678
Distributions declared - $0.5900 per unit	(7,740,806)	—	(7,740,806)

Balances as of July 31, 2024	$22,116,015	$3	$22,116,018

	Unallocated	Trust
	Reserve	Corpus	Total
Balances as of April 30, 2024	$20,654,125	$3	$20,654,128

Net income	5,397,894	—	5,397,894
Distributions declared - $0.3000 per unit	(3,936,004)	—	(3,936,004)

Balances as of July 31, 2024	$22,116,015	$3	$22,116,018

Item 2. Trustees’ Discussion and Analysis of Financial Condition and Results of Operations.

This discussion should be read in conjunction with the condensed financial statements and notes presented in this Quarterly Report on Form 10-Q and the financial statements and notes in the last filed Annual Report on Form 10-K for the year ended January 31, 2025 for a full understanding of Mesabi Trust’s financial position and results of operations for the three and six months ended July 31, 2025.

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

Three types of royalties, as well as royalty bonuses, comprise the Trust’s leasehold royalty income:

●	Base overriding royalties. Base overriding royalties have historically constituted the majority of the Trust’s royalty income. Base overriding royalties are determined by both the volume and selling price of iron ore products shipped. Northshore is obligated to pay the Trust base overriding royalties in varying amounts, based on the volume of iron ore products shipped. Base overriding royalties are calculated as a percentage of the gross proceeds of iron ore products produced at Mesabi Trust Lands (and to a limited extent other lands) and shipped. The percentage ranges from 2-1/2% of the gross proceeds for the first one million tons of iron ore products shipped annually to 6% of the gross proceeds for all iron ore products in excess of four million tons shipped annually. Base overriding royalties typically are subject to interim and final price adjustments under Cliffs’ customer contracts (to the extent they are utilized) and, as described elsewhere in this report, such adjustments may be positive or negative.

●	Royalty bonuses. The Trust earns royalty bonuses when iron ore products shipped are sold at prices above a threshold price per ton. The royalty bonus is based on a percentage of the gross proceeds of product shipped. The threshold price is adjusted (but not below $30.00 per ton) on an annual basis for inflation and deflation (the “Adjusted Threshold Price”). The Adjusted Threshold Price is $69.41 per ton for calendar year 2025 and was $67.75 per ton for calendar year 2024. The royalty bonus percentage ranges from 1/2 of 1% of the gross proceeds (on all tonnage shipped for sale at prices between the Adjusted Threshold Price and $2.00 above the Adjusted Threshold Price) to 3% of the gross proceeds (on all tonnage shipped for sale at prices $10.00 or more above the Adjusted Threshold Price). Royalty bonuses typically are subject to price adjustments under Cliffs’ customer contracts (to the extent they are utilized) and, as described elsewhere in this report, such adjustments may be positive or negative.

●	Fee royalties. Fee royalties have historically constituted a smaller component of the Trust’s total royalty income. Fee royalties are payable to the Mesabi Land Trust, a Minnesota land trust, which holds a 20% interest as fee owner in the Amended Assignment of Peters Lease. Mesabi Trust holds the entire beneficial interest in the Mesabi Land Trust for which U.S. Bank N.A. acts as the corporate trustee. Mesabi Trust receives the net income of the Mesabi Land Trust, which is generated from royalties on the amount of crude ore mined after the payment of expenses to U.S. Bank N.A. for its services as the corporate trustee. Crude ore is the source of iron oxides used to make iron ore pellets and other products. The fee royalty on crude ore is based on an agreed price per ton, subject to certain indexing.

●	Minimum advance royalties. Northshore’s obligation to pay base overriding royalties and royalty bonuses with respect to the sale of iron ore products generally accrues upon the shipment of those products. However, regardless of whether any shipment has occurred, Northshore is obligated to pay to Mesabi Trust a minimum advance royalty. Each year, the amount of the minimum advance royalty is adjusted (but not below $500,000 per annum) for inflation or deflation. The minimum advance royalty is $1,157,261 for calendar year 2025 and was $1,129,615 for calendar year 2024. Until overriding royalties (and royalty bonuses, if any) for a particular year equal or exceed the minimum advance royalty for the year, Northshore must make quarterly payments of up to 25% of the minimum advance royalty for the year. Because minimum advance royalties are essentially prepayments of base overriding royalties and royalty bonuses earned each year, any minimum advance royalties paid in a fiscal quarter are recouped by credits against base overriding royalties and royalty bonuses earned in later fiscal quarters during the year.

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

During the course of its typical fiscal year, historically some portion of royalties expected to be paid to Mesabi Trust would be based in part on estimated prices for certain iron ore products sold under some of the Cliffs’ customer contracts. Generally, Cliffs’ customer contracts have typically used estimated prices which are subject to interim and final pricing adjustments, which can be positive or negative, and are dependent in part on multiple price and inflation index factors that are not known until after the end of a contract year. Even though Mesabi Trust is not a party to the Cliffs’ customer contracts, these adjustments can result in significant variations in royalties payable to Mesabi Trust (and, in turn, the resulting amount available for distribution to Unitholders by the Trust) from quarter to quarter and on a comparative historical basis, and these variations, which can be positive or negative, cannot be predicted by the Trust. In either case, when used in Cliffs’ third party customer contracts, these price adjustments would impact future royalties payable to the Trust and, in turn, would impact cash reserves that may become available for distribution to Unitholders.

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

In order to calculate the royalties owed by Northshore to Mesabi Trust, the 1989 Royalty Agreement requires that Northshore make sales of iron ore products to third parties on an arms’-length basis without regard to any other business relationship between Northshore and the third-party buyer of the iron ore products. In order to calculate royalties on less than arms’-length sales (including sales from Northshore to Cliffs’ corporate affiliates), the Royalty Agreement requires reference to the highest contract price obtained by Northshore in the preceding four calendar quarters in a sale to a buyer not affiliated with Northshore and made on an arms’-length basis. Since Cliffs’ acquisition of ArcelorMittal USA in late-2020, and accelerating after Cliffs’ Toledo HBI plant came online in mid-2021, Northshore has increased the proportion of iron ore mined from the Mesabi Trust Lands that it sells to Cliffs’ corporate affiliates and decreased the proportion of such iron ore that it sells to third parties in arms’-length transactions. Cliffs’ public statements beginning in October 2021 have indicated that Cliffs will be limiting the tonnage of iron ore pellets that it sells to third parties from all of its mines, and particularly Northshore, which Cliffs idled from May 2022 to April 2023. Cliffs also said it will continue to run

Northshore as a swing operation. For the twelve-month period ended December 31, 2023, Cliffs has reported to the Trust two low volume shipments of iron ore pellets (produced from iron ore principally mined from Mesabi Trust Lands) to a single third-party customer. Cliffs’ quarterly royalty report used the highest price from those two transactions to set the price for royalty purposes for subsequent shipments intended for Cliffs’ affiliates internal consumption beginning in July 2023. For the twelve-month period ended December 31, 2024, Cliffs has reported to the Trust four low volume shipments of iron ore pellets (produced with iron ore principally mined from Mesabi Trust Lands) to a single third-party customer. Cliffs’ quarterly royalty report used the highest price from certain of those transactions to set the price for royalty purposes for subsequent shipments intended for Cliffs’ affiliates’ internal consumption beginning in July 2024, subject to the newly reported arms’-length third-party customer sales transactions thereafter. According to Cliffs’ quarterly royalty reports, beginning with the third calendar quarter of 2025, the highest contract price obtained by Northshore in the preceding four calendar quarters in a sale to a buyer not affiliated with Northshore and made on an arms’-length basis decreased, resulting in a lower bonus royalty rate for the Trust beginning July 1, 2025. The Trust is continuing to evaluate whether such transactions meet the requirements of the Royalty Agreement. Without consistent arms’-length sales from Northshore to third parties, the calculation of royalties on iron ore Northshore ships to Cliffs’ affiliates could be uncertain under the Royalty Agreement, which could in turn result in potential disputes regarding the amount of royalties owed to the Trust.

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

Results of Operations

Comparison of Iron Ore Pellet Production and Shipments for the Three and Six Months Ended July 31, 2025 and July 31, 2024

As shown in the table below, during the three months ended July 31, 2025, production and shipments of iron ore pellets at Northshore from Mesabi Trust Lands both totaled 943,955 tons. By comparison, pellet production and shipments for the comparable period in 2024 were both 974,532 tons. The decrease in production and shipments is attributable to lower demand from Northshore’s customers as compared to the prior comparable period. For the three months ended July 31, 2025, 100% of shipments originated from Trust lands.

	Pellets Produced from	Pellets Shipped from
	Trust Lands	Trust Lands
Year Ended	(Tons)	(Tons)
July 31, 2025	943,955	943,955
July 31, 2024	974,532	974,532

As shown in the table below, during the six months ended July 31, 2025, production and shipments of iron ore pellets at Northshore from Mesabi Trust Lands both totaled 1,581,141 tons. By comparison, pellet production and shipments for the comparable period in 2024 were both 1,953,030 tons. The decrease in production and shipments is attributable to Northshore being in an extended maintenance shut down in February 2025. For the six months ended July 31, 2025, 100% of shipments originated from Trust lands.

	Pellets Produced from	Pellets Shipped from
	Trust Lands	Trust Lands
Year Ended	(Tons)	(Tons)
July 31, 2025	1,581,141	1,581,141
July 31, 2024	1,953,030	1,953,030

Comparison of Royalty Income for the Three and Six Months Ended July 31, 2025 and July 31, 2024

As reflected in the table below, the Trust’s total royalty income for the three months ended July 31, 2025 decreased by $837,815 to $5,416,904 as compared to the three months ended July 31, 2024. The decrease in total royalty income is attributable to a decrease in both pricing and shipments of iron ore during the three months ended July 31, 2025 as compared to the three months ended July 31, 2024.

The table below shows that the base overriding royalties decreased $348,039 and the bonus royalties decreased by $528,224 for the three months ended July 31, 2025, as compared to the three months ended July 31, 2024. Fee royalties increased by $38,448 over the same period. The decrease in the base overriding royalties is attributable to a decrease in both pricing and shipments of iron ore during the three months ended July 31, 2025 as compared to the three months ended July 31, 2024. The decrease in the bonus royalty is attributable to a decrease in the prices of products shipped over the threshold price per ton which resulted in a lower bonus royalty rate during the three months ended July 31, 2025 as compared to the three months ended July 31, 2024. The increase in the fee royalties is attributable to an increase in the royalty rate paid during the three months ended July 31, 2025 as compared to the three months ended July 31, 2024.

The table below summarizes the components of Mesabi Trust’s total royalty income for the three months ended July 31, 2025 and July 31, 2024, respectively:

	Three Months Ended July 31,
	2025	2024
Base overriding royalties	$3,216,028	$3,564,067
Bonus royalties	2,018,440	2,546,664
Fee royalties	182,436	143,988
Total royalty income	$5,416,904	$6,254,719

As reflected in the table below, the Trust’s total royalty income for the six months ended July 31, 2025 decreased by $2,498,950 to $9,766,376 as compared to the six months ended July 31, 2024. The decrease in royalty income is attributable to Northshore being in an extended maintenance shut down in February 2025 along with a decrease in both pricing and shipments of iron ore during the six months ended July 31, 2025, as compared to the six months ended July 31, 2024.

The table below shows that the base overriding royalties decreased $1,340,589 and the bonus royalties decreased by $1,194,523 for the six months ended July 31, 2025, as compared to the six months ended July 31, 2024. Fee royalties increased by $36,162 over the same period. The decrease in the base overriding royalties and bonus royalties is attributable to an extended maintenance shut down at Northshore in February 2025 along with a decrease in both pricing and shipments of iron ore during the six months ended July 31, 2025, as compared to the six months ended July 31, 2024. The increase in the fee royalties is attributable to an increase in the royalty rate paid during the six months ended July 31, 2025, as compared to the six months ended July 31, 2024.

The table below summarizes the components of Mesabi Trust’s total royalty income for the six months ended July 31, 2025 and July 31, 2024, respectively:

	Six Months Ended July 31,
	2025	2024
Base overriding royalties	$5,641,122	$6,981,711
Bonus royalties	3,802,274	4,996,797
Fee royalties	322,980	286,818
Total royalty income	$9,766,376	$12,265,326

Comparison of Net Income, Expenses and Distributions for the Three and Six Months Ended July 31, 2025 and July 31, 2024

Net income for the three months ended July 31, 2025 was $4,743,882, a decrease of $654,012 as compared to the three months ended July 31, 2024. The decrease in net income for the three months ended July 31, 2025 is primarily attributable to a decrease in royalty income due to a decrease in both pricing and shipments, as well as a reduction in the bonus royalty rate of iron ore during the three months ended July 31, 2025 as compared to the three months ended July 31, 2024. The Trust’s expenses for the three months ended July 31, 2025 were $862,873, a decrease of $229,142 compared to the expenses for the three months ended July 31, 2024. The decrease in expenses was primarily attributable to a decrease in legal fees for the three months ended July 31, 2025, as compared to the prior comparable period. The table below summarizes the Trust’s income and expenses for the three months ended July 31, 2025 and July 31, 2024, respectively.

	Three Months Ended July 31,
	2025	2024
Total royalty income	$5,416,904	$6,254,719
Interest income	189,851	235,190
Total revenues	5,606,755	6,489,909
Expenses	862,873	1,092,015
Net income	$4,743,882	$5,397,894

Net income for the six months ended July 31, 2025 was $8,375,091, a decrease of $506,587 as compared to the six months ended July 31, 2024. The decrease in net income for the six months ended July 31, 2025 is primarily due to a decrease in royalty income attributed to an extended maintenance shut down in February 2025 along with a decrease in both pricing and shipments of iron ore during the six months ended July 31, 2025, as compared to the six months ended July 31, 2024. The Trust’s expenses for the six months ended July 31, 2025 were $1,966,206, a decrease of $1,892,596 compared to the expenses for the six months ended July 31, 2024. The decrease in expenses was primarily attributable to a decrease in legal fees for the six months ended July 31, 2025 as compared to the prior comparable period during which the Trust was engaged in active arbitration. The table below summarizes the Trust’s income and expenses for the six months ended July 31, 2025 and July 31, 2024, respectively.

	Six Months Ended July 31,
	2025	2024
Total royalty income	$9,766,376	$12,265,326
Interest income	574,921	475,154
Total revenues	10,341,297	12,740,480
Expenses	1,966,206	3,858,802
Net income	$8,375,091	$8,881,678

As presented on the “Trust’s Condensed Statements of Income” on page 3 of this quarterly report, the Trust’s net income per unit decreased $0.0498 per unit to $0.3616 per unit for the fiscal quarter ended July 31, 2025, as compared to the fiscal quarter ended July 31, 2024. On July 11, 2025, the Trust declared a distribution of $0.12 per unit payable on August 20, 2025 to Unitholders of record on July 30, 2025. Comparatively, the Trust declared a distribution of $0.30 per unit during the quarter ended July 31, 2024. During the six months ended July 31, 2025 and July 31, 2024, the Trust declared distributions totaling $0.68 per unit to Unitholders of record and $0.59, respectively.

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

Comparison of Unallocated Reserve as of July 31, 2025, July 31, 2024 and January 31, 2025

As set forth in the table below, Unallocated Reserve increased from $22,116,015 as of July 31, 2024 to $22,781,200 as of July 31, 2025. The increase in Unallocated Reserve as of July 31, 2025, as compared to July 31, 2024, is primarily the result of an increase in unallocated cash and cash equivalents offset by a decrease in accrued income receivable. The increase in the unallocated cash and cash equivalents portion of the Unallocated Reserve is in part attributable to a decrease in the distribution payable to $1,574,401 as of July 31, 2025, as compared to $3,936,003 as of July 31, 2024. The decrease in the accrued income receivable portion of the Unallocated Reserve is attributable to a decrease in pricing, including the decrease in the bonus royalty rate, in the last month of the fiscal quarter ended July 31, 2025 as compared to the prior comparable period.

	July 31,		% increase
	2025	2024	(decrease)
Accrued Income Receivable	$1,443,875	$2,584,690	(44.1)%
Contract Asset	1,765,388	1,740,232	1.4%
Unallocated Cash and Cash Equivalents	19,674,790	17,695,126	11.2%
Prepaid Expenses and (Accrued Expenses), net	(102,853)	95,967	(207.2)%
Unallocated Reserve	$22,781,200	$22,116,015	3.0%

The Trust’s Unallocated Reserve as of July 31, 2025 decreased by $546,517 to $22,781,200, as compared to the fiscal year ended January 31, 2025. The decrease in the Unallocated Reserve as of July 31, 2025, as compared to January 31, 2025, is the result of a decrease in unallocated cash and cash equivalents offset by an increase in the accrued income receivable and contract asset. The decrease in the unallocated cash and cash equivalents portion of the Unallocated Reserve is attributable to the extended maintenance shut down at Northshore in February 2025 during which minimal mining, production and shipment occurred. The increase in the accrued income receivable portion of the Unallocated Reserve is attributable to an increase in shipments in the last month of the fiscal quarter ended July 31, 2025 as compared to the last month of the fiscal year ended January 31, 2025. The increase in the contract asset portion of the Unallocated Reserve is attributable to estimates of variable consideration related to the shipments calendar year-to-date through July 31, 2025 as compared to only one month of calendar year-to-date shipments for the fiscal year ended January 31, 2025. See “Note 2” for further discussion of contract asset and contract liability.

			% increase
	July 31, 2025	January 31, 2025	(decrease)
Accrued Income Receivable	$1,443,875	$1,160,761	24.4%
Contract Asset	1,765,388	240,642	633.6%
Unallocated Cash and Cash Equivalents	19,674,790	22,140,471	(11.1)%
Prepaid Expenses and (Accrued Expenses), net	(102,853)	(214,157)	52.0%
Unallocated Reserve	$22,781,200	$23,327,717	(2.3)%

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

Each quarter, as authorized by the Agreement of Trust, the Trustees will reevaluate all relevant factors including all costs, expenses, obligations, and present and future liabilities of the Trust (whether fixed or contingent) in determining a prudent level of unallocated reserve in light of the unpredictable nature of the iron ore industry, current and projected future mining operations and current economic conditions. Although the actual amount of the Unallocated Reserve will fluctuate from time to time and may increase or decrease from its current level, it is currently anticipated that future distributions will be highly dependent upon royalty income as it is received and the level of Trust expenses. The amount of future royalty income will be a function of the volume of iron ore products produced or shipped and the dollar amount from the sale to third-party customers in bona fide transactions by Northshore that meet the requirements of the royalty agreement. Production and shipping activity is greatly reduced during the winter months. As previously disclosed, on April 25, 2023, Cliffs announced that “higher levels of steel production have led to the partial restart of some operations at … [its] iron ore mining and pelletizing swing facility at Northshore earlier this month.” Cliffs also announced that it “…will continue to treat that facility as our swing operation. And at this time, we still do not expect to operate Northshore in full any time this year.” The Trustees have not been provided with any additional information regarding the anticipated volume of production, stockpiling or shipping of iron ore products at the Northshore operations in Babbitt and Silver Bay, Minnesota. General adverse business and industry economic trends, uncertainties arising from war, terrorist events and other global events, higher or lower customer demand for steel and iron ore, decisions by mine operators regarding curtailments or idling production lines or entire plants, environmental compliance uncertainties, difficulties in obtaining and renewing necessary operating permits, higher imports of steel and iron ore substitutes, processing difficulties and consolidation and restructuring in the domestic steel market may adversely affect the amount and timing of such future shipments and sales. The Trustees will continue to monitor the economic and other circumstances of the Trust to strike a responsible balance between distributions to Unitholders and the need to maintain adequate reserves at a prudent level, given the unpredictable nature of the iron ore and steel industry, the Trust’s dependence on the actions of Cliffs/Northshore, and the fact that the Trust essentially has no other liquid assets.

Recent Developments

Receipt of Quarterly Royalty Report and Royalty Payment Received

On July 30, 2025, the Trustees of Mesabi Trust received the quarterly royalty report (“Royalty Report”) from Cliffs, the parent company of Northshore.

As reported to Mesabi Trust by Cliffs in the Royalty Report, based on shipments of iron ore products by Northshore during the three months ended July 31, 2025, Mesabi Trust was credited with a base royalty of $2,514,060. For the three months ended July 31, 2025, Mesabi Trust was also credited with a bonus royalty in the amount of $2,588,784. Cliffs reported that no adjustments were made in the second quarter. In addition, a royalty payment of $197,443 was paid to the Mesabi Land Trust. Accordingly, the total royalty payments received by Mesabi Trust on July 30, 2025 from Cliffs were $5,300,287.

The royalties paid to Mesabi Trust are based on the volume of iron ore pellets and other products produced or shipped during the quarter and the year to date, the pricing of iron ore product sales, and the percentage of iron ore pellet production and shipments from Mesabi Trust lands rather than from non-Mesabi Trust lands. In the second calendar quarter of 2025, Cliffs credited Mesabi Trust with 924,442 tons of iron ore shipped, as compared to 949,718 tons shipped or produced during second calendar quarter of 2024.

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

Trust’s Prior Announcement of a Twelve Cents Distribution

On July 11, 2025, Mesabi Trust issued a press release announcing that the Trustees of Mesabi Trust declared a distribution of twelve cents ($0.12) per Unit of Beneficial Interest payable on August 20, 2025 to Mesabi Trust Unitholders of record at the close of business on July 30, 2025. This compares to a thirty cent ($0.30) per Unit distribution declared for the same period last year.

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

On June 16, 2025, WaterLegacy filed a civil complaint in the Second Judicial District, Ramsey County, Minnesota, Case No. 62-cv-25-4810, seeking injunctive and declaratory relief against the DNR and Northshore in relation to the proposed Milepost tailings basin project. Consistent with the relief sought from the Minnesota Supreme Court, WaterLegacy seeks declaratory and injunctive relief under the Minnesota Environmental Policy Act (“MEPA”) and the Minnesota Environmental Rights Act (“MERA”). WaterLegacy specifically asks the court to (1) declare that any DNR approvals or Northshore construction activities related to the proposed project prior to completion of an EIS are prohibited under MEPA and (2) enjoin these approvals and activities until the EIS process is complete. WaterLegacy also asks the court to (1) declare that the proposed project’s dam enlargement violates or is likely to violate Minnesota dam permitting standards and rules and (2) enjoin the DNR and Northshore from proceeding with the proposed project until a new dam permit is issued in compliance with Minnesota statutes and rules.

On July 29, 2025, WaterLegacy filed a motion for a temporary injunction seeking to enjoin DNR from issuing any further approvals and Northshore from engaging in any construction or development activities related to the proposed project, including any activities to extend dams, relocate railroads, increase dam heights, expand the tailings basin footprint, or increase tailings deposition, pending resolution of the litigation or completion of environmental review. WaterLegacy argues the temporary injunction is necessary to prevent irreparable harm to the environment and to the procedural rights of WaterLegacy and the public. A hearing on the motion took place on August 19, 2025. On September 4, 2025, the court issued an order denying the requested temporary injunction.

The Trustees are unable to predict what impact, if any, the WaterLegacy lawsuit or potential temporary injunction will have on mining, production and shipments of iron ore products from Northshore or future royalties payable to the Trust.

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

In accordance with the Agreement of Trust, the Trustees are entitled to, and in fact do, rely upon certain experts in good faith, including (i) independent consultants with respect to monthly production and shipment reports, which include figures on crude ore production and iron ore pellet shipments, and discussions concerning the condition and accuracy of the scales and plans regarding the development of Mesabi Trust’s mining property; and (ii) the accounting firm they have contracted with for non-audit services, including reviews of financial data related to shipping and sales reports provided by Northshore and a review of the schedule of leasehold royalties payable to Mesabi Trust.

For a discussion of additional factors, including but not limited to those that could adversely affect Mesabi Trust’s actual results and performance, see “Risk Factors” set forth on pages 4 through 19 of Mesabi Trust’s Annual Report on Form 10-K for the fiscal year-ended January 31, 2025 (filed April 24, 2025).

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

There have been no material changes in the Trust’s critical accounting policies or significant accounting estimates during the three months ended July 31, 2025. For a complete description of the Trust’s significant accounting policies, please see Note 2 to the financial statements included in the Trust’s Annual Report on Form 10-K for the year ended January 31, 2025 (filed April 24, 2025).

Certain Tax Information

The Trust is not taxable as a corporation for federal or state income tax purposes and is instead qualified as a nontaxable grantor trust. Since the Trust’s inception, all net taxable income is annually attributable directly to Unitholders for tax purposes regardless of whether the income is distributed or retained by the Trust in its reserve account. As such, in lieu of the Trust paying income taxes, Unitholders report their pro rata share of the various items of Trust income and deductions on their income tax returns. This reporting is required whether or not the earnings of the Trust are distributed as to Unitholders. During calendar year 2024, any funds retained to increase the Trust’s unallocated reserve, which were derived from reportable royalty income and other proceeds, will nonetheless become taxable as reportable income to Unitholders, depending on each individual’s personal tax situation. Information regarding the background on the changes in the Trust’s unallocated reserve is described above under “Results of Operations — Comparison of Unallocated Reserve as of July 31, 2025, July 31, 2024 and January 31, 2025” beginning on page 14. Unitholders are encouraged to consult with their own tax advisors to plan for any financial impact related to this and to review their personal tax situations related to investing in, holding or selling units of beneficial interest in Mesabi Trust.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Mine Safety and Health Administration Safety Data. Pursuant to §1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, Cliffs started reporting information related to certain mine safety results at Northshore. This information is available in Part II, Item 4 of Cliffs’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, filed with the SEC on July 23, 2025.

Rule 10b5-1 Plan and Non-Rule 10b5-1 Trading Arrangement Adoptions, Terminations, and Modifications. During the three months ended July 31, 2025, none of the Trustees adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of SEC Regulation S-K.

Item 6. Exhibits.

(a)Exhibits

The following exhibits are being filed or furnished with this Quarterly Report on Form 10-Q:

Exhibit No.	Exhibit	Filing Method

31	Certification of Corporate Trustee of Mesabi Trust pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certification of Corporate Trustee of Mesabi Trust pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

99.1	Report of Boulay PLLP, dated September 15, 2025 regarding its review of the unaudited interim financial statements of Mesabi Trust as of and for the three and six months ended July 31, 2025	Filed herewith

101	Inline XBRL Instance Document	Filed herewith

104	Cover Page Interactive Data File	Embedded within the Inline XBRL document and contained in Exhibit 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MESABI TRUST
(Registrant)

	By:	DEUTSCHE BANK TRUST COMPANY AMERICAS
Corporate Trustee
Principal Administrative Officer and duly authorized signatory:*

September 15, 2025		By:	/s/ Chris Niesz
Name: Chris Niesz*
Title: Director

* There are no principal executive officers or principal financial officers of the registrant.