Form 10-Q
period 2025-10-31
MESABI TRUST
filed 2025-12-12
CIK 65172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2025

or

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

As of December 11, 2025, there were 13,120,010 Units of Beneficial Interest in Mesabi Trust outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements. (Note 1)

Mesabi Trust

Condensed Statements of Income

Three and Nine Months Ended October 31, 2025 and 2024

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2025	2024	2025	2024
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
A. Condensed Statements of Income

Revenues
Royalty income	$3,390,609	$7,348,366	$13,156,985	$19,613,693
Arbitration award	—	71,185,029	—	71,185,029
Interest	199,841	468,445	774,762	943,600

Total revenues	3,590,450	79,001,840	13,931,747	91,742,322

Expenses	822,987	676,315	2,789,193	4,535,119

Net income	$2,767,463	$78,325,525	$11,142,554	$87,207,203

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING
Number of units outstanding	13,120,010	13,120,010	13,120,010	13,120,010

Net income per unit (Note 2)	$0.2109	$5.9699	$0.8493	$6.6469

Distributions declared per unit (Note 4)	$0.3400	$0.3900	$1.0200	$0.9800

See Notes to Condensed Financial Statements.

Mesabi Trust

Condensed Balance Sheets

October 31, 2025 and January 31, 2025

	October 31, 2025	January 31, 2025
	(unaudited)
B. Condensed Balance Sheets

Assets
Cash and cash equivalents	$23,191,923	$100,204,531
Accrued income receivable	1,522,367	1,160,761
Contract asset	1,055,605	240,642
Prepaid expenses	229,306	122,518
Current assets	25,999,201	101,728,452

Fixed property, including intangibles, at nominal values

Assignments of leased property

Amended assignment of Peters Lease	1	1

Assignment of Cloquet Leases	1	1

Certificate of beneficial interest for 13,120,010 units of Land Trust	1	1
	3	3

Total assets	$25,999,204	$101,728,455

Liabilities, Unallocated Reserve And Trust Corpus

Liabilities
Distribution payable	$4,460,803	$78,064,060
Accrued expenses	450,538	336,675
Total liabilities	4,911,341	78,400,735

Unallocated reserve	21,087,860	23,327,717

Trust corpus	3	3

Total liabilities, unallocated reserve and trust corpus	$25,999,204	$101,728,455

See Notes to Condensed Financial Statements.

Mesabi Trust

Condensed Statements of Cash Flows

Nine Months Ended October 31, 2025 and 2024

	Nine Months Ended
	October 31,
	2025	2024
	(unaudited)	(unaudited)
C. Condensed Statements of Cash Flows

Operating activities
Royalties received	$11,732,605	$17,741,099
Arbitration award	—	71,185,029
Interest received	1,022,573	675,772
Expenses paid	(2,782,118)	(5,076,989)

Net cash from operating activities	9,973,060	84,524,911

Financing activity
Distributions to unitholders	(86,985,668)	(12,595,210)

Net change in cash and cash equivalents	(77,012,608)	71,929,701

Cash and cash equivalents, beginning of period	100,204,531	23,980,448

Cash and cash equivalents, end of period	$23,191,923	$95,910,149

Reconciliation of net income to net cash from operating activities

Net income	$11,142,554	$87,207,203
Increase in accrued income receivable	(361,606)	(1,923,042)
Increase in contract asset	(814,963)	(217,380)
(Increase) decrease in prepaid expense	(106,788)	93,448
Increase (decrease) in accrued expenses	113,863	(635,318)

Net cash from operating activities	$9,973,060	$84,524,911

Non cash financing activity

Distributions declared and payable	$4,460,803	$5,116,804

See Notes to Condensed Financial Statements.

Mesabi Trust

Notes to Condensed Financial Statements

October 31, 2025 (Unaudited)

Note 1.  The condensed financial statements and notes to the condensed financial statements of Mesabi Trust (the “Trust”) included herein have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Trustees of Mesabi Trust (the “Trustees”), all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the results of operations for the three and nine months ended October 31, 2025 and 2024, (b) the financial position as of October 31, 2025 and (c) the cash flows for the nine months ended October 31, 2025 and 2024, have been made. For further information, refer to the financial statements and footnotes included in Mesabi Trust’s Annual Report on Form 10-K for the year ended January 31, 2025.

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

Disaggregation of Revenues

The following table represents a disaggregation of royalty revenue for the three and nine months ended October 31, 2025 and October 31, 2024.

	Three Months Ended October 31,
	2025	2024
Base overriding royalties	$2,263,892	$4,150,083
Bonus royalties	902,047	3,027,705
Fee royalties	224,670	170,578
Total royalty income	$3,390,609	$7,348,366

	Nine Months Ended October 31,
	2025	2024
Base overriding royalties	$7,905,014	$11,131,795
Bonus royalties	4,704,321	8,024,502
Fee royalties	547,650	457,396
Total royalty income	$13,156,985	$19,613,693

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

AAA Arbitration 2024 Final Award

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

Contract asset and contract liability

The contract asset and contract liability are presented net in the accompanying balance sheets as both the contract asset and contract liability are derived from one customer contract. A net contract asset in the amount of $1,055,605 is reflected on the Balance Sheet as of October 31, 2025. The net contract asset is made up of a contract asset in the amount of $1,055,605 and no contract liability. As of January 31, 2025, the Trust recorded a net contract asset in the amount of $240,642, made up of a contract asset of $240,642 and no contract liability. The contract asset relates to variable consideration for base overriding royalties that occurs as a result of escalating base overriding royalty rates earned as thresholds for tons of ore shipped are reached, as described in the base overriding royalties section above. The recorded contract asset represents the additional revenue earned based on the estimated annual royalty rate compared to the effective contracted rate for tons shipped during the period. The contract asset is not available for distribution to the Unitholders until the applicable royalties are actually received by the Trust.

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

Note 4.  On October 10, 2025, the Trustees declared a distribution of $0.34 per Unit of Beneficial Interest payable on November 20, 2025 to Mesabi Trust Unitholders of record at the close of business on October 30, 2025. The declared distribution of $4,460,803 is recorded as a distribution payable on the Condensed Balance Sheet for the quarter ended October 31, 2025 (unaudited) as compared to a distribution payable of $0.39 per Unit of Beneficial Interest for the quarter ended October 31, 2024.

On October 30, 2025, the Trustees received the quarterly royalty report of iron ore production and shipment during the calendar quarter ended September 30, 2025 from Cliffs. See “Recent Developments— Receipt of Quarterly Royalty Report and Royalty Payment from Cliffs” as set forth on page 15 of this Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2025.

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

As of October 31, 2025 and January 31, 2025, the unallocated cash and cash equivalents portion of the Trust’s Unallocated Reserve was comprised of the following components. Cash equivalents consists of U.S. government securities with maturities of 3 months or less as of the date of acquisition by the Trust.

	October 31, 2025	January 31, 2025
Cash and cash equivalents	$23,191,923	$100,204,531
Distribution payable	(4,460,803)	(78,064,060)

Unallocated cash and cash equivalents	$18,731,120	$22,140,471

A reconciliation of the Trust’s Unallocated Reserve and Trust Corpus for the three and nine months ended October 31, 2025 and 2024 is as follows:

	Unallocated	Trust
	Reserve	Corpus	Total
Balances as of July 31, 2025	$22,781,200	$3	$22,781,203

Net income	2,767,463	—	2,767,463
Distributions declared - $0.3400 per unit	(4,460,803)	—	(4,460,803)

Balances as of October 31, 2025	$21,087,860	$3	$21,087,863

	Unallocated	Trust
	Reserve	Corpus	Total
Balances as of January 31, 2025	$23,327,717	$3	$23,327,720

Net income	11,142,554	—	11,142,554
Distributions declared - $1.0200 per unit	(13,382,411)	—	(13,382,411)

Balances as of October 31, 2025	$21,087,860	$3	$21,087,863

	Unallocated	Trust
	Reserve	Corpus	Total
Balances as of July 31, 2024	$22,116,015	$3	$22,116,018

Net income	78,325,525	—	78,325,525
Distributions declared - $0.3900 per unit	(5,116,804)	—	(5,116,804)

Balances as of October 31, 2024	$95,324,736	$3	$95,324,739

	Unallocated	Trust
	Reserve	Corpus	Total
Balances as of January 31, 2024	$20,975,143	$3	$20,975,146

Net income	87,207,203	—	87,207,203
Distributions declared - $0.9800 per unit	(12,857,610)	—	(12,857,610)

Balances as of October 31, 2024	$95,324,736	$3	$95,324,739

Item 2. Trustees’ Discussion and Analysis of Financial Condition and Results of Operations.

This discussion should be read in conjunction with the condensed financial statements and notes presented in this Quarterly Report on Form 10-Q and the financial statements and notes in the last filed Annual Report on Form 10-K for the year ended January 31, 2025 for a full understanding of Mesabi Trust’s financial position and results of operations for the three and nine months ended October 31, 2025.

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

Results of Operations

Comparison of Iron Ore Pellet Production and Shipments for the Three and Nine Months Ended October 31, 2025 and October 31, 2024

As shown in the table below, during the three months ended October 31, 2025, production and shipments of iron ore pellets at Northshore from Mesabi Trust Lands both totaled 915,605 tons. By comparison, pellet production and shipments for the comparable period in 2024 were both 1,066,665 tons. The decrease in production and shipments is attributable to lower demand from Northshore’s customers as compared to the prior comparable period. For the three months ended October 31, 2025, 100% of shipments originated from Trust lands.

	Pellets Produced from	Pellets Shipped from
	Trust Lands	Trust Lands
Three Months Ended	(Tons)	(Tons)
October 31, 2025	915,605	915,605
October 31, 2024	1,066,665	1,066,665

As shown in the table below, during the nine months ended October 31, 2025, production and shipments of iron ore pellets at Northshore from Mesabi Trust Lands both totaled 2,496,746 tons. By comparison, pellet production and shipments for the comparable period in 2024 were both 3,019,695 tons. The decrease in production and shipments is primarily attributable to Northshore being in an extended maintenance shut down in February 2025. For the nine months ended October 31, 2025, 100% of shipments originated from Trust lands.

	Pellets Produced from	Pellets Shipped from
	Trust Lands	Trust Lands
Nine Months Ended	(Tons)	(Tons)
October 31, 2025	2,496,746	2,496,746
October 31, 2024	3,019,695	3,019,695

Comparison of Royalty Income for the Three and Nine Months Ended October 31, 2025 and October 31, 2024

As reflected in the table below, the Trust’s total royalty income for the three months ended October 31, 2025 decreased by $3,957,757 to $3,390,609 as compared to the three months ended October 31, 2024. The decrease in total royalty income is attributable to a decrease in both pricing and shipments of iron ore during the three months ended October 31, 2025 as compared to the three months ended October 31, 2024.

The table below shows that the base overriding royalties decreased $1,886,191 and the bonus royalties decreased by $2,125,658 for the three months ended October 31, 2025, as compared to the three months ended October 31, 2024. Fee royalties increased by $54,092 over the same period. The decrease in the base overriding royalties is attributable to a decrease in both pricing and shipments of iron ore during the three months ended October 31, 2025 as compared to the three months ended October 31, 2024. The decrease in the bonus royalty is attributable to a decrease in the prices of products shipped over the threshold price per ton which resulted in a lower bonus royalty rate during the three months ended October 31, 2025 as compared to the three months ended October 31, 2024. The increase in the fee royalties is attributable to an increase in the royalty rate paid during the three months ended October 31, 2025 as compared to the three months ended October 31, 2024.

The table below summarizes the components of Mesabi Trust’s total royalty income for the three months ended October 31, 2025 and October 31, 2024, respectively:

	Three Months Ended October 31,
	2025	2024
Base overriding royalties	$2,263,892	$4,150,083
Bonus royalties	902,047	3,027,705
Fee royalties	224,670	170,578
Total royalty income	$3,390,609	$7,348,366

As reflected in the table below, the Trust’s total royalty income for the nine months ended October 31, 2025 decreased by $6,456,708 to $13,156,985 as compared to the nine months ended October 31, 2024. The decrease in royalty income is attributable to Northshore being in an extended maintenance shut down in February 2025 along with a decrease in both pricing and shipments of iron ore during the nine months ended October 31, 2025, as compared to the nine months ended October 31, 2024.

The table below shows that the base overriding royalties decreased $3,226,781 and the bonus royalties decreased by $3,320,181 for the nine months ended October 31, 2025, as compared to the nine months ended October 31, 2024. Fee royalties increased by $90,254 over the same period. The decrease in the base overriding royalties is attributable to an extended maintenance shut down at Northshore in February 2025 along with a decrease in both pricing and shipments of iron ore during the nine months ended October 31, 2025, as compared to the nine months ended October 31, 2024. The decrease in the bonus royalty is attributable to a decrease in the prices of products shipped over the threshold price per ton which resulted in a lower bonus royalty rate during the nine months ended October 31, 2025 as compared to the nine months ended October 31, 2024. The increase in the fee royalties is attributable to an increase in the royalty rate paid during the nine months ended October 31, 2025, as compared to the nine months ended October 31, 2024.

The table below summarizes the components of Mesabi Trust’s total royalty income for the nine months ended October 31, 2025 and October 31, 2024, respectively:

	Nine Months Ended October 31,
	2025	2024
Base overriding royalties	$7,905,014	$11,131,795
Bonus royalties	4,704,321	8,024,502
Fee royalties	547,650	457,396
Total royalty income	$13,156,985	$19,613,693

Comparison of Net Income, Expenses and Distributions for the Three and Nine Months Ended October 31, 2025 and October 31, 2024

Net income for the three months ended October 31, 2025 was $2,767,463, a decrease of $75,558,062 as compared to the three months ended October 31, 2024. The decrease in net income for the three months ended October 31, 2025 is primarily attributable to the recognition of revenue related to the AAA arbitration award in the prior period and a decrease in royalty income due to a decrease in both pricing and shipments, as well as a reduction in the bonus royalty rate of iron ore during the three months ended October 31, 2025 as compared to the three months ended October 31, 2024. The Trust’s expenses for the three months ended October 31, 2025 were $822,987, an increase of $146,672 compared to the expenses for the three months ended October 31, 2024. The increase in expenses was primarily attributable to an increase in legal fees for the three months ended October 31, 2025, as compared to the prior comparable period. The table below summarizes the Trust’s income and expenses for the three months ended October 31, 2025 and October 31, 2024, respectively.

	Three Months Ended October 31,
	2025	2024
Total royalty income	$3,390,609	$7,348,366
Arbitration award	—	71,185,029
Interest income	199,841	468,445
Total revenues	3,590,450	79,001,840
Expenses	822,987	676,315
Net income	$2,767,463	$78,325,525

Net income for the nine months ended October 31, 2025 was $11,142,554, a decrease of $76,064,649 as compared to the nine months ended October 31, 2024. The decrease in net income for the nine months ended October 31, 2025 is primarily due to the recognition of revenue related to the AAA arbitration award in the prior period and a decrease in royalty income attributed to an extended maintenance shut down in February 2025 along with a decrease in both pricing and shipments of iron ore and a decrease in the prices of products shipped over the threshold price per ton which resulted in a lower bonus royalty rate during the nine months ended October 31, 2025, as compared to the nine months ended October 31, 2024. The Trust’s expenses for the nine months ended October 31, 2025 were $2,789,193, a decrease of $1,745,926 compared to the expenses for the nine months ended October 31, 2024. The decrease in expenses was primarily attributable to a decrease in legal fees for the nine months ended October 31, 2025 as compared to the prior comparable period during which the Trust was engaged in active arbitration. The table below summarizes the Trust’s income and expenses for the nine months ended October 31, 2025 and October 31, 2024, respectively.

	Nine Months Ended October 31,
	2025	2024
Total royalty income	$13,156,985	$19,613,693
Arbitration award	—	71,185,029
Interest income	774,762	943,600
Total revenues	13,931,747	91,742,322
Expenses	2,789,193	4,535,119
Net income	$11,142,554	$87,207,203

As presented on the “Trust’s Condensed Statements of Income” on page 3 of this quarterly report, the Trust’s net income per unit decreased $5.7590 per unit to $0.2109 per unit for the fiscal quarter ended October 31, 2025, as compared to the fiscal quarter ended October 31, 2024. On October 10, 2025, the Trust declared a distribution of $0.34 per unit payable on November 20, 2025 to Unitholders of record on October 30, 2025. Comparatively, the Trust declared a distribution of $0.39 per unit during the quarter ended October 31, 2024. During the nine months ended October 31, 2025 and October 31, 2024, the Trust declared distributions totaling $1.02 per unit to Unitholders of record and $0.98, respectively.

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

Comparison of Unallocated Reserve as of October 31, 2025, October 31, 2024 and January 31, 2025

As set forth in the table below, Unallocated Reserve decreased from $95,324,736 as of October 31, 2024 to $21,087,860 as of October 31, 2025. The decrease in Unallocated Reserve as of October 31, 2025, as compared to October 31, 2024, is primarily the result of a decrease in unallocated cash and cash equivalents and a decrease in accrued income receivable. The decrease in the unallocated cash and cash equivalents portion of the Unallocated Reserve is in part attributable to AAA arbitration award being received as of October 31, 2024, which was subsequently distributed to unitholders. The decrease in the accrued income receivable portion of the Unallocated Reserve is attributable to a decrease in pricing, including a lower bonus royalty rate, in the last month of the fiscal quarter ended October 31, 2025 as compared to the prior comparable period.

	October 31,		% increase
	2025	2024	(decrease)
Accrued Income Receivable	$1,522,367	$3,883,400	(60.8)%
Contract Asset	1,055,605	669,276	57.7%
Unallocated Cash and Cash Equivalents	18,731,120	90,793,345	(79.4)%
Accrued Expenses, net	(221,232)	(21,285)	939.4%
Unallocated Reserve	$21,087,860	$95,324,736	(77.9)%

The Trust’s Unallocated Reserve as of October 31, 2025 decreased by $2,239,857 to $21,087,860, as compared to the fiscal year ended January 31, 2025. The decrease in the Unallocated Reserve as of October 31, 2025, as compared to January 31, 2025, is the result of a decrease in unallocated cash and cash equivalents offset by an increase in the accrued income receivable and contract asset. The decrease in the unallocated cash and cash equivalents portion of the Unallocated Reserve is attributable to the extended maintenance shut down at Northshore in February 2025 during which minimal mining, production and shipment occurred. The increase in the accrued income receivable portion of the Unallocated Reserve is attributable to an increase in shipments in the last month of the fiscal quarter ended October 31, 2025 as compared to the last month of the fiscal year ended January 31, 2025. The increase in the contract asset portion of the Unallocated Reserve is attributable to estimates of variable consideration related to the shipments calendar year-to-date through October 31, 2025 as compared to only one month of calendar year-to-date shipments for the fiscal year ended January 31, 2025. See “Note 2” for further discussion of contract asset and contract liability.

			% increase
	October 31, 2025	January 31, 2025	(decrease)
Accrued Income Receivable	$1,522,367	$1,160,761	31.2%
Contract Asset	1,055,605	240,642	338.7%
Unallocated Cash and Cash Equivalents	18,731,120	22,140,471	(15.4)%
Accrued Expenses, net	(221,232)	(214,157)	(3.3)%
Unallocated Reserve	$21,087,860	$23,327,717	(9.6)%

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

Recent Developments

Commencement of Arbitration

On September 26, 2025, Mesabi Trust initiated arbitration against Northshore and its parent, Cliffs (Northshore and Cliffs, jointly, the “Operator”), the lessee/operator of the leased lands. Mesabi Trust commenced the arbitration proceeding through the American Arbitration Association. Mesabi Trust seeks damages and declaratory relief relating to the Operator’s idling of Northshore’s operations from May 2022 to April 2023 and underpayment of royalties on intercompany shipments from 2023 through the present.

Receipt of Quarterly Royalty Report and Royalty Payment Received

On October 30, 2025, the Trustees of Mesabi Trust received the quarterly royalty report (“Royalty Report”) from Cliffs, the parent company of Northshore.

As reported to Mesabi Trust by Cliffs in the Royalty Report, based on shipments of iron ore products by Northshore during the three months ended September 30, 2025, Mesabi Trust was credited with a base royalty of $2,817,500. For the three months ended September 30, 2025, Mesabi Trust was also credited with a bonus royalty in the amount of $973,410. Cliffs reported that no adjustments were made in the third quarter. In addition, a royalty payment of $214,232 was paid to the Mesabi Land Trust. Accordingly, the total royalty payments received by Mesabi Trust on October 30, 2025 from Cliffs were $4,005,142.

The royalties paid to Mesabi Trust are based on the volume of iron ore pellets and other products produced or shipped during the quarter and the year to date, the pricing of iron ore product sales, and the percentage of iron ore pellet production and shipments from Mesabi Trust lands rather than from non-Mesabi Trust lands. In the third calendar quarter of 2025, Cliffs credited Mesabi Trust with 987,370 tons of iron ore shipped, as compared to 972,154 tons shipped or produced during third calendar quarter of 2024. Cliffs’ Royalty Report reported three sale transactions of iron ore pellets shipped to a single third-party during September 2025, which are subject to continued due diligence review. Cliffs’ Royalty Report also indicated that royalty calculations are based on prices that are subject to change.

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

Trust’s Prior Announcement of a Thirty-Four Cents Distribution

On October 10, 2025, Mesabi Trust issued a press release announcing that the Trustees of Mesabi Trust declared a distribution of thirty-four cents ($0.34) per Unit of Beneficial Interest payable on November 20, 2025 to Mesabi Trust Unitholders of record at the close of business on October 30, 2025. This compares to a thirty-nine cent ($0.39) per Unit distribution declared for the same period last year.

Cleveland-Cliffs Announcement of Replacing Aluminum with Steel in Automotive Stamping Equipment

On October 29, 2025, Cliffs announced that it successfully completed a production trial in collaboration with a major automotive OEM, in which Cliffs’ exposed steel parts were stamped with no defects using the OEM’s existing aluminum-forming equipment. Cliffs press release indicated that the trial marks a significant milestone in demonstrating that Cliffs steel can effectively replace aluminum in critical automotive applications without the need for costly retooling. Cliffs described this as a major breakthrough in the wake of recent major disruptions, presumably long-lasting, in the aluminum supply chain.

According to Cliffs’ press release, this achievement was made possible through Cliffs’ industry-leading technical service and application engineering teams, who worked directly with the OEM’s production and tooling specialists to fine-tune the material design and forming parameters. According to Cliffs, the result was a smooth transition from aluminum to steel, with no changes required to the stamping line.

Cliffs also indicated that it has already moved from the trial phase to routine production and delivery of regular orders to the client. Cliffs said it has also received inquiries from other clients for programs that will replace aluminum with Cliffs steel, underscoring the growing confidence among automotive OEM’s in domestic steel and Cliffs’ supply reliability.

Cleveland-Cliffs Announcement of Pricing its Underwritten Public Offering

On October 30, 2025, Cliffs announced the pricing of its underwritten public offering (the “Offering”) of 75,000,000 common shares, par value $0.125 per share (the “Common Shares”), for expected gross proceeds of $964 million, before discounts and expenses. In addition, Cliffs has also granted the underwriter a 30-day option to purchase up to an additional 11,250,000 Common Shares. The Offering was expected to close on October 31, 2025, subject to the satisfaction of customary closing conditions. Cliffs said it intends to use the net proceeds from the Offering for the repayment of borrowings under its asset-based credit facility, with any remaining net proceeds for general corporate purposes.

Cleveland-Cliffs Announcement of POSCO as MOU Strategic Partner

On October 30, 2025, Cliffs announced that POSCO, Korea's largest steelmaker and the world's third largest steelmaker outside of China, is its strategic partner under the previously disclosed transformative Memorandum of Understanding. The MoU between the two companies was executed on September 17, 2025. Cliffs reported that with the recent completion of the new U.S. and Korea trade agreement, cooperation between the two nations' industrial sectors will be further reinforced by the POSCO-Cliffs partnership.

According to Cliffs’ press release, the partnership will allow POSCO to support and grow its established U.S. customer base while ensuring that its products meet U.S. trade and origin requirements. Cliffs said it expects the ultimate outcome of this MoU to be highly accretive to shareholders.

Cliffs’ press release reported that a formal announcement on a definitive agreement is expected in the fourth quarter of 2025 or first quarter in 2026 with closing expected in 2026.

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

The Trustees are unable to predict what impact, if any, the Minnesota Court of Appeals’ decision to reverse and remand the DNR order or the DNR’s future redetermination regarding whether the proposed project requires an EIS will have on mining, production and shipments of iron ore products from Northshore or future royalties payable to the Trust.

On June 16, 2025, WaterLegacy filed a civil complaint in the Second Judicial District, Ramsey County, Minnesota, Case No. 62-cv-25-4810, seeking injunctive and declaratory relief against the DNR and Northshore in relation to the proposed Milepost 7 tailings basin project. WaterLegacy seeks declaratory and injunctive relief under the Minnesota Environmental Policy Act (“MEPA”) and the Minnesota Environmental Rights Act (“MERA”). WaterLegacy specifically asks the court to (1) declare that any DNR approvals or Northshore construction activities related to the proposed project prior to completion of an EIS are prohibited under MEPA and (2) enjoin these approvals and activities until the EIS process is complete. WaterLegacy also asks the court to (1) declare that the proposed project’s dam enlargement violates or is likely to violate Minnesota dam permitting standards and rules and (2) enjoin the DNR and Northshore from proceeding with the proposed project until a new dam permit is issued in compliance with Minnesota statutes and rules.

On July 29, 2025, WaterLegacy filed a motion for a temporary injunction seeking to enjoin DNR from issuing any further approvals and Northshore from engaging in any construction or development activities related to the proposed project, including any activities to extend dams, relocate railroads, increase dam heights, expand the tailings basin footprint, or increase tailings deposition, pending resolution of the litigation or completion of environmental review. On September 4, 2025, the court issued an order denying the requested temporary injunction. The case is proceeding, and trial is set to occur in September 2027.

The Trustees are unable to predict what impact, if any, the WaterLegacy lawsuit will have on mining, production and shipments of iron ore products from Northshore or future royalties payable to the Trust.

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

There have been no material changes in the Trust’s critical accounting policies or significant accounting estimates during the three months ended October 31, 2025. For a complete description of the Trust’s significant accounting policies, please see Note 2 to the financial statements included in the Trust’s Annual Report on Form 10-K for the year ended January 31, 2025 (filed April 24, 2025).

Certain Tax Information

The Trust is not taxable as a corporation for federal or state income tax purposes and is instead qualified as a nontaxable grantor trust. Since the Trust’s inception, all net taxable income is annually attributable directly to Unitholders for tax purposes regardless of whether the income is distributed or retained by the Trust in its reserve account. As such, in lieu of the Trust paying income taxes, Unitholders report their pro rata share of the various items of Trust income and deductions on their income tax returns. This reporting is required whether or not the earnings of the Trust are distributed as to Unitholders. During calendar year 2024, any funds retained to increase the Trust’s unallocated reserve, which were derived from reportable royalty income and other proceeds, will nonetheless become taxable as reportable income to Unitholders, depending on each individual’s personal tax situation. Information regarding the background on the changes in the Trust’s unallocated reserve is described above under “Results of Operations — Comparison of Unallocated Reserve as of October 31, 2025, October 31, 2024 and January 31, 2025” beginning on page 14. Unitholders are encouraged to consult with their own tax advisors to plan for any financial impact related to this and to review their personal tax situations related to investing in, holding or selling units of beneficial interest in Mesabi Trust.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On September 26, 2025, Mesabi Trust initiated arbitration against Northshore and its parent, Cliffs (Northshore and Cliffs, jointly, the “Operator”), the lessee/operator of the leased lands. Mesabi Trust commenced the arbitration proceeding through the American Arbitration Association. Mesabi Trust seeks damages and declaratory relief relating to the Operator’s idling of Northshore’s operations from May 2022 to April 2023 and underpayment of royalties on intercompany shipments from 2023 through the present.

Item 1A. Risk Factors

The following Risk Factor supplements the Trust’s Risk Factors as described in “Risk Factors” as set forth in pages 4 to 19 of Mesabi Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 2025 (filed April 24, 2025).

Limited bona fide third-party sales transactions of iron ore products (processed at Northshore using Mesabi Trust iron ore) by Cliffs at prices below the annual bonus royalty threshold price could reduce or even eliminate bonus royalties historically paid to the Trust.

Since 2005, the Trust has consistently been paid bonus royalties by the mine operator pursuant to the Royalty Agreement. The Trust recognizes bonus royalties on a quarterly basis, based on the volume of shipments for each fiscal quarter at the actual royalty percentage for those shipments and based on the anticipated prices for iron ore products sold by Cliffs in bona-fide third-party transactions. The Trust is paid royalty bonuses when iron ore products shipped are sold at anticipated prices above a bonus threshold price per ton, which is calculated annually. The royalty bonus is based on a percentage of the gross proceeds of all iron ore product shipped that quarter. The royalty bonus percentage ranges from 1/2 of one percent of the gross proceeds (on all tons of iron ore shipped for sale at prices between the threshold price and $2.00 above the threshold price) to 3% of the gross proceeds (on all tonnage shipped for sale at prices $10 or more above the threshold price). The threshold price is adjusted annually for inflation and is $69.41 per ton for calendar year 2025. Although 98.3% of all the iron ore products shipped from Silver Bay during calendar 2024 were sold at prices higher than the 2024 adjusted threshold price, the Trustees are unable to project whether Cliffs will continue to sell iron ore products at prices above the applicable adjusted threshold price, entitling the Trust to any future bonus royalty payments. Limited third-party customer sale transactions of iron ore products produced with iron ore mined from Mesabi Lands at prices below the adjusted threshold price could lead to uncertainty under the Royalty Agreement regarding the calculation of bonus royalties, which in turn could result in potential disputes regarding the amount of bonus royalties owed to the Trust. Furthermore, such developments could potentially reduce or even eliminate bonus royalties payable to the Trust during a particular quarter or year.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Mine Safety and Health Administration Safety Data. Pursuant to §1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, Cliffs started reporting information related to certain mine safety results at Northshore. This information is available in Part II, Item 4 of Cliffs’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, filed with the SEC on October 22, 2025.

Rule 10b5-1 Plan and Non-Rule 10b5-1 Trading Arrangement Adoptions, Terminations, and Modifications. During the three months ended October 31, 2025, none of the Trustees adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of SEC Regulation S-K.

Item 6. Exhibits.

(a)Exhibits

The following exhibits are being filed or furnished with this Quarterly Report on Form 10-Q:

Exhibit No.	Exhibit	Filing Method

31	Certification of Corporate Trustee of Mesabi Trust pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certification of Corporate Trustee of Mesabi Trust pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

99.1	Report of Boulay PLLP, dated December 12, 2025 regarding its review of the unaudited interim financial statements of Mesabi Trust as of and for the three and nine months ended October 31, 2025	Filed herewith

101	Inline XBRL Instance Document	Filed herewith

104	Cover Page Interactive Data File	Embedded within the Inline XBRL document and contained in Exhibit 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MESABI TRUST
(Registrant)

	By:	DEUTSCHE BANK TRUST COMPANY AMERICAS
Corporate Trustee
Principal Administrative Officer and duly authorized signatory:*

December 12, 2025		By:	/s/ Chris Niesz
Name: Chris Niesz*
Title: Director

* There are no principal executive officers or principal financial officers of the registrant.