Form 10-Q
period 2026-04-30
MESABI TRUST
filed 2026-06-12
CIK 65172

hh

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2026

or

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

As of June 12, 2026, there were 13,120,010 Units of Beneficial Interest in Mesabi Trust outstanding.

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

For a discussion of the factors, including without limitation, those that could materially and adversely affect Mesabi Trust’s actual results and performance, see “Risk Factors” set forth on pages 4 through 18 of Mesabi Trust’s Annual Report for the fiscal year ended January 31, 2026, as updated by the “Risk Factors” on page 18 of this quarterly report. These risks and uncertainties are not exclusive and further information concerning the Trust, including factors that potentially could materially affect our operating results, financial condition or the market price of the Units, may emerge from time to time. Mesabi Trust undertakes no obligation, other than that imposed by law, to make any revisions to the forward-looking statements contained in this filing or to update them to reflect circumstances occurring after the date of this filing. We advise you, however, to consult any further disclosures we make on related subjects in our future Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K and Current Reports on Form 8-K that we file with or furnish to the Securities and Exchange Commission.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements. (Note 1)

Mesabi Trust

Condensed Statements of Income

Three Months Ended April 30, 2026 and 2025

	Three Months Ended
	April 30,
	2026	2025
	(unaudited)	(unaudited)
A. Condensed Statements of Income

Revenues
Royalty income	$2,077,811	$4,349,472
Interest	168,077	385,070

Total revenues	2,245,888	4,734,542

Expenses	1,158,425	1,103,334

Net income	$1,087,463	$3,631,208

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING
Number of units outstanding	13,120,010	13,120,010

Net income per unit (Note 2)	$0.0829	$0.2768

Distributions declared per unit (Note 4)	$0.2400	$0.5600

See Notes to Condensed Financial Statements.

Mesabi Trust

Condensed Balance Sheets

April 30, 2026 and January 31, 2026

	April 30, 2026	January 31, 2026
	(unaudited)
B. Condensed Balance Sheets

Assets
Cash and cash equivalents	$20,285,073	$23,162,609
Accrued income receivable	631,572	782,363
Contract asset	867,363	263,982
Prepaid expenses	137,748	147,371
Current assets	21,921,756	24,356,325

Fixed property, including intangibles, at nominal values

Assignments of leased property

Amended assignment of Peters Lease	1	1

Assignment of Cloquet Leases	1	1

Certificate of beneficial interest for 13,120,010 units of Land Trust	1	1
	3	3

Total assets	$21,921,759	$24,356,328

Liabilities, Unallocated Reserve And Trust Corpus

Liabilities
Distribution payable	$3,148,802	$3,411,203
Accrued expenses	431,421	542,250
Total liabilities	3,580,223	3,953,453

Unallocated reserve	18,341,533	20,402,872

Trust corpus	3	3

Total liabilities, unallocated reserve and trust corpus	$21,921,759	$24,356,328

See Notes to Condensed Financial Statements.

Mesabi Trust

Condensed Statements of Cash Flows

Three Months Ended April 30, 2026 and 2025

	Three Months Ended
	April 30,
	2026	2025
	(unaudited)	(unaudited)
C. Condensed Statements of Cash Flows

Operating activities
Royalties received	$1,625,299	$2,427,176
Interest received	167,999	612,805
Expenses paid	(1,259,631)	(959,320)

Net cash from operating activities	533,667	2,080,661

Financing activity
Distributions to unitholders	(3,411,203)	(78,064,060)

Net change in cash and cash equivalents	(2,877,536)	(75,983,399)

Cash and cash equivalents, beginning of period	23,162,609	100,204,531

Cash and cash equivalents, end of period	$20,285,073	$24,221,132

Reconciliation of net income to net cash from operating activities

Net income	$1,087,463	$3,631,208
Decrease (increase) in accrued income receivable	150,791	(755,995)
Increase in contract asset	(603,381)	(938,566)
Decrease in prepaid expenses	9,623	11,045
(Decrease) increase in accrued expenses	(110,829)	132,969

Net cash from operating activities	$533,667	$2,080,661

Non cash financing activity

Distributions declared and payable	$3,148,802	$7,347,206

See Notes to Condensed Financial Statements.

Mesabi Trust

Notes to Condensed Financial Statements

April 30, 2026 (Unaudited)

Note 1.  The condensed financial statements and notes to the condensed financial statements of Mesabi Trust (the “Trust”) included herein have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Trustees of Mesabi Trust (the “Trustees”), all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the results of operations for the three months ended April 30, 2026 and 2025, (b) the financial position as of April 30, 2026 and (c) the cash flows for the three months ended April 30, 2026 and 2025, have been made. For further information, refer to the financial statements and footnotes included in Mesabi Trust’s Annual Report on Form 10-K for the year ended January 31, 2026.

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

Disaggregation of Revenues

The following table represents a disaggregation of royalty revenue for the three months ended April 30, 2026 and April 30, 2025.

	Three Months Ended April 30,
	2026	2025
Base overriding royalties	$1,885,699	$2,425,094
Bonus royalties	—	1,783,835
Fee royalties	192,112	140,543
Total royalty income	$2,077,811	$4,349,472

Base overriding royalties

The performance obligation for the base overriding royalty consists of providing NMC access to the Peters Lands, Cloquet Lands, and Mesabi Lands and the right to mine on these lands. The consideration to be received from this access under the Amended Assignment of Peters Lease relates to the volume of iron ore shipped. The Trust receives royalties at the greater of (i) the aggregate quantity of iron ore products shipped, that were mined from Mesabi Trust Lands, and (ii) a portion of the aggregate quantity of all iron ore products shipped, that were mined from any lands during the calendar year, such portion being 90% of the first four million tons shipped during such year, 85% of the next two million tons shipped during such year, and 25% of all tonnage shipped in excess of six million tons during such year.

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

Bonus royalties

The performance obligation for the bonus royalties consists of providing NMC access to the Peters Lands, Cloquet Lands, and Mesabi Lands and the right to mine on these lands. The consideration to be received from this access under the Amended Assignment of Peters Lease relates to the volume of iron ore shipped, by NMC. The Trust recognizes bonus royalties on a quarterly basis based on shipments for the fiscal quarter at the actual royalty percentage for those shipments and based on the anticipated prices for iron ore products sold under Cliffs’ customer contracts. The Trust is paid royalty bonuses when iron ore products shipped are sold at anticipated prices above a threshold price per ton. The royalty bonus is based on a percentage of the gross proceeds of product shipped. The royalty bonus percentage ranges from 1/2 of 1% of the gross proceeds (on all tonnage shipped for sale at prices between the threshold price and $2.00 above the threshold price) to 3% of the gross proceeds (on all tonnage shipped for sale at prices $10.00 or more above the threshold price). The threshold price is adjusted annually for inflation and is $71.70 per ton for calendar year 2026 and was $69.41 per ton for calendar year 2025.

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

Contract asset and contract liability

The contract asset and contract liability are presented net in the accompanying balance sheets as both the contract asset and contract liability are derived from one customer contract. A net contract asset in the amount of $867,363 is reflected on the Balance Sheet as of April 30, 2026. The net contract asset is made up of a contract asset in the amount of $867,363 and no contract liability. As of January 31, 2026, the Trust recorded a net contract asset in the amount of $263,982, made up of a contract asset of $263,982 and no contract liability. The contract asset relates to variable consideration for base overriding royalties that occurs as a result of escalating base overriding royalty rates earned as thresholds for tons of ore shipped are reached, as described in the base overriding royalties section above. The recorded contract asset represents the additional revenue earned based on the estimated annual royalty rate compared to the effective contracted rate for tons shipped during the period. The contract asset is not available for distribution to the Unitholders until the applicable royalties are actually received by the Trust.

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

Note 4.  On April 14, 2026, the Trustees declared a distribution of $0.24 per Unit of Beneficial Interest payable on May 20, 2026 to Mesabi Trust Unitholders of record at the close of business on April 30, 2026. The declared distribution of $3,148,802 is recorded as a distribution payable on the Condensed Balance Sheet for the quarter ended April 30, 2026 (unaudited) as compared to a distribution payable of $0.56 per Unit of Beneficial Interest for the quarter ended April 30, 2025.

On April 30, 2026, the Trustees received the quarterly royalty report of iron ore production and shipment during the calendar quarter ended March 31, 2026 from Cliffs. See “Recent Developments—Receipt of Quarterly Royalty Report and Royalty Payment from Cliffs” as set forth on page 13 of this Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2026.

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

As of April 30, 2026 and January 31, 2026, the unallocated cash and cash equivalents portion of the Trust’s Unallocated Reserve was comprised of the following components. Cash equivalents consists of U.S. government securities with maturities of 3 months or less as of the date of acquisition by the Trust.

	April 30, 2026	January 31, 2026
Cash and cash equivalents	$20,285,073	$23,162,609
Distribution payable	(3,148,802)	(3,411,203)

Unallocated cash and cash equivalents	$17,136,271	$19,751,406

A reconciliation of the Trust’s Unallocated Reserve and Trust Corpus for the three months ended April 30, 2026 and 2025 is as follows:

	Unallocated	Trust
	Reserve	Corpus	Total
Balances as of January 31, 2026	$20,402,872	$3	$20,402,875

Net income	1,087,463	—	1,087,463
Distributions declared - $0.2400 per unit	(3,148,802)	—	(3,148,802)

Balances as of April 30, 2026	$18,341,533	$3	$18,341,536

	Unallocated	Trust
	Reserve	Corpus	Total
Balances as of January 31, 2025	$23,327,717	$3	$23,327,720

Net income	3,631,208	—	3,631,208
Distributions declared - $0.5600 per unit	(7,347,206)	—	(7,347,206)

Balances as of April 30, 2025	$19,611,719	$3	$19,611,722

Item 2. Trustees’ Discussion and Analysis of Financial Condition and Results of Operations.

This discussion should be read in conjunction with the condensed financial statements and notes presented in this Quarterly Report on Form 10-Q and the financial statements and notes in the last filed Annual Report on Form 10-K for the year ended January 31, 2026 for a full understanding of Mesabi Trust’s financial position and results of operations for the three months ended April 30, 2026.

All references in this discussion and in this Quarterly Report on Form 10-Q to iron ore products “shipped” or “shipments” shall include iron ore products that are actually shipped from Silver Bay, Minnesota and/or stockpiled for intercompany use that Cleveland-Cliffs Inc. (“Cliffs”) has deemed shipped, as referenced by the parties to, and in accordance with, the Amended Assignment of Peters Lease. Following the outcome of the 2019 arbitration, Cliffs began accruing royalty payments to the Trust for both DR pellets and standard pellets to be sold for internal use at facilities owned by Cliffs or its subsidiaries. This accrual method was upheld in the September 6, 2024 arbitration award. As a result, the Trust recognizes revenue for Cliffs’ internal use pellets upon production of those pellets, regardless of pellet grade. Pellets produced by Northshore Mining Company (“Northshore” or “NMC”) that are not designated for internal use by Cliffs, or its subsidiaries, and instead are intended for sale to third parties in arms’-length sales, continue to be recognized as revenue upon shipment from Silver Bay, Minnesota.

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

Three types of royalties, as well as royalty bonuses, comprise the Trust’s leasehold royalty income:

●	Base overriding royalties. Base overriding royalties have historically constituted the majority of the Trust’s royalty income. Base overriding royalties are determined by both the volume and selling price of iron ore products shipped. Northshore is obligated to pay the Trust base overriding royalties in varying amounts, based on the volume of iron ore products shipped. Base overriding royalties are calculated as a percentage of the gross proceeds of iron ore products produced at Mesabi Trust Lands (and to a limited extent other lands) and shipped. The percentage ranges from 2-1/2% of the gross proceeds for the first one million tons of iron ore products shipped annually to 6% of the gross proceeds for all iron ore products in excess of four million tons shipped annually. Base overriding royalties are subject to interim and final price adjustments under Cliffs’ customer contracts and, as described elsewhere in this report, such adjustments may be positive or negative.

●	Royalty bonuses. The Trust earns royalty bonuses when iron ore products shipped are sold at prices above a threshold price per ton. The royalty bonus is based on a percentage of the gross proceeds of product shipped. The threshold price is adjusted (but not below $30.00 per ton) on an annual basis for inflation and deflation (the “Adjusted Threshold Price”). The Adjusted Threshold Price is $71.70 per ton for calendar year 2026 and was $69.41 per ton for calendar year 2025. The royalty bonus percentage ranges from 1/2 of 1% of the gross proceeds (on all tonnage shipped for sale at prices between the Adjusted Threshold Price and $2.00 above the Adjusted Threshold Price) to 3% of the gross proceeds (on all tonnage shipped for sale at prices $10.00 or more above the Adjusted Threshold Price). Royalty bonuses are subject to price adjustments under Cliffs’ customer contracts and, as described elsewhere in this report, such adjustments may be positive or negative.

●	Fee royalties. Fee royalties have historically constituted a smaller component of the Trust’s total royalty income. Fee royalties are payable to the Mesabi Land Trust, a Minnesota land trust, which holds a 20% interest as fee owner in the Amended Assignment of Peters Lease. Mesabi Trust holds the entire beneficial interest in the Mesabi Land Trust for which U.S. Bank N.A. acts as the corporate trustee. Mesabi Trust receives the net income of the Mesabi Land Trust, which is generated from royalties on the amount of crude ore mined after the payment of expenses to U.S. Bank N.A. for its services as the corporate trustee. Crude ore is the source of iron oxides used to make iron ore pellets and other products. The fee royalty on crude ore is based on an agreed price per ton, subject to certain indexing.

●	Minimum advance royalties. Northshore’s obligation to pay base overriding royalties and royalty bonuses with respect to the sale of iron ore products generally accrues upon the shipment of those products. However, regardless of whether any shipment has occurred, Northshore is obligated to pay to Mesabi Trust a minimum advance royalty. Each year, the amount of the minimum advance royalty is adjusted (but not below $500,000 per annum) for inflation or deflation. The minimum advance royalty is $1,195,452 for calendar year 2026 and was $1,157,261 for calendar year 2025. Until overriding royalties (and royalty bonuses, if any) for a particular year equal or exceed the minimum advance royalty for the year, Northshore must make quarterly payments of up to 25% of the minimum advance royalty for the year. Because minimum advance royalties are essentially prepayments of base overriding royalties and royalty bonuses earned each year, any minimum advance royalties paid in a fiscal quarter are recouped by credits against base overriding royalties and royalty bonuses earned in later fiscal quarters during the year.

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

As also described elsewhere in this report, the Trust receives a bonus royalty equal to a percentage of the gross proceeds of iron ore products (mined from Mesabi Trust Lands) shipped and sold at prices above the Adjusted Threshold Price. Although 95.5% of all the iron ore products shipped during calendar 2025 were sold at prices higher than the Adjusted Threshold Price, the Trustees are unable to project whether Cliffs will continue to be able to sell iron ore products at prices above the applicable Adjusted Threshold Price, entitling the Trust to any future bonus royalty payments.

Based on Cliffs’ most recent royalty report dated April 30, 2026 for shipments and deemed shipments during the first quarter ended March 31, 2026, the Trust did not receive any bonus royalty revenue. See “Risk Factors – The limited arms’-length third-party sales of iron ore products (processed at Northshore using Mesabi Trust iron ore) by Cliffs at prices below the annual adjusted bonus royalty threshold price eliminated a bonus royalty during the Trust’s fiscal quarter ended April 30, 2026, could continue to reduce or even eliminate bonus royalties historically paid to the Trust and could result in potential disputes regarding the amount of royalties owed to the Trust,” as set forth in “Part II, Item 1A. Risk Factors on page 18 of this Report.

As described in this report, in order to calculate the royalties owed by Northshore to Mesabi Trust, the Royalty Agreement requires that Northshore make sales of iron ore products to third parties on an arms’-length basis without regard to any other business relationship between Northshore and the third-party buyer of the iron ore products. In order to calculate royalties on less than arms’-length sales (including sales from Northshore to Cliffs’ corporate affiliates), the Royalty Agreement requires reference to the highest contract price obtained by Northshore in the preceding four calendar quarters in a sale to a buyer not affiliated with Northshore and made on an arms’-length basis. Since Cliffs’ acquisition of ArcelorMittal USA in late-2020, and accelerating after Cliffs’ Toledo HBI plant came online in mid-2021, Northshore has increased the proportion of iron ore mined from the Mesabi Trust Lands that it sells to Cliffs’ corporate affiliates and decreased the proportion of such iron ore that it sells to third parties in arms’-length transactions. Cliffs’ public statements beginning in October 2021 have indicated that Cliffs will be limiting the tonnage of iron ore pellets that it sells to third parties from all of its mines, and particularly Northshore. Cliffs’ recent royalty reports reported three sale transactions of iron ore pellets shipped to a single third-party customer in September and December 2025. As reported by Cliffs, these third-party customer pellet sale transactions were comprised of lower volumes than historically typical shipment volumes. These iron ore pellets shipped to a third party in September and December 2025 are priced below the 2026 Adjusted Threshold Price (which is used in calculating royalty bonuses payable to the Trust under the Royalty Agreement). The Trust did not record any royalty bonus revenue during the quarter ended April 30, 2026. See “Risk Factors – The limited arms’-length third-party sales of iron ore products (processed at Northshore using Mesabi Trust iron ore) by Cliffs at prices below the annual adjusted bonus royalty threshold price eliminated a bonus royalty during the Trust’s fiscal quarter ended April 30, 2026, could continue to reduce or even eliminate bonus royalties historically paid to the Trust and could result in potential disputes regarding the amount of royalties owed to the Trust” as set forth in “Part II, Item 1A. Risk Factors” on page 18 of this Report. The Trust is continuing to evaluate whether such transactions meet the requirements of the royalty agreement. Without consistent arms’-length sales of iron ore pellets from Northshore to third parties, the calculation of royalties on iron ore pellets that Northshore ships to Cliffs’ affiliates could be uncertain under the Royalty Agreement, which could in turn result in potential disputes regarding the amount of royalties owed to the Trust. Historically, Cliffs has not fully responded to the Trust’s inquiries about its planning and efforts on these matters, and Cliffs has not reported to the Trust regarding such matters.

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

Results of Operations

Comparison of Iron Ore Pellet Production and Shipments for the Three Months Ended April 30, 2026 and April 30, 2025

As shown in the table below, during the three months ended April 30, 2026, production and shipments of iron ore pellets at Northshore from Mesabi Trust Lands both totaled 906,131 tons. By comparison, pellet production and shipments for the comparable period in 2025 were both 637,186 tons. The increase in production and shipments is attributable to Northshore being in an extended maintenance shut down in February 2025. For the three months ended April 30, 2026 and 2025, 100% of shipments originated from Trust lands.

	Pellets Produced from	Pellets Shipped from
	Trust Lands	Trust Lands
Year Ended	(Tons)	(Tons)
April 30, 2026	906,131	906,131
April 30, 2025	637,186	637,186

Comparison of Royalty Income for the Three Months Ended April 30, 2026 and April 30, 2025

As reflected in the table below, the Trust’s total royalty income for the three months ended April 30, 2026 decreased by $2,271,661 to $2,077,811 as compared to the three months ended April 30, 2025. The decrease in total royalty income is attributable to a decrease in prices received on pellets of iron ore which resulted in no bonus royalty revenue received during the three months ended April 30, 2026 as compared to the three months ended April 30, 2025.

The table below shows that the base overriding royalties decreased $539,395 and the bonus royalties decreased by $1,783,835 for the three months ended April 30, 2026, as compared to the three months ended April 30, 2025. Fee royalties increased by $51,569 over the same period. The decrease in the base overriding royalties and bonus royalties is attributable to a decrease in prices received on pellets of iron ore which resulted in no bonus royalty revenue received during the three months ended April 30, 2026 as compared to the three months ended April 30, 2025. The increase in the fee royalties is attributable to an increase in crude ore mined during the three months ended April 30, 2026 as compared to the three months ended April 30, 2025, due to the extended maintenance shut down at Northshore during the fiscal quarter ended April 30, 2025.

The table below summarizes the components of Mesabi Trust’s total royalty income for the three months ended April 30, 2026 and April 30, 2025, respectively:

	Three Months Ended April 30,
	2026	2025
Base overriding royalties	$1,885,699	$2,425,094
Bonus royalties	—	1,783,835
Fee royalties	192,112	140,543
Total royalty income	$2,077,811	$4,349,472

Comparison of Net Income, Expenses and Distributions for the Three Months Ended April 30, 2026 and April 30, 2025

Net income for the three months ended April 30, 2026 was $1,087,463, a decrease of $2,543,745 as compared to the three months ended April 30, 2025. The decrease in net income for the three months ended April 30, 2026 is primarily attributable to a decrease in royalty income during the quarter ended April 30, 2026 compared to the same period in the prior year. The decrease in royalty income is due to a decrease in prices received on pellets of iron ore which resulted in no bonus royalty revenue received during the three months ended April 30, 2026. The Trust’s expenses for the three months ended April 30, 2026 were $1,158,425, an increase of $55,091 compared to the expenses for the three months ended April 30, 2025. The increase in expenses was primarily attributable to an increase in legal fees and expenses incurred for the three months ended April 30, 2026 as compared to the prior comparable period. The table below summarizes the Trust’s income and expenses for the three months ended April 30, 2026 and April 30, 2025, respectively.

	Three Months Ended April 30,
	2026	2025
Total royalty income	$2,077,811	$4,349,472
Interest income	168,077	385,070
Total revenues	2,245,888	4,734,542
Expenses	1,158,425	1,103,334
Net income	$1,087,463	$3,631,208

As presented on the “Trust’s Condensed Statements of Income” on page 3 of this quarterly report, the Trust’s net income per unit decreased $0.1939 per unit to $0.0829 per unit for the fiscal quarter ended April 30, 2026 as compared to the fiscal quarter ended April 30, 2025. On April 14, 2026, the Trust declared a distribution of $0.24 per unit payable on May 20, 2026 to Unitholders of record on April 30, 2026. Comparatively, the Trust declared a distribution of $0.56 per unit during the quarter ended April 30, 2025.

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

Comparison of Unallocated Reserve as of April 30, 2026, April 30, 2025 and January 31, 2026

As set forth in the table below, Unallocated Reserve decreased from $19,611,719 as of April 30, 2025 to $18,341,533 as of April 30, 2026. The decrease in Unallocated Reserve as of April 30, 2026, as compared to April 30, 2025, is primarily the result of a decrease in accrued income receivable caused by a decrease in prices received on pellets of iron ore which resulted in no bonus royalty revenue accrued for the month of April 2026 as compared to April 2025.

	April 30,		% increase
	2026	2025	(decrease)
Accrued Income Receivable	$631,572	$1,916,756	(67.0)%
Contract Asset	867,363	1,179,208	(26.4)%
Unallocated Cash and Cash Equivalents	17,136,271	16,873,926	1.6%
Accrued Expenses, net	(293,673)	(358,171)	(18.0)%
Unallocated Reserve	$18,341,533	$19,611,719	(6.5)%

The Trust’s Unallocated Reserve as of April 30, 2026 decreased by $2,061,339 to $18,341,533, as compared to the fiscal year ended January 31, 2026. The decrease in the Unallocated Reserve as of April 30, 2026, as compared to January 31, 2026, is the result of a decrease in unallocated cash and cash equivalents offset by an increase in the contract asset. The decrease in the unallocated cash and cash equivalents portion of the Unallocated Reserve is attributable to lower royalties received during the quarter ended April 30, 2026 as compared to the quarter ended January 31, 2026. The increase in the contract asset portion of the unallocated reserve is attributed to estimates of variable consideration related to shipment calendar year-to-date April 30, 2026, as compared to only one month of shipments for the quarter ended January 31, 2026. See “Note 2” for further discussion of contract asset and contract liability.

			% increase
	April 30, 2026	January 31, 2026	(decrease)
Accrued Income Receivable	$631,572	$782,363	(19.3)%
Contract Asset	867,363	263,982	228.6%
Unallocated Cash and Cash Equivalents	17,136,271	19,751,406	(13.2)%
Accrued Expenses, net	(293,673)	(394,879)	25.6%
Unallocated Reserve	$18,341,533	$20,402,872	(10.1)%

It is possible that future negative price adjustments could offset, or even eliminate, future royalties or royalty income that would otherwise be payable to the Trust in any particular quarter, or at year end, thereby potentially reducing cash available for distribution to the Trust’s Unitholders in future quarters. See the discussion under the heading “Risk Factors” beginning on page 4 of the Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 2026 (filed April 22, 2026).

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

Recent Developments

Receipt of Quarterly Royalty Report and Royalty Payment from Cliffs

On April 30, 2026, the Trustees of Mesabi Trust received the quarterly royalty report (“Royalty Report”) from Cliffs, the parent company of Northshore.

As reported to Mesabi Trust by Cliffs in the Royalty Report, based on shipments of iron ore products by Northshore during the three months ended March 31, 2026, Mesabi Trust was credited with a base royalty of $1,201,501. For the three months ended March 31, 2026, Mesabi Trust was also credited with a bonus royalty in the amount of $0. The royalty payment received by Mesabi Trust also included an increase of $243,986 as a result of positive adjustments related to prior quarters. In addition, a royalty payment of $179,813 was paid to the Mesabi Land Trust. Accordingly, the total royalty payments received by Mesabi Trust on April 30, 2026 from Cliffs were $1,625,300.

As noted above, Cliffs Royalty Report indicated the bonus royalty is $0. Cliffs reported that all deemed shipments out of Silver Bay for the calendar quarter ended March 31, 2026 were below the 2026 adjusted bonus royalty threshold of $71.70 per ton. The prices Cliffs reported for deemed shipments in this quarter were based on a third-party sale that occurred in September 2025. Other than the time period related to Cliffs’ temporarily idling of Northshore operations from May 2022 to April 2023, this represents the first time in many years that Cliffs’ quarterly royalty report and royalty payment did not report and pay Mesabi Trust a bonus royalty for shipments of iron ore pellets made during the applicable quarter. Cliffs’ Royalty Report also indicated that royalty calculations are based on estimated prices that are subject to change. All royalties are subject to continued due diligence review and verification by Mesabi Trust.

Royalties paid to Mesabi Trust are based on the volume of iron ore pellets and other products produced or shipped during the quarter and the year to date, the pricing of iron ore product sales, and the percentage of iron ore pellet production and shipments from Mesabi Trust lands rather than from non-Mesabi Trust lands. In the first calendar quarter of 2026, Cliffs credited Mesabi Trust with 938,572 tons of iron ore shipped, as compared to 457,728 tons shipped during the first calendar quarter of 2025. Cliffs’ Royalty Report reflected no additional third-party sale transactions of iron ore pellets since reporting several low volume shipments of iron ore pellets to a single Cliffs’ third-party customer in September and December 2025.

The volume of iron ore pellets (and other iron ore products) produced or shipped by Northshore varies from quarter to quarter and year to year based on a number of factors including, among others, Cliffs’ decisions to idle Northshore operations (which occurred from May 2022 until April 2023), the requested delivery schedules of customers (including affiliates), general economic conditions in the iron ore industry, and production schedules and weather conditions on the Great Lakes. These multiple factors can result in significant variations in royalties received by Mesabi Trust (and in turn, the resulting funds available for distribution to Unitholders by Mesabi Trust) from quarter to quarter and from year to year. These variations, which can be positive or negative, cannot be predicted by the Trustees of Mesabi Trust. Based on the above factors, and as indicated by Mesabi Trust’s historical distribution payments, the royalties received by Mesabi Trust, and the distributions paid to Unitholders, if any, in any particular quarter are not necessarily indicative of royalties that will be received, or distributions that will be paid, if any, in any subsequent quarter or full year.

Mesabi Trust’s Prior Announcement of a Twenty-Four Cents Distribution

On April 14, 2026, Mesabi Trust issued a press release announcing that the Trustees of Mesabi Trust declared a distribution of twenty-four cents ($0.24) per Unit of Beneficial Interest payable on May 20, 2026 to Mesabi Trust Unitholders of record at the close of business on April 30, 2026. This compares to a fifty-six cents ($0.56) per Unit distribution declared for the same period last year.

Northshore’s Proposed Project at Mile Post 7 Tailings Basin and Minnesota Litigation Update

Northshore operates Mile Post 7 tailings basin located approximately five miles west of Silver Bay, Minnesota, and three miles from Lake Superior. Originally constructed in the late 1970s, the Mile Post 7 tailings basin receives and impounds fine tailings that are a byproduct of processing taconite ore extracted from the Peter Mitchell Mine. The tailings basin now spans approximately 2,100 acres and is contained by three primary dams—Dams 1, 2, and 5.

In recent years, Northshore has proposed expanding the Mile Post 7 tailings basin to accommodate increased production and extend the facility's operational lifespan. The proposed 650-acre expansion includes relocating an existing railroad embankment, extending Dams 1 and 2, constructing a rail switchback, and excavating clay from a borrow pit for dam construction. Additionally, the project involves stream mitigation efforts across several sites to address environmental impacts.

On March 1, 2024, the Minnesota Department of Natural Resources (“DNR”) issued an order concluding that Northshore’s proposed project relating to the Mile Post 7 tailings basin does not require an environmental impact statement (“EIS”) to proceed. On February 3, 2025, the Minnesota Court of Appeals reversed the DNR’s decision that an EIS was not needed, concluding it was “arbitrary and capricious” and in error. The Court remanded the case to the DNR for a new determination of whether the cumulative potential environmental impact of both the proposed project and the ongoing and future effects of the Mile Post 7 tailings basin requires an EIS for the proposed project.

On March 5, 2025, both the DNR and Northshore petitioned the Minnesota Supreme Court to review the Court of Appeals’ decision. On May 13, 2025, the Minnesota Supreme Court denied Northshore and the DNR’s petitions for review, thereby leaving in place the Court of Appeals’ reversal decision and remand back to the DNR.

The Trustees are unable to predict what impact, if any, the Minnesota Court of Appeals’ decision to reverse and remand the DNR order or the DNR’s future redetermination regarding whether the proposed project requires an EIS will have on mining, production and shipments of iron ore products from Northshore or future royalties payable to the Trust.

On June 16, 2025, WaterLegacy filed a civil complaint in the Second Judicial District, Ramsey County, Minnesota, Case No. 62-cv-25-4810, seeking injunctive and declaratory relief against the DNR and Northshore in relation to the proposed Mile Post 7 tailings basin project. WaterLegacy seeks declaratory and injunctive relief under the Minnesota Environmental Policy Act (“MEPA”) and the Minnesota Environmental Rights Act (“MERA”). WaterLegacy specifically asks the court to (1) declare that any DNR approvals or Northshore construction activities related to the proposed project prior to completion of an EIS are prohibited under MEPA and (2) enjoin these approvals and activities until the EIS process is complete. WaterLegacy also asks the court to (1) declare that the proposed project’s dam enlargement violates or is likely to violate Minnesota dam permitting standards and rules and (2) enjoin the DNR and Northshore from proceeding with the proposed project until a new dam permit is issued in compliance with Minnesota statutes and rules. Trial was scheduled to occur in September 2027.

On March 2, 2026, the parties jointly filed a stipulation seeking a stay of the case, reporting that the parties had engaged in settlement discussions and “progressed sufficiently that a stay of [the] matter is appropriate” in order to “allow the parties to focus their attention and energy on resolving terms and finalizing what will likely be a complicated settlement agreement.” On March 3, 2026, the Court referred the case to mediation and issued an order granting a stay of the matter until the Court orders otherwise.

The Trustees are unable to predict what impact, if any, the WaterLegacy lawsuit, or any settlement thereof, will have on mining, production and shipments of iron ore products from Northshore or future royalties payable to the Trust.

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

Although the Mesabi Trustees believe that any such forward-looking statements are based on reasonable assumptions, such statements are subject to risks and uncertainties, which could cause actual results to differ materially. Additional information concerning these and other risks and uncertainties is contained in Mesabi Trust’s filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the fiscal year ended January 31, 2026 (filed April 22, 2026). Mesabi Trust undertakes no obligation to publicly update or revise any of the forward-looking statements made herein to reflect events or circumstances after the date hereof.

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

Neither Mesabi Trust nor the Trustees have any control over the operations and activities of Northshore, except within the framework of the Amended Assignment of Peters Lease, and the framework of the Peters Lease (by virtue of Mesabi Land Trust’s interest in that Lease). Cliffs alone controls (i) historical operating data, including iron ore production volumes, decisions to reduce or idle the Northshore plant and mining operations, marketing of iron ore products, operating and capital expenditures as they relate to Northshore, environmental and other liabilities and the effects of regulatory changes; (ii) plans for Northshore’s future operating and capital expenditures; (iii) geological data relating to ore reserves; (iv) projected production of iron ore products; (v) contracts between Cliffs and Northshore with their customers; and (vi) the decision to mine off Mesabi Trust and/or state lands, based on Cliffs’ current mining and engineering plan. The Trustees do not exert any influence over mining operational decisions at Northshore, nor do the Trustees provide any input regarding the ore reserve estimates at Northshore as reported by Cliffs. While the Trustees request relevant information from Cliffs and Northshore in accordance with the Royalty Agreement for use in periodic reports as part of their evaluation of Mesabi Trust’s disclosure controls and procedures, the Trustees do not control this information and they rely on the information in Cliffs’ periodic and current filings with the SEC to provide accurate and timely information in Mesabi Trust’s reports filed with the SEC.

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

For a discussion of additional factors, including but not limited to those that could adversely affect Mesabi Trust’s actual results and performance, see “Risk Factors” set forth on pages 4 through 18 of Mesabi Trust’s Annual Report on Form 10-K for the fiscal year-ended January 31, 2026 (filed April 22, 2026), as supplemented by the “Risk Factors” set forth on page 18 of this Quarterly Report on Form 10-Q (Part II, Item 1A.) for the quarter ended April 30, 2026.

Iron Ore Pricing and Contract Adjustments

Cliffs has recently disclosed that marketing and selling iron ore pellets to third party customers in arms’-length transactions is no longer a core aspect of Northshore’s business. Historically, when Cliffs produced iron ore for arms’-length sales to third-party customers, some portion of the royalties Cliffs paid to Mesabi Trust were based in part on estimated prices for certain iron ore products sold under some of Cliffs’ customer contracts. Mesabi Trust is not a party to any of the Cliffs’ customer contracts. Generally, prices in some of such contracts were subject to interim and final pricing adjustments, which can be positive or negative, and which adjustments are dependent in part on a variety of price and inflation index factors, including but not limited to various benchmark pellet prices, hot band steel prices and various Producer Price Indexes. Although Northshore makes interim adjustments to the royalty payments on a quarterly basis, these price adjustments typically were not finalized until after the end of a contract year. In such circumstances, significant and frequent variations in royalties paid to the Trust could result. Iron ore products that are sold internally to Cliffs’ affiliates do not include such contract adjustment provisions.

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

There have been no material changes in the Trust’s critical accounting policies or significant accounting estimates during the three months ended April 30, 2026. For a complete description of the Trust’s significant accounting policies, please see Note 2 to the financial statements included in the Trust’s Annual Report on Form 10-K for the year ended January 31, 2026 (filed April 22, 2026).

Certain Tax Information

The Trust is not taxable as a corporation for federal or state income tax purposes and is instead qualified as a nontaxable grantor trust. Since the Trust’s inception, all net taxable income is annually attributable directly to Unitholders for tax purposes regardless of whether the income is distributed or retained by the Trust in its reserve account. As such, in lieu of the Trust paying income taxes, Unitholders report their pro rata share of the various items of Trust income and deductions on their income tax returns. This reporting is required whether or not the earnings of the Trust are distributed to Unitholders. During calendar year 2026, any funds retained to increase the Trust’s unallocated reserve, which were derived from reportable royalty income and other proceeds, will nonetheless become taxable as reportable income to Unitholders, depending on each individual’s personal tax situation. Information regarding the background on the changes in the Trust’s unallocated reserve is described above under “Results of Operations — Comparison of Unallocated Reserve as of April 30, 2026, April 30, 2025 and January 31, 2026” beginning on page 12. Unitholders are encouraged to consult with their own tax advisors to plan for any financial impact related to this and to review their personal tax situations related to investing in, holding or selling units of beneficial interest in Mesabi Trust.

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

Item 1A. Risk Factors

The following Risk Factor supplements the Trust’s Risk Factors as described in “Risk Factors” set forth on pages 4 through 18 of Mesabi Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 2026 (filed April 22, 2026).

The limited arms’-length third-party sales of iron ore products (processed at Northshore using Mesabi Trust iron ore) by Cliffs at prices below the annual adjusted bonus royalty threshold price eliminated a bonus royalty during the Trust’s fiscal quarter ended April 30, 2026, could continue to reduce or even eliminate bonus royalties historically paid to the Trust and could result in potential disputes regarding the amount of royalties owed to the Trust.

Mesabi Trust recognizes bonus royalties on a quarterly basis, based on the volume of shipments for each fiscal quarter at the actual royalty percentage for those shipments and based on the prices for iron ore products sold by Cliffs in bona-fide third-party transactions. The Trust is paid royalty bonuses when iron ore products shipped are sold at prices above a bonus threshold price per ton, which is calculated annually. The royalty bonus is based on a percentage of the gross proceeds of all iron ore products shipped that quarter. The royalty bonus percentage ranges from 1/2 of one percent of the gross proceeds (on all tons of iron ore shipped for sale at prices between the threshold price and $2.00 above the threshold price) to 3% of the gross proceeds (on all tonnage shipped for sale at prices $10 or more above the threshold price). The threshold price is adjusted annually for inflation and is $71.70 per ton for calendar year 2026 and was $69.41 per ton for calendar year 2025.

As recently reported by the Trust in its Current Report on Form 8-K dated May 4, 2026, based on Cliffs’ most recent quarterly royalty report of shipments to an unaffiliated third party customer for the three months ended March 31, 2026, the Trust was credited with a bonus royalty in the amount of $0 (zero dollars). In its April 30, 2026 quarterly royalty report to the Trust, Cliffs reported that all deemed shipments out of Silver Bay for the calendar quarter ended March 31, 2026 were priced below the 2026 adjusted bonus royalty threshold of $71.70 per ton. The prices Cliffs reported for deemed shipments in this quarter were based on a third-party sale that occurred in September 2025. Other than the time period related to Cliffs’ temporarily idling of Northshore operations from May 2022 to April 2023, this represents the first time in many years that Cliffs’ quarterly royalty report and royalty payment did not report and pay Mesabi Trust a bonus royalty for shipments of iron ore pellets made during the applicable quarter.

The Trustees are unable to project whether Cliffs will continue to sell iron ore products at prices above, at or below the applicable adjusted bonus royalty threshold price, making it uncertain as to whether the Trust will be paid any future bonus royalty payments. Limited third-party customer sale transactions of iron ore products produced with iron ore mined from Mesabi Lands at prices below the adjusted threshold price could lead to uncertainty under the Royalty Agreement regarding the calculation of bonus royalties, which in turn could result in potential disputes regarding the amount of bonus royalties owed to the Trust. Furthermore, such developments could potentially continue to reduce or eliminate bonus royalties payable to the Trust during a particular quarter or year.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Mine Safety and Health Administration Safety Data. Pursuant to §1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, Cliffs started reporting information related to certain mine safety results at Northshore. This information is available in Exhibit 95 (Mine Safety Disclosures) of Cliffs’ Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 9, 2026.

Rule 10b5-1 Plan and Non-Rule 10b5-1 Trading Arrangement Adoptions, Terminations, and Modifications. During the three months ended April 30, 2026, none of the Trustees adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of SEC Regulation S-K.

Item 6. Exhibits.

(a)Exhibits

The following exhibits are being filed or furnished with this Quarterly Report on Form 10-Q:

Exhibit No.	Exhibit	Filing Method

31	Certification of Corporate Trustee of Mesabi Trust pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certification of Corporate Trustee of Mesabi Trust pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

99.1	Report of Boulay PLLP, dated June 12, 2026 regarding its review of the unaudited interim financial statements of Mesabi Trust as of and for the three months ended April 30, 2026	Filed herewith

101	Inline XBRL Instance Document	Filed herewith

104	Cover Page Interactive Data File	Embedded within the Inline XBRL document and contained in Exhibit 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MESABI TRUST
(Registrant)

	By:	DEUTSCHE BANK TRUST COMPANY AMERICAS
Corporate Trustee
Principal Administrative Officer and duly authorized signatory:*

June 12, 2026		By:	/s/ Chris Niesz
Name: Chris Niesz*
Title: Director

* There are no principal executive officers or principal financial officers of the registrant.