Form 10-Q
period 2026-07-31
MESABI TRUST
filed 2026-09-11
CIK 65172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2026

or

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

As of September 11, 2026, there were 13,120,010 Units of Beneficial Interest in Mesabi Trust outstanding.

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

For a discussion of the factors, including without limitation, those that could materially and adversely affect Mesabi Trust’s actual results and performance, see “Risk Factors” set forth on pages 4 through 18 of Mesabi Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 2026, the Trust’s Risk Factor described in “Risk Factors” set forth on page 18 of Mesabi Trust’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2026 (filed June 12, 2026) and as set forth on page 19 of this Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2026. These risks and uncertainties are not exclusive and further information concerning the Trust, including factors that potentially could materially affect our operating results, financial condition or the market price of the Units, may emerge from time to time. Mesabi Trust undertakes no obligation, other than that imposed by law, to make any revisions to the forward-looking statements contained in this filing or to update them to reflect circumstances occurring after the date of this filing. We advise you, however, to consult any further disclosures we make on related subjects in our future Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K and Current Reports on Form 8-K that we file with or furnish to the Securities and Exchange Commission.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements. (Note 1)

Mesabi Trust

Condensed Statements of Income

Three and Six Months Ended July 31, 2026 and 2025

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2026	2025	2026	2025
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
A. Condensed Statements of Income

Revenues
Royalty income	$2,328,523	$5,416,904	$4,406,335	$9,766,376
Interest	151,833	189,851	319,910	574,921

Total revenues	2,480,356	5,606,755	4,726,245	10,341,297

Expenses	2,575,369	862,873	3,733,795	1,966,206

Net (loss) income	$(95,013)	$4,743,882	$992,450	$8,375,091

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING
Number of units outstanding	13,120,010	13,120,010	13,120,010	13,120,010

Net (loss) income per unit (Note 2)	$(0.0072)	$0.3616	$0.0756	$0.6383

Distributions declared per unit (Note 4)	$0.0500	$0.1200	$0.2900	$0.6800

See Notes to Condensed Financial Statements.

Mesabi Trust

Condensed Balance Sheets

July 31, 2026 and January 31, 2026

	July 31, 2026	January 31, 2026
	(unaudited)
B. Condensed Balance Sheets

Assets
Cash and cash equivalents	$17,385,397	$23,162,609
Accrued income receivable	967,961	782,363
Contract asset	1,050,186	263,982
Prepaid expenses	439,662	147,371
Current assets	19,843,206	24,356,325

Fixed property, including intangibles, at nominal values

Assignments of leased property

Amended assignment of Peters Lease	1	1

Assignment of Cloquet Leases	1	1

Certificate of beneficial interest for 13,120,010 units of Land Trust	1	1
	3	3

Total assets	$19,843,209	$24,356,328

Liabilities, Unallocated Reserve And Trust Corpus

Liabilities
Distribution payable	$656,001	$3,411,203
Accrued expenses	1,596,686	542,250
Total liabilities	2,252,687	3,953,453

Unallocated reserve	17,590,519	20,402,872

Trust corpus	3	3

Total liabilities, unallocated reserve and trust corpus	$19,843,209	$24,356,328

See Notes to Condensed Financial Statements.

Mesabi Trust

Condensed Statements of Cash Flows

Six Months Ended July 31, 2026 and 2025

	Six Months Ended
	July 31,
	2026	2025
	(unaudited)	(unaudited)
C. Condensed Statements of Cash Flows

Operating activities
Royalties received	$3,433,080	$7,727,463
Interest received	321,363	805,974
Expenses paid	(2,971,650)	(2,077,510)

Net cash from operating activities	782,793	6,455,927

Financing activity
Distributions to unitholders	(6,560,005)	(85,411,267)

Net change in cash and cash equivalents	(5,777,212)	(78,955,340)

Cash and cash equivalents, beginning of period	23,162,609	100,204,531

Cash and cash equivalents, end of period	$17,385,397	$21,249,191

Reconciliation of net income to net cash from operating activities

Net income	$992,450	$8,375,091
Increase in accrued income receivable	(185,598)	(283,114)
Increase in contract asset	(786,204)	(1,524,746)
Increase in prepaid expenses	(292,291)	(195,687)
Increase in accrued expenses	1,054,436	84,383

Net cash from operating activities	$782,793	$6,455,927

Non cash financing activity

Distributions declared and payable	$656,001	$1,574,401

See Notes to Condensed Financial Statements.

Mesabi Trust

Notes to Condensed Financial Statements

July 31, 2026 (Unaudited)

Note 1.  The condensed financial statements and notes to the condensed financial statements of Mesabi Trust (the “Trust”) included herein have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Trustees of Mesabi Trust (the “Trustees”), all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the results of operations for the three and six months ended July 31, 2026 and 2025, (b) the financial position as of July 31, 2026 and (c) the cash flows for the six months ended July 31, 2026 and 2025, have been made. For further information, refer to the financial statements and footnotes included in Mesabi Trust’s Annual Report on Form 10-K for the year ended January 31, 2026.

Note 2.  Net income (loss) per unit is based on 13,120,010 units outstanding during all periods presented.

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

Disaggregation of Revenues

The following table represents a disaggregation of royalty revenue for the three and six months ended July 31, 2026 and July 31, 2025.

	Three Months Ended July 31,
	2026	2025
Base overriding royalties	$2,096,377	$3,216,028
Bonus royalties	—	2,018,440
Fee royalties	232,146	182,436
Total royalty income	$2,328,523	$5,416,904

	Six Months Ended July 31,
	2026	2025
Base overriding royalties	$3,982,077	$5,641,122
Bonus royalties	—	3,802,274
Fee royalties	424,258	322,980
Total royalty income	$4,406,335	$9,766,376

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

Contract asset and contract liability

The contract asset and contract liability are presented net in the accompanying balance sheets as both the contract asset and contract liability are derived from one customer contract. A net contract asset in the amount of $1,050,186 is reflected on the Balance Sheet as of July 31, 2026. The net contract asset is made up of a contract asset in the amount of $1,050,186 and no contract liability. As of January 31, 2026, the Trust recorded a net contract asset in the amount of $263,982, made up of a contract asset of $263,982 and no contract liability. The contract asset relates to variable consideration for base overriding royalties that occurs as a result of escalating base overriding royalty rates earned as thresholds for tons of ore shipped are reached, as described in the base overriding royalties section above. The recorded contract asset represents the additional revenue earned based on the estimated annual royalty rate compared to the effective contracted rate for tons shipped during the period. The contract asset is not available for distribution to the Unitholders until the applicable royalties are actually received by the Trust.

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

Note 4.  On July 14, 2026, the Trustees declared a distribution of $0.05 per Unit of Beneficial Interest payable on August 20, 2026 to Mesabi Trust Unitholders of record at the close of business on July 30, 2026. The declared distribution of $656,001 is recorded as a distribution payable on the Condensed Balance Sheet for the quarter ended July 31, 2026 (unaudited) as compared to a distribution payable of $0.12 per Unit of Beneficial Interest for the quarter ended July 31, 2025.

On July 30, 2026, the Trustees received the quarterly royalty report of iron ore production and shipment during the calendar quarter ended June 30, 2026 from Cliffs. See “Recent Developments— Receipt of Quarterly Royalty Report and Royalty Payment Received from Cliffs” as set forth on page 15 of this Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2026.

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

As of July 31, 2026 and January 31, 2026, the unallocated cash and cash equivalents portion of the Trust’s Unallocated Reserve was comprised of the following components. Cash equivalents consists of U.S. government securities with maturities of 3 months or less as of the date of acquisition by the Trust.

	July 31, 2026	January 31, 2026
Cash and cash equivalents	$17,385,397	$23,162,609
Distribution payable	(656,001)	(3,411,203)

Unallocated cash and cash equivalents	$16,729,396	$19,751,406

A reconciliation of the Trust’s Unallocated Reserve and Trust Corpus for the three and six months ended July 31, 2026 and 2025 is as follows:

	Unallocated	Trust
	Reserve	Corpus	Total
Balances as of April 30, 2026	$18,341,533	$3	$18,341,536

Net loss	(95,013)	—	(95,013)
Distributions declared - $0.0500 per unit	(656,001)	—	(656,001)

Balances as of July 31, 2026	$17,590,519	$3	$17,590,522

	Unallocated	Trust
	Reserve	Corpus	Total
Balances as of January 31, 2026	$20,402,872	$3	$20,402,875

Net income	992,450	—	992,450
Distributions declared - $0.2900 per unit	(3,804,803)	—	(3,804,803)

Balances as of July 31, 2026	$17,590,519	$3	$17,590,522

	Unallocated	Trust
	Reserve	Corpus	Total
Balances as of April 30, 2025	$19,611,719	$3	$19,611,722

Net income	4,743,882	—	4,743,882
Distributions declared - $0.1200 per unit	(1,574,401)	—	(1,574,401)

Balances as of July 31, 2025	$22,781,200	$3	$22,781,203

	Unallocated	Trust
	Reserve	Corpus	Total
Balances as of January 31, 2025	$23,327,717	$3	$23,327,720

Net income	8,375,091	—	8,375,091
Distributions declared - $0.6800 per unit	(8,921,608)	—	(8,921,608)

Balances as of July 31, 2025	$22,781,200	$3	$22,781,203

Item 2. Trustees’ Discussion and Analysis of Financial Condition and Results of Operations.

This discussion should be read in conjunction with the condensed financial statements and notes presented in this Quarterly Report on Form 10-Q and the financial statements and notes in the last filed Annual Report on Form 10-K for the year ended January 31, 2026 for a full understanding of Mesabi Trust’s financial position and results of operations for the three and six months ended July 31, 2026.

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

Three types of royalties, as well as royalty bonuses, comprise the Trust’s leasehold royalty income:

●	Base overriding royalties. Base overriding royalties have historically constituted the majority of the Trust’s royalty income. Base overriding royalties are determined by both the volume and selling price of iron ore products shipped. Northshore is obligated to pay the Trust base overriding royalties in varying amounts, based on the volume of iron ore products shipped. Base overriding royalties are calculated as a percentage of the gross proceeds of iron ore products produced at Mesabi Trust Lands (and to a limited extent other lands) and shipped. The percentage ranges from 2-1/2% of the gross proceeds for the first one million tons of iron ore products shipped annually to 6% of the gross proceeds for all iron ore products in excess of four million tons shipped annually. Base overriding royalties typically are subject to interim and final price adjustments under Cliffs’ customer contracts and, as described elsewhere in this report, such adjustments may be positive or negative.

●	Royalty bonuses. The Trust earns royalty bonuses when iron ore products shipped are sold at prices above a threshold price per ton. The royalty bonus is based on a percentage of the gross proceeds of product shipped. The threshold price is adjusted (but not below $30.00 per ton) on an annual basis for inflation and deflation (the “Adjusted Threshold Price”). The Adjusted Threshold Price is $71.70 per ton for calendar year 2026 and was $69.41 per ton for calendar year 2025. The royalty bonus percentage ranges from 1/2 of 1% of the gross proceeds (on all tonnage shipped for sale at prices between the Adjusted Threshold Price and $2.00 above the Adjusted Threshold Price) to 3% of the gross proceeds (on all tonnage shipped for sale at prices $10.00 or more above the Adjusted Threshold Price). Royalty bonuses typically are subject to price adjustments under Cliffs’ customer contracts and, as described elsewhere in this report, such adjustments may be positive or negative.

●	Fee royalties. Fee royalties have historically constituted a smaller component of the Trust’s total royalty income. Fee royalties are payable to the Mesabi Land Trust, a Minnesota land trust, which holds a 20% interest as fee owner in the Amended Assignment of Peters Lease. Mesabi Trust holds the entire beneficial interest in the Mesabi Land Trust for which U.S. Bank N.A. acts as the corporate trustee. Mesabi Trust receives the net income of the Mesabi Land Trust, which is generated from royalties on the amount of crude ore mined after the payment of expenses to U.S. Bank N.A. for its services as the corporate trustee. Crude ore is the source of iron oxides used to make iron ore pellets and other products. The fee royalty on crude ore is based on an agreed price per ton, subject to certain indexing.

●	Minimum advance royalties. Northshore’s obligation to pay base overriding royalties and royalty bonuses with respect to the sale of iron ore products generally accrues upon the shipment of those products. However, regardless of whether any shipment has occurred, Northshore is obligated to pay to Mesabi Trust a minimum advance royalty. Each year, the amount of the minimum advance royalty is adjusted (but not below $500,000 per annum) for inflation or deflation. The minimum advance royalty is $1,195,452 for calendar year 2026 and was $1,157,261 for calendar year 2025. Until overriding royalties (and royalty bonuses, if any) for a particular year equal or exceed the minimum advance royalty for the year, Northshore must make quarterly payments of up to 25% of the minimum advance royalty for the year. Because minimum advance royalties are essentially prepayments of base overriding royalties and royalty bonuses earned each year, any minimum advance royalties paid in a fiscal quarter are recouped by credits against base overriding royalties and royalty bonuses earned in later fiscal quarters during the year.

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

As also described elsewhere in this report, under the royalty agreement, the Trust is required to be paid a bonus royalty equal to a percentage of the gross proceeds of iron ore products (mined from Mesabi Trust Lands) shipped and sold at prices above the Adjusted Threshold Price. Although 95.5% of all the iron ore products shipped during calendar 2025 was sold at prices higher than the Adjusted Threshold Price, during the six months period ended July 31, 2026, Cliffs reported no such sales at prices higher than the Adjusted Threshold Price. Consequently, the Trust did not record any royalty bonus revenue for that period. The Trustees are unable to project whether Cliffs will continue to be able to sell iron ore products at prices above the applicable Adjusted Threshold Price, entitling the Trust to any future bonus royalty payments.

Based on Cliffs’ most recent royalty report dated July 30, 2026 for shipments and deemed shipments during the second calendar quarter ended June 30, 2026, the Trust did not receive any bonus royalty revenue. See “Risk Factors – The limited third party sales of iron ore products (processed at Northshore using Mesabi Trust iron ore) by Cliffs at prices below the annual adjusted bonus royalty threshold price eliminated a bonus royalty during the Trust’s fiscal quarters ended April 30, 2026 and July 31, 2026, could continue to eliminate or reduce bonus royalties historically paid to the Trust and could result in potential disputes regarding the amount of royalties owed to the Trust,” as set forth in “Part II, Item 1A. Risk Factors” on page 19 of this Report.

As described in this report, in order to calculate the royalties owed by Northshore to Mesabi Trust, the Royalty Agreement requires that Northshore make sales of iron ore products to third parties on an arms’-length basis without regard to any other business relationship between Northshore and the third-party buyer of the iron ore products. In order to calculate royalties on less than arms’-length sales (including sales from Northshore to Cliffs’ corporate affiliates), the Royalty Agreement requires reference to the highest contract price obtained by Northshore in the preceding four calendar quarters in a sale to a buyer not affiliated with Northshore and made on an arms’-length basis. Since Cliffs’ acquisition of ArcelorMittal USA in late-2020, and accelerating after Cliffs’ Toledo HBI plant came online in mid-2021, Northshore has increased the proportion of iron ore mined from the Mesabi Trust Lands that it sells to Cliffs’ corporate affiliates and decreased the proportion of such iron ore that it sells to unaffiliated third parties in arms’-length transactions. Cliffs’ public statements beginning in October 2021 have indicated that Cliffs will be limiting the tonnage of iron ore pellets that it sells to third parties from all of its mines, and particularly Northshore. Cliffs’ recent royalty reports reported three sale transactions of iron ore pellets shipped to a single third-party customer in September and December 2025. As reported by Cliffs, these third-party customer pellet sale transactions were comprised of lower volumes than historically typical shipment volumes. These iron ore pellets shipped to a third party in September and December 2025 are priced below the 2026 Adjusted Threshold Price (which is used in calculating royalty bonuses payable to the Trust under the Royalty Agreement). The Trust did not record any royalty bonus revenue during the quarter ended July 31, 2026. See “Risk Factors – The limited third party sales of iron ore products (processed at Northshore using Mesabi Trust iron ore) by Cliffs at prices below the annual adjusted bonus royalty threshold price eliminated a bonus royalty during the Trust’s fiscal quarters ended April 30, 2026 and July 31, 2026, could continue to eliminate or reduce bonus royalties historically paid to the Trust and could result in potential disputes regarding the amount of royalties owed to the Trust” as set forth in “Part II, Item 1A. Risk Factors” on page 19 of this Report. Without consistent arms’-length sales of iron ore pellets from Northshore to third parties, the calculation of royalties on iron ore pellets that Northshore ships to Cliffs’ affiliates could be uncertain under the Royalty Agreement, which could in turn result in potential disputes regarding the amount of royalties owed to the Trust. Historically,

Cliffs has not fully responded to the Trust’s inquiries about its planning and efforts on these matters, and Cliffs has not reported to the Trust regarding such matters.

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

Results of Operations

Comparison of Iron Ore Pellet Production and Shipments for the Three and Six Months Ended July 31, 2026 and July 31, 2025

As shown in the table below, during the three months ended July 31, 2026, production and shipments of iron ore pellets at Northshore from Mesabi Trust Lands both totaled 975,722 tons. By comparison, pellet production and shipments for the comparable period in 2025 were both 943,955 tons. The increase in production and shipments is attributable to higher demand from Northshore’s customers as compared to the prior comparable period. For the three months ended July 31, 2026 and July 31, 2025, 100% of shipments originated from Trust lands.

	Pellets Produced from	Pellets Shipped from
	Trust Lands	Trust Lands
Three Months Ended	(Tons)	(Tons)
July 31, 2026	975,722	975,722
July 31, 2025	943,955	943,955

As shown in the table below, during the six months ended July 31, 2026, production and shipments of iron ore pellets at Northshore from Mesabi Trust Lands both totaled 1,881,853 tons. By comparison, pellet production and shipments for the comparable period in 2025 were both 1,581,141 tons. The increase in production and shipments is primarily attributable to Northshore being in an extended maintenance shutdown in February 2025. For the six months ended July 31, 2026 and July 31, 2025, 100% of shipments originated from Trust lands.

	Pellets Produced from	Pellets Shipped from
	Trust Lands	Trust Lands
Six Months Ended	(Tons)	(Tons)
July 31, 2026	1,881,853	1,881,853
July 31, 2025	1,581,141	1,581,141

Comparison of Royalty Income for the Three and Six Months Ended July 31, 2026 and July 31, 2025

As reflected in the table below, the Trust’s total royalty income for the three months ended July 31, 2026 decreased by $3,088,381 to $2,328,523 as compared to the three months ended July 31, 2025. The decrease in total royalty income is attributable to a decrease in prices received on pellets of iron ore which resulted in no bonus royalty revenue received during the three months ended July 31, 2026 as compared to the three months ended July 31, 2025.

The table below shows that the base overriding royalties decreased $1,119,651 and the bonus royalties decreased by $2,018,440 for the three months ended July 31, 2026, as compared to the three months ended July 31, 2025. Fee royalties increased by $49,710 over the same period. The decrease in the base overriding royalties and bonus royalties is attributable to a decrease in prices received on pellets of iron ore which resulted in no bonus royalty revenue received during the three months ended July 31, 2026 as compared to the three months ended July 31, 2025. The increase in the fee royalties is attributable to an increase in crude ore mined during the three months ended July 31, 2026 as compared to the three months ended July 31, 2025.

The table below summarizes the components of Mesabi Trust’s total royalty income for the three months ended July 31, 2026 and July 31, 2025, respectively:

	Three Months Ended July 31,
	2026	2025
Base overriding royalties	$2,096,377	$3,216,028
Bonus royalties	—	2,018,440
Fee royalties	232,146	182,436
Total royalty income	$2,328,523	$5,416,904

As reflected in the table below, the Trust’s total royalty income for the six months ended July 31, 2026 decreased by $5,360,041 to $4,406,335 as compared to the six months ended July 31, 2025. The decrease in total royalty income is attributable to a decrease in prices received on pellets of iron ore which resulted in no bonus royalty revenue received during the six months ended July 31, 2026 as compared to the six months ended July 31, 2025.

The table below shows that the base overriding royalties decreased $1,659,045 and the bonus royalties decreased by $3,802,274 for the six months ended July 31, 2026, as compared to the six months ended July 31, 2025. Fee royalties increased by $101,278 over the same period. The decrease in the base overriding royalties and bonus royalties is attributable to a decrease in prices received on pellets of iron ore which resulted in no bonus royalty revenue received during the six months ended July 31, 2026 as compared to the six months ended July 31, 2025. The increase in the fee royalties is attributable to an increase in crude ore mined during the six months ended July 31, 2026 as compared to the six months ended July 31, 2025, due to the extended maintenance shut down at Northshore during the fiscal quarter ended April 30, 2025.

The table below summarizes the components of Mesabi Trust’s total royalty income for the six months ended July 31, 2026 and July 31, 2025, respectively:

	Six Months Ended July 31,
	2026	2025
Base overriding royalties	$3,982,077	$5,641,122
Bonus royalties	—	3,802,274
Fee royalties	424,258	322,980
Total royalty income	$4,406,335	$9,766,376

Comparison of Net Income (Loss), Expenses and Distributions for the Three and Six Months Ended July 31, 2026 and July 31, 2025

Net loss for the three months ended July 31, 2026 was ($95,013), a decrease of $4,838,895 as compared to the three months ended July 31, 2025. The decrease in net income (loss) for the three months ended July 31, 2026 is primarily attributable to a decrease in royalty income and an increase in expenses during the quarter ended July 31, 2026 compared to the same period in the prior year. The decrease in royalty income is due to a decrease in prices received on pellets of iron ore which resulted in no bonus royalty revenue received during the three months ended July 31, 2026. The Trust’s expenses for the three months ended July 31, 2026 were $2,575,369, an increase of $1,712,496 compared to the expenses for the three months ended July 31, 2025. The increase in expenses was primarily attributable to an increase in legal fees and expenses for the three months ended July 31, 2026, as compared to the prior comparable period. See “Part II, Item 1. Legal Proceedings. AAA Arbitration” on page 19 of this Report. The table below summarizes the Trust’s income and expenses for the three months ended July 31, 2026 and July 31, 2025, respectively.

	Three Months Ended July 31,
	2026	2025
Total royalty income	$2,328,523	$5,416,904
Interest income	151,833	189,851
Total revenues	2,480,356	5,606,755
Expenses	2,575,369	862,873
Net (loss) income	$(95,013)	$4,743,882

Net income for the six months ended July 31, 2026 was $992,450, a decrease of $7,382,641 as compared to the six months ended July 31, 2025. The decrease in net income for the six months ended July 31, 2026 is primarily attributable to a decrease in royalty income and an increase in expenses during the six months ended July 31, 2026 compared to the same period in the prior year. The decrease in royalty income is due to a decrease in prices received on pellets of iron ore which resulted in no bonus royalty revenue received during the six months ended July 31, 2026. The Trust’s expenses for the six months ended July 31, 2026 were $3,733,795, an increase of $1,767,589 compared to the expenses for the six months ended July 31, 2025. The increase in expenses was primarily attributable to an increase in legal fees and expenses for the six months ended July 31, 2026, as compared to the prior comparable period. See “Part II, Item 1. Legal Proceedings. AAA Arbitration” on page 19 of this Report. The table below summarizes the Trust’s income and expenses for the six months ended July 31, 2026 and July 31, 2025, respectively.

	Six Months Ended July 31,
	2026	2025
Total royalty income	$4,406,335	$9,766,376
Interest income	319,910	574,921
Total revenues	4,726,245	10,341,297
Expenses	3,733,795	1,966,206
Net income	$992,450	$8,375,091

As presented on the “Trust’s Condensed Statements of Income” on page 3 of this quarterly report, the Trust’s net income (loss) per unit decreased $0.3688 per unit to ($0.0072) per unit for the fiscal quarter ended July 31, 2026, as compared to the fiscal quarter ended July 31, 2025. On July 14, 2026, the Trust declared a distribution of $0.05 per unit payable on August 20, 2026 to Unitholders of record on July 30, 2026. Comparatively, the Trust declared a distribution of $0.12 per unit during the quarter ended July 31, 2025. During the six months ended July 31, 2026 and July 31, 2025, the Trust declared distributions totaling $.29 per unit to Unitholders of record and $0.68, respectively.

On a quarterly basis, the Trustees review a variety of financial and economic data and information impacting the Trust, and upon the Trustees’ determination, distributions may be declared approximately eleven weeks after the Trustees receive a quarterly royalty report from Northshore and Cliffs and the Trust receives the actual royalty payment with respect to royalty income that is payable for iron ore production or shipments through the end of each prior calendar quarter. Royalty payments may include pricing adjustments with respect to shipments made during prior periods. The Trust accounts for and reports accrued income receivable based on shipments during the last month of each of the Trust’s fiscal quarters (April, July, October and January) and price adjustments under Cliffs’ customer contracts (which can be positive or negative and can result in significant variations in royalties received by Mesabi Trust and cash available for distribution to Unitholders) as reported to the Trust by Northshore. The Trust accounts for these amounts by using estimated prices and reports such amounts as revenue even though accrued income receivable is not available for distribution to Unitholders until it is received by the Trust. Accordingly, distributions declared by the Trust are not equivalent to the Trust’s net income during the periods reported in this Quarterly Report on Form 10-Q.

Comparison of Unallocated Reserve as of July 31, 2026, July 31, 2025 and January 31, 2026

As set forth in the table below, Unallocated Reserve decreased from $22,781,200 as of July 31, 2025 to $17,590,519 as of July 31, 2026. The decrease in Unallocated Reserve as of July 31, 2026, as compared to July 31, 2025, is primarily the result of a decrease in unallocated cash and cash equivalents, a decrease in contract asset, a decrease in accrued income receivable, and an increase in accrued expenses. The decrease in the unallocated cash and cash equivalents and accrued income receivable of the Unallocated Reserve is primarily caused by a decrease in prices received on pellets of iron ore which resulted in no bonus royalty revenue accrued for the month of July 2026 as compared to July 2025. The decrease in the contract asset portion of the unallocated reserve is attributed to estimates of variable consideration related to a reduction in pricing of shipments for the calendar year-to-date period ended July 31, 2026 as compared to the previous comparable period. The increase in accrued expenses is primarily attributable to an increase in legal fees and expenses incurred in connection with the pending arbitration but not paid as of July 31, 2026 as compared to July 31, 2025.

	July 31,		% increase
	2026	2025	(decrease)
Accrued Income Receivable	$967,961	$1,443,875	(33.0)%
Contract Asset	1,050,186	1,765,388	(40.5)%
Unallocated Cash and Cash Equivalents	16,729,396	19,674,790	(15.0)%
Accrued Expenses, net	(1,157,024)	(102,853)	1024.9%
Unallocated Reserve	$17,590,519	$22,781,200	(22.8)%

The Trust’s Unallocated Reserve as of July 31, 2026 decreased by $2,812,353 to $17,590,519, as compared to the fiscal year ended January 31, 2026. The decrease in the Unallocated Reserve as of July 31, 2026, as compared to January 31, 2026, is the result of a decrease in unallocated cash and cash equivalents and an increase in accrued expenses offset by an increase in the contract asset. The decrease in the unallocated cash and cash equivalents portion of the Unallocated Reserve is attributable to a decrease in royalties received during the six months ended July 31, 2026 as compared to the calendar period ending January 31, 2026. The increase in the contract asset portion of the Unallocated Reserve is attributable to estimates of variable consideration related to the shipments calendar year-to-date through July 31, 2026 as compared to only one month of calendar year-to-date shipments for the quarter ended January 31, 2026. The increase in accrued expenses is primarily attributable to an increase in legal fees and expenses incurred but not paid for as of July 31, 2026 as compared to January 31, 2026.

			% increase
	July 31, 2026	January 31, 2026	(decrease)
Accrued Income Receivable	$967,961	$782,363	23.7%
Contract Asset	1,050,186	263,982	297.8%
Unallocated Cash and Cash Equivalents	16,729,396	19,751,406	(15.3)%
Accrued Expenses, net	(1,157,024)	(394,879)	(193.0)%
Unallocated Reserve	$17,590,519	$20,402,872	(13.8)%

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

Each quarter, as authorized by the Agreement of Trust, the Trustees will reevaluate all relevant factors including all costs, expenses, obligations, and present and future liabilities of the Trust (whether fixed or contingent) in determining a prudent level of unallocated reserve in light of the unpredictable nature of the iron ore industry, current and projected future mining operations and current economic conditions. Although the actual amount of the Unallocated Reserve will fluctuate from time to time and may increase or decrease from its current level, it is currently anticipated that future distributions will be highly dependent upon royalty income as it is received and the level of Trust expenses. The amount of future royalty income will be a function of the volume of iron ore products produced or shipped and the dollar amount from the sale of such products to third-party customers in bona fide transactions by Northshore that meet the requirements of the royalty agreement. As previously disclosed, on April 25, 2023, Cliffs announced that “higher levels of steel production have led to the partial restart of some operations at … [its] iron ore mining and pelletizing swing facility at Northshore earlier this month.” Cliffs also announced that it “…will continue to treat that facility as our swing operation. And at this time, we still do not expect to operate Northshore in full any time this year.” The Trustees have not been provided with any additional information regarding the anticipated volume of production, stockpiling or shipping of iron ore products at the Northshore operations in Babbitt and Silver Bay, Minnesota. General adverse business and industry economic trends, uncertainties arising from war, terrorist events and other global events, higher or lower customer demand for steel and iron ore, decisions by mine operators regarding curtailments or idling production lines or entire plants, environmental compliance uncertainties, difficulties in obtaining and renewing necessary operating permits, higher imports of steel and iron ore substitutes, processing difficulties and consolidation and restructuring in the domestic steel market may adversely affect the amount and timing of such future shipments and sales. The Trustees will continue to monitor the economic and other circumstances of the Trust to strike a responsible balance between distributions to Unitholders and the need to maintain adequate reserves at a prudent level, given the unpredictable nature of the iron ore and steel industry, the Trust’s dependence on the actions of Cliffs/Northshore, and the fact that the Trust essentially has no other liquid assets.

Recent Developments

Receipt of Quarterly Royalty Report and Royalty Payment Received from Cliffs

On July 30, 2026, the Trustees of Mesabi Trust received the quarterly royalty report of iron ore shipments out of Silver Bay, Minnesota during the quarter ended June 30, 2026 (the “Royalty Report”) from Cliffs, the parent company of Northshore.

As reported to Mesabi Trust by Cliffs in the Royalty Report, based on deemed shipments of iron ore products by Northshore during the three months ended June 30, 2026, Mesabi Trust was credited with a base royalty of $1,585,696. For the same period, Mesabi Trust was also credited with a bonus royalty in the amount of $0 (zero). The royalty payment received by Mesabi Trust did not include any adjustments related to prior quarters. In addition, a royalty payment of $222,083 was paid to the Mesabi Land Trust. Accordingly, the total royalty payments received by Mesabi Trust on July 30, 2026 from Cliffs were $1,807,779.

As noted above, Cliffs’ Royalty Report indicated the bonus royalty for the three months ended June 30, 2026 was $0 (zero). Cliffs reported that all deemed shipments out of Silver Bay for the calendar quarter ended June 30, 2026 were based on prices that are below the 2026 adjusted bonus royalty threshold of $71.70 per ton. The prices Cliffs reported for deemed shipments in this quarter were based on a third-party sale that occurred in September 2025. Cliffs’ Royalty Report also indicated that royalty calculations are based on estimated prices that are subject to change. All royalties are subject to continued due diligence review and verification by Mesabi Trust.

Royalties paid to Mesabi Trust are based on the volume of iron ore pellets and other products produced or shipped during the quarter and the year to date, the pricing of iron ore product sales, and the percentage of iron ore pellet production and shipments from Mesabi Trust lands rather than from non-Mesabi Trust lands. In the second calendar quarter of 2026, Cliffs credited Mesabi Trust with 902,331 tons of iron ore shipped, as compared to 924,442 tons shipped during the second calendar quarter of 2025. Cliffs’ Royalty Report reflected no additional third-party sale transactions of iron ore pellets since reporting several low volume shipments of iron ore pellets to a single Cliffs’ third-party customer in September and December 2025.

The volume of iron ore pellets (and other iron ore products) produced or shipped by Northshore varies from quarter to quarter and year to year based on a number of factors including, among others, Cliffs’ decisions to idle Northshore operations (which occurred from May 2022 until April 2023), the requested delivery schedules of customers (including affiliates), general economic conditions in the iron ore industry, production and maintenance schedules and weather conditions on the Great Lakes. These multiple factors can result in significant variations in royalties received by Mesabi Trust (and in turn, the resulting funds available for distribution to Unitholders by Mesabi Trust) from quarter to quarter and from year to year. These variations, which can be positive or negative, cannot be predicted by the Trustees of Mesabi Trust. Based on the above factors, and as indicated by Mesabi Trust’s historical distribution payments, the royalties received by Mesabi Trust, and the distributions paid to Unitholders, if any, in any particular quarter are not necessarily indicative of royalties that will be received, or distributions that will be paid, if any, in any subsequent quarter or full year.

Mesabi Trust’s Prior Announcement of a Five Cents Distribution

On July 14, 2026, Mesabi Trust issued a press release announcing that the Trustees of Mesabi Trust declared a distribution of five cents ($0.05) per Unit of Beneficial Interest payable on August 20, 2026 to Mesabi Trust Unitholders of record at the close of business on July 30, 2026. This compares to a twelve cents ($0.12) per Unit distribution declared for the same period last year.

Developments in Mesabi Metallics Mining Operations in Northern Minnesota

As reported in a press release dated July 13, 2026 by The Metals Royalty Company (“TMRC”), filed with the SEC on Form 6-K (the “TMRC July Press Release”), Mesabi Metallics Company LLC (“Mesabi Metallics”) is completing a direct reduction (“DR”)-grade iron ore mine and pellet plant in Nashwauk, Minnesota (the “Mesabi Project”), which involves $2.5 billion in total investment. According to the TMRC July Press Release, the Mesabi Project has an estimated mine life of 23 years. The Mesabi Project is situated on approximately 16,000 acres and, upon commencement of operations, is expected to be the first new iron ore mine to open in Minnesota in approximately five decades, as reported by Twin Cities Business Magazine on August 3, 2026 (the “TCBM Article”).

The TMRC July Press Release further states that Mesabi Metallics is expected to be one of the few significant domestic producers of DR-grade iron ore pellets in North America. DR-grade iron ore pellets are used as feedstock for electric arc furnace steelmaking. According to the TCBM Article, Mesabi Metallics intends to sell its DR-grade product on the open market to customers who would process the pellets into direct reduced iron or hot briquetted iron.

On June 1, 2026, Mesabi Metallics announced that it agreed to sell a 50% interest in its royalty platform associated with the Mesabi Project to TMRC for $265 million in total consideration. On August 24, 2026, TMRC reported in a press release filed with the SEC on Form 6-K that it closed on its acquisition of a 2.0% index-priced gross overriding production royalty, with a revenue floor, in the Mesabi Project.

The Trustees are unable to predict what impact, if any, the Mesabi Project or the related developments described above will have on mining, production, and shipments of iron ore products from Northshore or future royalties payable to the Trust.

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

Although the Mesabi Trustees believe that any such forward-looking statements are based on reasonable assumptions, such statements are subject to risks and uncertainties, which could cause actual results to differ materially. Additional information concerning these and other risks and uncertainties is contained in Mesabi Trust’s filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the fiscal year ended January 31, 2026 (filed April 22, 2026), its Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2026 (filed June 12, 2026) and this Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2026. Mesabi Trust undertakes no obligation to publicly update or revise any of the forward-looking statements made herein to reflect events or circumstances after the date hereof.

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

For a discussion of additional factors, including but not limited to those that could adversely affect Mesabi Trust’s actual results and performance, see “Risk Factors” set forth on pages 4 through 18 of Mesabi Trust’s Annual Report on Form 10-K for the fiscal year-ended January 31, 2026 (filed April 22, 2026), the Trust’s Risk Factor described in “Risk Factors” set forth on page 18 of Mesabi Trust’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2026 (filed June 12, 2026) and as set forth on page 19 of this Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2026.

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

There have been no material changes in the Trust’s critical accounting policies or significant accounting estimates during the six months ended July 31, 2026. For a complete description of the Trust’s significant accounting policies, please see Note 2 to the financial statements included in the Trust’s Annual Report on Form 10-K for the year ended January 31, 2026 (filed April 22, 2026).

Certain Tax Information

The Trust is not taxable as a corporation for federal or state income tax purposes and is instead qualified as a nontaxable grantor trust. Since the Trust’s inception, all net taxable income is annually attributable directly to Unitholders for tax purposes regardless of whether the income is distributed or retained by the Trust in its reserve account. As such, in lieu of the Trust paying income taxes, Unitholders report their pro rata share of the various items of Trust income and deductions on their income tax returns. This reporting is required whether or not the earnings of the Trust are distributed as to Unitholders. During calendar year 2024, any funds retained to increase the Trust’s unallocated reserve, which were derived from reportable royalty income and other proceeds, will nonetheless become taxable as reportable income to Unitholders, depending on each individual’s personal tax situation. Information regarding the background on the changes in the Trust’s unallocated reserve is described above under “Results of Operations — Comparison of Unallocated Reserve as of July 31, 2026, July 31, 2025 and January 31, 2026” beginning on page 14. Unitholders are encouraged to consult with their own tax advisors to plan for any financial impact related to this and to review their personal tax situations related to investing in, holding or selling units of beneficial interest in Mesabi Trust.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

AAA Arbitration

As previously announced, on September 26, 2025, Mesabi Trust initiated arbitration against Northshore Mining Company (“Northshore”) and its parent, Cleveland-Cliffs Inc. (“Cliffs”) (Northshore and Cliffs, jointly, the “Operator”), the lessee/operator of the leased lands. Mesabi Trust commenced the arbitration proceeding through the American Arbitration Association (“AAA”). Mesabi Trust seeks damages and declaratory relief relating to the Operator’s idling of Northshore’s operations from May 2022 to April 2023 and underpayment of royalties on intercompany shipments from 2023 through the present. The arbitration is progressing pursuant to the schedule set by the AAA Tribunal.

Item 1A. Risk Factors

The following Risk Factor supplements the Trust’s Risk Factors as described in “Risk Factors” set forth on pages 4 through 18 of Mesabi Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 2026 (filed April 22, 2026) and the Trust’s Risk Factor described in “Risk Factors” set forth on page 18 of  Mesabi Trust’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2026 (filed June 12, 2026).

The limited third party sales of iron ore products (processed at Northshore using Mesabi Trust iron ore) by Cliffs at prices below the annual adjusted bonus royalty threshold price eliminated a bonus royalty during the Trust’s fiscal quarters ended April 30, 2026 and July 31, 2026, could continue to eliminate or reduce bonus royalties historically paid to the Trust and could result in potential disputes regarding the amount of royalties owed to the Trust.

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

As recently reported by the Trust in its two Current Reports on Form 8-K dated May 4, 2026 and July 31, 2026, based on Cliffs’ most recent quarterly royalty reports of shipments to an unaffiliated third party customer for the three months ended March 31, 2026 and June 30, 2026, the Trust was credited with a bonus royalty in the amount of $0 (zero dollars) in each of the Cliffs’ quarterly royalty reports. In its April 30, 2026 and July 30, 2026 quarterly royalty reports to the Trust, Cliffs reported that all deemed shipments out of Silver Bay for the relevant 2026 calendar quarter ends were priced below the 2026 adjusted bonus royalty threshold of $71.70 per ton. The prices Cliffs reported for deemed shipments in these quarters were based on a third-party sale that occurred in September 2025. Other than the time period related to Cliffs’ temporarily idling of Northshore operations from May 2022 to April 2023, these represent the first quarterly reports in many years that Cliffs’ quarterly royalty report issued to Mesabi Trust reported zero bonus royalties for shipments of iron ore pellets made during the applicable quarters.

The Trustees are unable to project whether Cliffs will continue to sell iron ore products at prices above, at or below the applicable adjusted bonus royalty threshold price, making it uncertain as to whether the Trust will be paid any future bonus royalty payments. Limited third- party customer sale transactions of iron ore products produced with iron ore mined from Mesabi Lands at prices below the adjusted threshold price could lead to uncertainty under the Royalty Agreement regarding the calculation of bonus royalties, which in turn could result in potential disputes regarding the amount of bonus royalties owed to the Trust. Furthermore, such developments could potentially continue to reduce or eliminate bonus royalties payable to the Trust during a particular quarter or year.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Mine Safety and Health Administration Safety Data. Pursuant to §1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, Cliffs started reporting information related to certain mine safety results at Northshore. This information is available in Part II, Item 4 of Cliffs’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, filed with the SEC on July 23, 2026.

Rule 10b5-1 Plan and Non-Rule 10b5-1 Trading Arrangement Adoptions, Terminations, and Modifications. During the three months ended July 31, 2026, none of the Trustees adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of SEC Regulation S-K.

Item 6. Exhibits.

(a)Exhibits

The following exhibits are being filed or furnished with this Quarterly Report on Form 10-Q:

Exhibit No.	Exhibit	Filing Method

31	Certification of Corporate Trustee of Mesabi Trust pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certification of Corporate Trustee of Mesabi Trust pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

99.1	Report of Boulay PLLP, dated September 11, 2026 regarding its review of the unaudited interim financial statements of Mesabi Trust as of and for the three and six months ended July 31, 2026	Filed herewith

101	Inline XBRL Instance Document	Filed herewith

104	Cover Page Interactive Data File	Embedded within the Inline XBRL document and contained in Exhibit 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MESABI TRUST
(Registrant)

	By:	DEUTSCHE BANK TRUST COMPANY AMERICAS
Corporate Trustee
Principal Administrative Officer and duly authorized signatory:*

September 11, 2026		By:	/s/ Chris Niesz
Name: Chris Niesz*
Title: Director

* There are no principal executive officers or principal financial officers of the registrant.